Form 10-Q
period 2000-03-31
INTERMUNE PHARMACEUTICALS INC
filed 2000-05-11
CIK 1087432

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        ---------------------------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-29801

                        ---------------------------------

                         INTERMUNE PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                    99-3296648
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

           1710 GILBRETH ROAD, SUITE 301, BURLINGAME, CALIFORNIA 94010
                    (Address of principal executive offices)

                                 (650) 409-2020

              (Registrant's telephone number, including area code)

                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class              Name of each exchange on which registered
COMMON STOCK, $.001 PAR VALUE               NASDAQ NATIONAL MARKET SYSTEM

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS
BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO  X
                                                             ---     ---

         AS OF MAY 1, 2000, THERE WERE 21,963,860 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, OF INTERMUNE PHARMACEUTICALS, INC.

This report on Form 10-Q contains 14 pages.
===============================================================================

                                         INTERMUNE PHARMACEUTICALS, INC.

                                                     INDEX


                                                                                                            PAGE
  ITEM                                      PART I. FINANCIAL INFORMATION                                  NUMBER
                                                                                                           ------

   1.    Financial Statements (unaudited):

         a.   Condensed Balance Sheets at December 31, 1999 and March 31, 2000..........................     3

         b.   Condensed Statements of Operations for the three months ended March 31, 1999 and  2000
              and for the period from February 25, 1998 (inception) to March 31, 2000..................     4

         c.   Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 2000
              and for the period from February 25, 1998 (inception) to March 31, 2000..................     5

         d.   Notes to Condensed Financial Statements...................................................    6-8

   2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    8-10

   3.    Quantitative and Qualitative Disclosures about Market Risk....................................      10


                                           PART II. OTHER INFORMATION

   2.    Changes in Securities and Use of Proceeds......................................................     11

   4.    Submission of Matters to a Vote of Security Holders............................................     11

   6.    Exhibits and Reports on Form 8-K...............................................................     12

         Signatures.....................................................................................     13


                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         INTERMUNE PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                                  DECEMBER 31,          MARCH 31,
                                                                                      1999                2000
                                                                                -----------------   -----------------
Current assets:
   Cash and cash equivalents..................................................  $     3,772,110     $   127,399,645
   Short-term investments, available for sale.................................          442,184          11,882,618
   Accounts receivable, net...................................................          409,392              81,477
   Receivable from Connetics..................................................               --             746,447
   Inventories................................................................          831,145             280,910
   Notes receivable from officer..............................................          103,750             105,625
   Other current assets and prepaid expenses .................................           18,696             652,091
                                                                                -----------------   -----------------
     Total current assets.....................................................        5,577,277         141,148,813
Office equipment, net.........................................................           27,901             407,316
Restricted cash balance.......................................................          250,000             250,000
                                                                                -----------------   -----------------
                                                                                $     5,855,178     $   141,806,129
                                                                                =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..........................................................  $     1,809,028     $     2,076,954
   Accrued offering costs.....................................................               --             550,000
   Accrued payroll............................................................           93,652             178,827
   Payable to Connetics.......................................................          538,434                  --
   Royalty payable to Genentech...............................................        1,913,785             861,854
                                                                                -----------------   -----------------
     Total current liabilities................................................        4,354,899           3,667,635
Long-term obligations payable to Connetics....................................        1,624,343           1,667,357
Redeemable convertible preferred stock........................................        7,416,427                  --
Commitments
Stockholders' equity (deficit):
   Convertible preferred stock, $ .001 par value; authorized:
     5,000,000 shares; 1,835,000 shares at December 31, 1999 and
     none at March 31, 2000...................................................        4,506,804                  --
   Common stock, $.001 par value; authorized:  45,000,000 shares; issued and outstanding: 1,890,833 shares at December 31, 1999 and 21,963,860
     shares at March 31, 2000.................................................            1,891              21,964
   Additional paid-in capital.................................................        5,657,273         167,705,575
   Deferred compensation related to stock options.............................       (5,285,860)        (13,110,910)
   Notes receivable from stockholder..........................................               --             (89,600)
   Accumulated other comprehensive income (loss)..............................               41              (3,196)
   Deficit accumulated during the development stage...........................      (12,420,640)        (18,052,696)
                                                                                -----------------   -----------------
     Total stockholders' equity (deficit).....................................       (7,540,491)        136,471,137
                                                                                -----------------   -----------------
                                                                                $     5,855,178     $   141,806,129
                                                                                =================   =================


            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                  FOR THE PERIOD
                                                                                       FROM
                                                                                   FEBRUARY 25,
                                                    THREE MONTHS ENDED                 1998
                                                        MARCH 31,                 (INCEPTION) TO
                                            ----------------------------------      MARCH 31,
                                                  1999              2000               2000
                                            --------------   -----------------  -----------------

Product sales, net.........................      $      --        $    105,967       $    662,368
Costs and expenses:
 Cost of goods sold........................             --              55,470            295,272
 Research and development..................        489,320           4,037,059          8,155,237
 Selling, general and administrative.......        392,946           1,294,724          4,584,391
 Amortization of deferred compensation.....             --             758,440          1,103,451
 Acquired pre-FDA approval rights..........             --                  --          5,093,750
                                             --------------   -----------------  -----------------
    Total costs and expenses...............        882,266           6,145,693         19,232,101
                                             --------------   -----------------  -----------------
 Loss from operations......................       (882,266)         (6,039,726)       (18,569,733)
 Other income (expense):
  Interest income..........................         58,160             497,685            792,994
  Interest expense.........................             --             (90,015)          (275,957)
                                             --------------   -----------------  -----------------
Net loss...................................      $(824,106)         (5,632,056)       (18,052,696)
                                             ==============
Preferred stock accretion..................                           (268,970)          (925,735)
Deemed redeemable preferred stock dividend.                        (27,762,000)       (27,762,000)
                                                               -----------------  -----------------
Net loss applicable to common stockholders.                       $(33,663,026)      $(46,740,431)
                                                               =================  =================
Basic and diluted net loss per share.......                       $      (2.17)
                                                               =================
Shares used in computing basic and
 diluted net loss per common share.........                         15,528,371


            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                               FOR THE PERIOD
                                                                                                                    FROM
                                                                             THREE MONTHS ENDED               FEBRUARY 25, 1998
                                                                                  MARCH 31,                    (INCEPTION) TO
                                                                     ------------------------------------         MARCH 31,
                                                                            1999              2000                  2000
                                                                     ----------------    ----------------    --------------------
Cash flows used for operating activities:
   Net loss.....................................................          $(824,106)       $(5,632,056)            $(18,052,696)
     Adjustments to reconcile net loss to net cash used
     for operating activities:
      Amortization of deferred compensation.....................                 --            758,440                1,103,451
      Compensation related to vested stock options issued to
        consultants for services................................                 --            687,088                  687,088
      Accretion of long-term obligations payable to parent
          (Connetics)...........................................                 --             43,014                  153,688
      Stock issued for acquired pre-FDA approval rights.........                 --                 --                5,093,750
      Forgiveness of related party obligation...................                 --                 --                  253,000
      Depreciation .............................................                 --             13,744                   16,308
Changes in operating assets and liabilities:
      Current and other assets..................................           (138,005)           242,880               (1,370,103)
      Current liabilities.......................................            348,771            903,101                2,805,781
      Payable to Connetics......................................             46,233         (1,284,881)              (1,246,447)
      Royalty payable to Genentech..............................            439,526         (1,051,931)                 861,854
                                                                     ----------------    ----------------    --------------------
         Net cash used for operating activities.................           (127,581)        (5,320,601)              (9,694,326)
Cash flows from investing activities:
   Purchase of capital and equipment............................                 --           (393,159)                (423,624)
   Purchases of short-term investments..........................           (167,860)      (135,622,450)            (171,228,953)
   Sales and maturities of short-term investments...............            122,577        124,178,779              159,343,139
                                                                     ----------------    ----------------    --------------------
         Net cash used for investing activities.................            (45,283)       (11,836,830)             (12,309,438)
Cash flows from financing activities:
   Contributed capital for preferred stock......................                 --                 --                6,395,600
   Return of capital to Parent (Connetics)......................                 --         (1,000,000)              (6,221,877)
   Net proceeds from initial public offering of common stock....                 --        115,528,473              115,528,473
   Proceeds from redeemable preferred stock.....................                 --         25,838,146               32,597,808
   Proceeds from issuance of common stock.......................                 --                 --                  663,350
   Proceeds from exercise of stock options......................                 --            418,347                  440,847
   Repurchase of restricted stock...............................                 --                 --                     (792)
                                                                     ----------------    ----------------    --------------------
         Net cash provided by financing activities..............                 --        140,784,966              149,403,409
                                                                     ----------------    ----------------    --------------------
Net increase (decrease) in cash and cash equivalents ...........           (172,864)       123,627,535              127,399,645
Cash and cash equivalents at beginning of period................          2,314,781          3,772,110                       --
                                                                     ----------------    ----------------    --------------------
Cash and cash equivalents at end of period......................         $2,141,917       $127,399,645             $127,399,645
                                                                     ================    ================    ====================
Supplemental disclosure of cash flow information:
      Return of capital on obligation to Parent (Connetics).....                 --                 --              $(2,013,669)
      Long-term obligation on return of capital.................                 --                 --                1,513,669
      Short-term obligation on return of capital................                 --            500,000                1,000,000
      Deferred stock compensation...............................                 --          8,583,490               14,214,361



            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In the opinion of the management of InterMune Pharmaceuticals, Inc., ("InterMune," "we," "our," or "us"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 1999, which are contained in our Registration Statement filed on Form S-1, as amended, declared effective by the Securities and Exchange Commission on March 23, 2000 (File No. 333-96029). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

REVENUE RECOGNITION

         Revenues from product sales are recognized upon shipment, net of allowances for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We monitor product ordering cycles and actual returns, product date codes and wholesale inventory levels to estimate potential product return rates. We believe that our product return reserves are adequate, and we have not experienced any significant returns of expired product.

         Sales and related costs of sales and accounts receivable for sales below the baseline amount are transacted for Connetics Corporation under the Transition Agreement, dated April 27, 1999, that expires December 31, 2001. For sales below the baseline amount, any amounts in excess of net revenues less costs to produce and market are paid to Connetics under the Transition Agreement. These sales, costs of sales and amounts receivable are recorded by us on a net basis, which is equivalent to zero in the accompanying financial statements. Thus, we do not record receivables or product returns for sales transacted for Connetics in their financial statements. Such sales, costs of sales and accounts receivable are not subject to the risks and rewards of ownership by us.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. We consider investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date to be short-term investments. We carry cash equivalents and short-term investments at fair value, with unrealized gains and losses, net of tax, as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

         Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

         Investment securities are classified as available-for-sale and unrealized holding gains and losses are included in comprehensive income
(loss). In accordance with Statement of Financial Standards (SFAS) No. 115,

Accounting for Certain Investments in Debt and Equity Securities Realized gains or losses, calculated based on the specific identification method, were not material for any period.

NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock, from historical diluted loss per share because of their anti-dilutive effect. No earnings per share information is presented for the three months ended March 31, 1999, as InterMune was a wholly owned subsidiary of Connetics.

DEFERRED COMPENSATION

         We have recorded deferred compensation for options granted in fiscal year 1999 and the three-month period ended March 31, 2000. As of March 31, 2000, we had recorded aggregate deferred stock compensation of $14.2 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders' equity and is being amortized using the graded vesting method over the vesting period of the individual options, which is generally five years. This graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The total charges to be recorded in future periods from amortization of deferred stock compensation as of March 31, 2000 are anticipated to be approximately $5.8 million, $3.8 million, $2.1 million, $1.0 million and $0.4 million for the remaining nine months of 2000, and for 2001, 2002, 2003 and 2004, respectively.

FINANCING ACTIVITIES

         On January 7 and 27, 2000, we issued an aggregate of 4,876,916 shares of Series B redeemable convertible preferred stock at $5.59 per share for aggregate proceeds of $27.3 million. We incurred approximately $1.5 million of issuance costs, including 120,000 shares of Series B redeemable convertible preferred stock valued at $5.59 per share paid as a commission to the private placement agent.

         On January 7, 2000, pursuant to the terms of the collaboration agreement with Connetics, we also issued to Connetics 89,445 shares of Series B convertible preferred stock.

         We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of the 4,876,916 shares of Series B redeemable preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair market value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27.8 million, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the first quarter of 2000.

         On March 29, 2000, we closed our initial public offering, in which we sold 6,250,000 shares of our common stock at a price of $20.00 per share, raising $125.0 million in gross proceeds. We received offering proceeds, net of approximately $8.8 million in aggregate underwriters discounts and commissions and $1.0 million in estimated related expenses, of approximately $115.2 million. On the closing of the initial public offering, each outstanding share of our preferred stock was converted into one share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 declared effective on March 23, 2000 by the Securities and Exchange Commission (File No. 333-96029).

         InterMune's business is subject to significant risks, including, but not limited to:

- those discussed under the heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 declared effective on March 23, 2000 by the Securities and Exchange Commission (File No. 333-96029);

- the success of our research, development, commercialization, product acceptance and capital raising efforts;

- uncertainties associated with obtaining and enforcing patents important to our business;

-   the lengthy and expensive regulatory process; and

-   possible competition from other products.

         Even if our products appear promising at any stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to the possibilities that the potential products will:

-   be found ineffective during clinical trials,

-   fail to receive the necessary regulatory approvals,

-   be difficult to manufacture on a large scale,

-   be uneconomical to market or

- be precluded from commercialization by the proprietary rights of third parties.

         Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on our financial condition, results of operations and cash flows.

OVERVIEW

         InterMune was formed in 1998 and began operations as a wholly owned subsidiary of Connetics Corporation. We licensed from Genentech, Inc. and Connetics the exclusive U.S. rights to ACTIMMUNE (Interferon gamma-1b) Injection, an FDA-approved product. We currently market ACTIMMUNE in the United States for the treatment of chronic granulomatous disease and osteopetrosis. We have the rights and plan to develop ACTIMMUNE for a range of diseases including idiopathic pulmonary fibrosis, infectious diseases and cystic fibrosis.

         We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 2000, we had an accumulated deficit of $18.1 million. Our net loss from operations was $6.0 million for the three-month period ended March 31, 2000, and $0.9 million for the same period in 1999. These losses resulted from significant costs incurred in the development and marketing of our product.

         Our expenses have consisted primarily of costs incurred in research and development, sales and marketing and from general and administrative costs associated with our operations. We expect our research and development expenses to increase as we continue to commercialize ACTIMMUNE. Expansion of our operations and the additional obligations of a public reporting entity will also add to our expenses. As a result, we expect to incur losses for the foreseeable future.

         We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts, and the timing of significant orders. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

         Total sales of ACTIMMUNE, as reported by us to Connetics, were $1.8 million and $1.1 million for the three-month periods ended March 31, 2000 and 1999, respectively. Product sales as reported by InterMune for either the three months ended March 31, 2000 or March 31, 1999 are not necessarily indicative of product sales for any future period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUE. Total revenues were $105,967 and $0 for the three month-periods ended March 31, 2000 and 1999, respectively. The revenues in 2000 represent sales of ACTIMMUNE related to a new supply arrangement outside the United States. The annual contractual baseline for ACTIMMUNE sales established with Connetics increases nominally each year, until December 31, 2001, when it will be discontinued. Sales transacted for Connetics below the annual contractual baseline are recorded on a net basis, which are zero, and any amounts in excess of net revenues less costs to produce and market are paid to Connetics.

         COST OF GOODS SOLD. We recognized a total of $55,470 and $0 for the three-month periods ended March 31, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. There were no product sales in the period in 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $3,547,739 or 725%, to $4,037,059 for the three-month period ended March 31, 2000, compared to $489,320 for the three-month period ended March 31, 1999. The increase was due primarily to increased costs for clinical trial expenses for ACTIMMUNE in new disease indications and the expenses associated with our transfer of ACTIMMUNE to an additional manufacturing facility. These costs have been recorded as research and development expenses as the new facility is not yet operational. We expect research and development expenses to increase significantly over the next several years.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,294,724 and $392,946 for the three-month periods ended March 31, 2000 and 1999, respectively, representing an increase of 229%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for ACTIMMUNE in its approved diseases and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance and investor relation programs.

         AMORTIZATION OF DEFERRED COMPENSATION. We have recorded aggregate deferred compensation charges of $14.2 million in connection with stock options granted to our employees and non-employee directors through March 31, 2000. Amortization of deferred compensation was $758,440 and $0 for the three-month periods ended March 31, 2000 and 1999, respectively. The deferred compensation amounts are being amortized using the graded vesting method over the vesting period of the individual options, which is generally five years.

         INTEREST INCOME. Interest income increased to $497,685 for the three-month period ended March 31, 2000, compared to $58,160 for the three-month period ended March 31, 1999. The increase in interest income was due to an increase in cash available for investments resulting from the investment of the net proceeds from sales of our Series B redeemable convertible preferred stock on January 7 and 27, 2000, and sale of our common stock in our initial public offering, which closed on March 29, 2000.

         INTEREST EXPENSE. Interest expense increased to $90,015 for the three-month period ended March 31, 2000, compared to $0 for the three-month period ended March 31, 1999. The increase in interest expense was due to

$43,212 of imputed interest expense on the long-term obligation to Connetics and $46,803 interest expense on the royalty payable obligation to Genentech, Inc.

         DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK. We recorded a deemed dividend of $27,762,000 in January 2000, upon the issuance of 4,876,916 shares of Series B redeemable preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27,762,000, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 2000, cash expenditures for operating activities and additions to capital equipment were $5,713,760. We anticipate that these expenditures will increase significantly in future periods.

         At March 31, 2000, we had available cash, cash equivalents and short-term investments of $139,282,263. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible. We seek to minimize the potential effects of concentration and degrees of risk.

         At December 31, 1999, we had deferred payment of the royalties due Genentech for 1999 of approximately $1.9 million under a series of interest-bearing promissory notes that became due upon the closing of our initial public offering on March 29, 2000. Genentech did not exercise their option to convert these promissory notes into shares of our stock at a price per share sold in our most recent financing. In March 2000, we paid all monies due to Genentech in cash.

         In addition, we made a cash payment of $1.0 million to Connetics upon the closing of our initial public offering. This obligation was payable at our option in cash or stock, and was contingent upon the closing of a round of financing, an initial public offering or an acquisition of our company. We recorded this payment as a "return of capital to parent."

         We believe our existing cash, cash equivalents and short-term investments, together with cash flows will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2001. Therefore, our capital requirements may increase in future periods. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings, additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents, which have maturities of less than three months. We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

                           PART II - OTHER INFORMATION

                         INTERMUNE PHARMACEUTICALS, INC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   1. In January 2000, we issued 4,876,916 aggregate shares of Series B redeemable convertible preferred stock at $5.59 per share, for aggregate cash proceeds of $27,262,000 and incurred approximately $1.5 million of issuance costs, including 120,000 shares of Series B redeemable convertible preferred stock valued at $5.59 per share. In addition, in January 2000, pursuant to the terms of the collaboration agreement with Connetics Corporation, InterMune issued to Connetics 89,445 shares of series B convertible preferred stock. All of the preferred stock issued in January 2000 was exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended. All of InterMune's outstanding preferred stock was converted into outstanding common stock upon the closing of our initial public offering on March 29, 2000.

   2. On March 29, 2000, we closed our initial public offering, at $20.00 per share, of 6,250,000 shares of common stock, pursuant to a registration statement on Form S-1 as amended (Commission File No. 333-96029) that the SEC had declared effective on March 23, 2000. The offering terminated following the sale of 6,250,000 shares of registered securities. The managing underwriters of the public offering were Warburg Dillon Read LLC, Chase H&Q and Prudential Vector Securities. The aggregate offering price of the shares offered by InterMune was $125.0 million, less underwriting discounts and commissions of $8.8 million and expenses of approximately $1.0 million. The offering proceeds of $115.2 million were to be and are being used for clinical development and commercialization of our existing products, working capital, payment of existing debt for royalties payable, payment of obligations to Connetics, in-licensing new products and general corporate purposes. The underwriters held a 30-day overallotment option to purchase an additional 937,500 shares of our registered securities that expired on April 24, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

During the quarter ended March 31, 2000, we submitted one matter to our shareholders by written consent in lieu of a shareholders meeting by which our shareholders approved on March 20, 2000, among other things:

        -        InterMune's reincorporation in Delaware;
        - an Amended and Restated Delaware Certificate of Incorporation to be filed following the closing of the initial public offering, which, among other things, authorized 45,000,000 shares of common stock and 5,000,000 shares of preferred stock;
        - an amendment and restatement of InterMune's Bylaws, which, among other things:
                        (a) prohibit stockholders from calling a special
                            meeting of stockholders,
                        (b) enable the board of directors and/or at least
                            two-thirds of the stockholders to amend the bylaws and
                        (c) provide for indemnification of officers and
                            directors of the Company to the full extent authorized or permitted by Delaware law;
        -        InterMune's 2000 Equity Incentive Plan;
        -        InterMune's Employee Stock Purchase Plan;
        -        InterMune's 2000 Non-Employee Directors' Stock Option Plan;
        - the form of indemnification agreement to be entered into with each of InterMune's officers and directors;
        -        a classified board of directors with three classes;
        -        the board members' ability to elect directors and fix the
                 number of directors under specific circumstances;
        -        elimination of stockholder actions by written consent; and
        - advance notice requirements for stockholders wishing to propose business or director nominations to be brought before a meeting of the stockholders.

There were no votes against any of the matters, and the number of shares of each class and series outstanding cast for and/or withheld was as follows:



                                                IN FAVOR          WITHHELD
                                             ---------------    -------------
     Series A-1 Preferred Stock............       1,835,000             None
     Series A-2 Preferred Stock............       6,000,000             None
     Series B Preferred Stock..............       4,821,554          144,807
     Common Stock..........................       1,640,833        1,151,666


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are included herein:

          (10.20)  Form of Change of Control Provisions for Officers.

          (10.21) Employment Offer Letter, dated February 21, 2000, between Registrant and David Cory.

          (10.22) Employment Offer Letter, dated March 3, 2000, between Registrant and Stephen N. Rosenfield.

           (27)    Financial Data Schedule

     (b) Reports on Form 8-K

           During the quarter ended March 31, 2000, we filed no Current Reports on Form 8-K.

                         INTERMUNE PHARMACEUTICALS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     May 11, 2000                        InterMune Pharmaceuticals, Inc.
          ----------------------------



By:  /s/ TIMOTHY P. LYNCH
     ----------------------------------
     Timothy P. Lynch
     Vice President and Chief
     Financial Officer
     (Principal Financial and
     Accounting Officer and Duly
     Authorized Officer)