Form 10-Q
period 2000-06-30
INTERMUNE PHARMACEUTICALS INC
filed 2000-08-09
CIK 1087432

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-29801

                       ----------------------------------

                         INTERMUNE PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     94-3296648
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

                       -----------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                Name of each exchange on which registered
COMMON STOCK, $ .001 PAR VALUE              NASDAQ NATIONAL MARKET SYSTEM

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

         AS OF AUGUST 2, 2000, THERE WERE 21,882,346 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, OF INTERMUNE PHARMACEUTICALS, INC.

This report on Form 10-Q contains 15 pages.
================================================================================

                         INTERMUNE PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                          PAGE
ITEM                                      PART I. FINANCIAL INFORMATION                                  NUMBER
                                                                                                       ----------

 1.    Financial Statements (unaudited):

       a.   Condensed Balance Sheets at June 30, 2000 and December 31, 1999 ..........................      1

       b.   Condensed Statements of Operations for the three- and six-month periods ended June 30,
              2000 and 1999 ..........................................................................      2

       c.   Condensed Statements of Cash Flows for the six-month periods ended June 30, 2000 and
              1999....................................................................................      3

       d.   Notes to Condensed Financial Statements...................................................     4-6

 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     7-11

 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................      11


                                           PART II. OTHER INFORMATION

 6.    Exhibits and Reports on Form 8-K...............................................................      12

       Signatures.....................................................................................      13


                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         INTERMUNE PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS


                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2000            1999
                                                                                ---------------  --------------
Current assets:
   Cash and cash equivalents..................................................     $  94,706         $ 3,772
   Short-term investments, available for sale.................................        33,034             442
   Accounts receivable, net...................................................         1,554             409
   Inventories................................................................           357             831
   Notes receivable from officer..............................................           108             104
   Product revenue rights from Connetics, net.................................         3,191              --
   Other current assets and prepaid expenses .................................           567              19
                                                                                ---------------  --------------
     Total current assets.....................................................       133,517           5,577
Property and equipment, net...................................................           682              28
Restricted cash balance.......................................................           250             250
                                                                                ---------------  --------------
                                                                                   $ 134,449         $ 5,855
                                                                                ===============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Accounts payable ..........................................................     $     557        $  1,809
   Accrued payroll............................................................           153              94
   Payable to Connetics.......................................................           855             538
   Royalty payable to Genentech...............................................           979           1,914
                                                                                ---------------  --------------
     Total current liabilities................................................         2,544           4,355
Long-term obligations payable to Connetics....................................            --           1,624
Redeemable convertible preferred stock........................................            --           7,416
Commitments
Stockholders' equity (deficit):
   Convertible preferred stock, $ .001 par value; authorized: 5,000,000 shares; issued and outstanding: none at June 30, 2000 and 1,835,000
     shares at December 31, 1999..............................................            --           4,507
   Common stock, $ .001 par value; authorized:  45,000,000 shares; issued and outstanding: 21,882,346 shares at June 30, 2000 and 1,890,833
     shares at December 31, 1999..............................................            22               2
   Additional paid-in capital.................................................       167,755           5,658
   Deferred compensation related to stock options.............................       (10,798)         (5,286)
   Notes receivable from stockholder..........................................           (90)             --
   Accumulated other comprehensive loss.......................................           (32)             --
   Retained deficit...........................................................       (24,952)        (12,421)
                                                                                ---------------  --------------
     Total stockholders' equity (deficit).....................................       131,905          (7,540)
                                                                                ---------------  --------------
                                                                                   $ 134,449        $  5,855
                                                                                ===============  ==============

            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            ------------------------    ----------------------------
                                               2000          1999           2000            1999
                                            ----------    ----------    ------------    ------------

Product sales, net.......................     $ 3,027      $    --        $  3,133         $    --

Costs and expenses:

Cost of goods sold.......................       1,885           --           1,940              --

Amortization of product revenue rights...       1,220           --           1,220              --

Research and development.................       3,838          567           8,065           1,057

Selling, general and administrative......       5,137          503           7,000             896

Acquired pre-FDA approval rights.........          --        1,094              --           1,094
                                            ----------    ----------    ------------    ------------
          Total costs and expenses.......      12,080        2,164          18,225          (3,047)
                                            ----------    ----------    ------------    ------------
Loss from operations.....................      (9,053)      (2,164)        (15,092)         (3,047)

Other income (expense):

   Interest income.......................       2,198           57           2,695             115

   Interest expense......................         (44)         (39)           (134)            (39)
                                            ----------    ----------    ------------    ------------
Net loss.................................      (6,899)      (2,146)        (12,531)         (2,971)
                                            ----------    ----------    ------------    ------------
Preferred stock accretion................          --         (164)           (269)           (164)

Deemed redeemable preferred stock
   dividend...............................         --           --         (27,762)             --
                                            ----------    ----------    ------------    ------------
Net loss applicable to common
   stockholders...........................    $(6,899)     $(2,310)       $(40,562)        $(3,135)
                                            ==========    ==========    ============    ============

Basic and diluted net loss per share.....     $ (0.33)     $ (0.44)       $  (2.32)        $ (0.44)(1)
                                            ==========    ==========    ============    ============

Shares used in computing basic and
  diluted net loss per common share......      20,683        5,236          17,515           5,236


(1)  See note 1, Net Loss Per Share

            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                     -------------------------------------
                                                                            2000                1999
                                                                     -------------------    --------------
Cash flows used for operating activities:
   Net loss.....................................................         $(12,531)             $(2,971)
     Adjustments to reconcile net loss to net cash used
     for operating activities:
      Amortization of deferred compensation.....................            3,070                   --
      Compensation related to vested stock options issued to
        consultants for services................................              879                   --
      Accretion of long-term obligations payable to parent
        (Connetics).............................................               87                   28
      Stock issued for acquired pre-FDA approval rights.........               --                1,094
      Forgiveness of related party obligation...................               --                   --
      Depreciation .............................................               36                   --
    Changes in operating assets and liabilities:
      Current and other assets..................................           (4,414)                 (62)
      Current liabilities.......................................           (1,192)                 339
      Payable to Connetics......................................           (1,395)                 348
      Royalty payable to Genentech..............................             (935)                 947
                                                                     -------------------    --------------
          Net cash used for operating activities................          (16,395)                (277)
Cash flows from investing activities:
   Purchase of capital equipment................................             (690)                  --
   Purchases of short-term investments..........................          (56,802)                (350)
   Sales and maturities of short-term investments...............           24,179                  304
                                                                     -------------------    --------------
          Net cash used for investing activities................          (33,313)                 (46)
Cash flows from financing activities:
   Contributed capital for preferred stock......................               --                  396
   Return of capital to Parent (Connetics)......................           (1,000)              (5,750)
   Net proceeds from initial public offering of common stock....          115,020                   --
   Proceeds from redeemable preferred stock.....................           26,176                5,260
   Proceeds from issuance of common stock.......................               --                  663
   Proceeds from exercise of stock options......................              446                   --
                                                                     -------------------    --------------
          Net cash provided by financing activities.............          140,642                  569
                                                                     -------------------    --------------
Net increase in cash and cash equivalents ......................           90,934                  246
Cash and cash equivalents at beginning of period................            3,772                2,315
                                                                     -------------------    --------------
Cash and cash equivalents at end of period......................         $ 94,706              $ 2,561
                                                                     ===================    ==============
Supplemental disclosure of cash flow information:
      Return of capital, obligation to Parent (Connetics).......             $ --              $(2,014)
      Long-term obligation, return of capital...................               --                1,514
      Short-term obligation on return of capital................              500                   --
      Deferred stock compensation...............................            8,583                   --

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

         Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 1999, which are contained in our Registration Statement filed on Form S-1, as amended, declared effective by the Securities and Exchange Commission on March 23, 2000 (File No. 333-96029). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

         On June 27, 2000, we entered into the Revenue Adjustment Agreement with Connetics Corporation by which we acquired from Connetics the rights to those ACTIMMUNE-Registered Trademark- revenues under the baseline that we did not already own (established by the Transition Agreement, dated April 27, 1999). Beginning with the three-month period ended June 30, 2000, we recorded all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. These sales, costs of sales and amounts receivable were recorded by us on a net basis, in the accompanying financial statements for the three-month period ended March 31, 2000 and the three and six-month periods ended June 30, 1999. Such sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by us. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

         Total sales of ACTIMMUNE were $3.0 million and $1.1 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $4.9 million and $2.2 million for the six-month periods ended June 30, 2000 and 1999, respectively. Sales for the three-month period ended March 31, 2000 and the six-month period ended June 30, 1999, were reported by us to Connetics and are not included in our financial statements. Product sales as reported by InterMune for either the three-month periods ended March 31, 2000 and 1999, or the six-month periods ended June 30, 2000 and 1999, are not necessarily indicative of product sales for any future period.

         On June 27, 2000 through the Revenue Adjustment Agreement, we paid to Connetics $5.2 million in cash in conjunction with the purchase of all the rights to ACTIMMUNE from Connetics that we did not already own. The amount paid to Connetics included $857,000 as the prepayment of obligations owed to them and $4.4 million for product revenue rights that were capitalized as a current asset and will be amortized based upon product units shipped over the next 12 months of operations. Prior to this transaction, Connetics had the right to recognize all ACTIMMUNE revenue and related expenses associated with approximately the first $6.5 million in ACTIMMUNE sales in the United States in each of the years 2000 and 2001.

INVENTORIES
         Inventories consist principally of finished goods products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

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

         Investment securities are classified as available-for-sale and unrealized holding gains and losses are included in comprehensive income (loss). In accordance with Statement of Financial Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, realized gains or losses, calculated based on the specific identification method, were not material for any period. Unrealized losses total $32,000 and $0 at June 30, 2000 and 1999, respectively.

NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock, from historical diluted loss per share because of their anti-dilutive effect. Earnings per share data for the six months ended June 30, 1999 does not include earnings prior to April 1, 1999, because we were a wholly owned subsidiary of Connetics.

DEFERRED COMPENSATION

         We have recorded deferred compensation for options granted in fiscal year 1999 and the six-month period ended June 30, 2000. As of June 30, 2000, we had recorded aggregate deferred stock compensation of $14.2 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders' equity and is being amortized using the graded vesting method over the vesting period of the individual options, which is generally five years. This graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. A total of $3.4 million of compensation expense has been recognized in fiscal 1999 and for the six-month period ended June
30, 2000. The total charges to be recorded in future periods from amortization of deferred stock compensation as of June 30, 2000 are anticipated to be approximately $3.5 million, $3.8 million, $2.1 million, $1.0 million and $0.4 million for the remaining six months of 2000, and for 2001, 2002, 2003 and 2004, respectively.

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

         We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of 4,876,916 shares of Series B redeemable preferred stock. At the date of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair market value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27.8 million, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the three and six-month periods ended June 30, 2000.

         On January 7, 2000, pursuant to the terms of the Collaboration Agreement with Connetics, we also issued to Connetics 89,445 shares of Series B convertible preferred stock.

         On March 29, 2000, we closed our initial public offering, in which we sold 6,250,000 shares of our common stock at a price of $20.00 per share, raising $125.0 million in gross proceeds. We received offering proceeds, net of approximately $8.8 million in aggregate underwriters discounts and commissions and $1.2 million in estimated related expenses, of approximately $115.0 million. On the closing of the initial public offering, each outstanding share of our preferred stock was converted into one share of common stock.

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

         InterMune's business is subject to significant risks, including, but not limited to:

         - those discussed under heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 declared effective on March 23, 2000 by the Securities and Exchange Commission File No. 333-96029;
         - the success of our research, development, commercialization, product acceptance and capital raising efforts;
         - uncertainties associated with obtaining and enforcing patents important to our business;
         -        the lengthy and expensive regulatory process, and
         -        possible competition from other products.

         Even if our products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will:

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


OVERVIEW

         InterMune was formed in 1998 and began operations as a wholly owned subsidiary of Connetics Corporation. We licensed from Genentech, Inc. through a sublicense with Connetics Corporation the exclusive U.S. rights to commercialize ACTIMMUNE (Interferon gamma-1b) Injection, an FDA-approved product. We currently market ACTIMMUNE in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. We have the rights and plan to develop ACTIMMUNE for a range of diseases including idiopathic pulmonary fibrosis, infectious diseases and cystic fibrosis. In June 2000, through the Assignment and Option Agreement, Connetics assigned the Genentech license rights to us that we had sublicensed from Connetics. In addition, through the Consent to Assignment Agreement, Genentech expanded those rights to include the commercialization of ACTIMMUNE in Canada.

         We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 2000, we had an accumulated deficit of $25.0 million. Our net loss from operations was $15.1 million for the six-month period ended June 30, 2000, and $3.0 million for the same period in 1999. These losses resulted from significant costs incurred in the development and marketing of our product.

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

         On June 27, 2000, we entered into the Revenue Adjustment Agreement with Connetics Corporation by which we acquired from Connetics the rights to those ACTIMMUNE(R) revenues under the baseline that we did not already own (established by the Transition Agreement, dated April 27, 1999). Beginning with the three-month period ended June 30, 2000, we recorded all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. These sales, costs of sales and amounts receivable were recorded by us on a net basis, which is equivalent to zero in the accompanying financial statements for the three-month period ended March 31, 2000 and the three- and six-month periods ended June 30, 1999. Thus, we did not record receivables or product returns for sales transacted for Connetics and reported in their financial statements. Such sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by us. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

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

         Total sales of ACTIMMUNE were $3.0 million and $1.1 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $4.9 million and $2.2 million for the six-month periods ended June 30, 2000 and 1999, respectively. Sales for the three-month period ended March 31, 2000 and the six-month period ended June 30, 1999, were reported by us to Connetics and are not included in our financial statements. Product sales as reported by InterMune for either the three-months ended March 31, 2000 and 1999, or the six-month periods ended June 30, 2000 and 1999, are not necessarily indicative of product sales for any future period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUE. Total revenues were $3,027,000 and $0 for the three-month periods ended June 30, 2000 and 1999, respectively. The revenues for the three-month period ended June 30, 2000, represent all sales of ACTIMMUNE in the United States and sales outside the United States related to a supply arrangement in Canada. On June 27, 2000 through the Revenue Adjustment Agreement, we terminated the annual baseline agreement with Connetics for ACTIMMUNE sales below a contractual baseline. As a result, all sales for ACTIMMUNE beginning with the three month-period ended June 30, 2000 have been reflected in the accompanying financial statements. Sales transacted for Connetics below the annual contractual baseline were previously recorded on a net basis, and any amounts received in excess of net revenues less costs to produce and market were paid to Connetics for the three-month period ended June 30, 1999.

         COST OF GOODS SOLD. We recognized a total of $1,885,000 and $0 for the three-month periods ended June 30, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. There were no product sales in the period in 1999.

         AMORTIZATION OF PRODUCT REVENUE RIGHTS. We recorded amortization of product revenue rights of $1,220,000 and $0 for the three-month periods ended June 30, 2000 and, 1999, respectively. On June 27, 2000 through the Revenue Adjustment Agreement, we purchased rights to all of the ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. The amortization of those rights is expensed as a cost of goods sold.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $3,271,000 or 577%, to $3,838,000 for the three-month period ended June 30, 2000, compared to $567,000 for the three-month period ended June 30, 1999. The increase was due primarily to increased costs for clinical trial expenses for ACTIMMUNE in new disease indications and the expenses associated with our transfer of ACTIMMUNE to an additional manufacturing facility and non-cash stock based compensation. Included in research and development expenses is the amortization of deferred compensation expense of $578,000 in the three-month period ended June 30, 2000 and $0 in the same period in 1999. We expect research and development expenses to increase significantly over the next several years.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,137,000 and $503,000 for the three-month periods ended June 30, 2000 and 1999, respectively, representing an increase of 921%. Of the $4,634,000 increase, $1,734,000 was related to non-cash stock-based compensation expense. The remaining increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for ACTIMMUNE in its approved diseases and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance and investor relations programs.

         ACQUIRED PRE-FDA APPROVAL RIGHTS. We recorded a total of $0 and $1,094,000 for the three-month periods ended June 30, 2000, and 1999, respectively. The amount paid in 1999 was for the acquisition of additional development rights for ACTIMMUNE from Genentech, Inc. The full amount was paid with 875,000 shares of our common stock.

         INTEREST INCOME. Interest income increased to $2,198,000 for the three-month period ended June 30, 2000, compared to $57,000 for the three-month period ended June 30, 1999. The increase in interest income was due to an increase in cash available for investments resulting from the investment of the net proceeds from sales of our Series B redeemable convertible preferred stock on January 7 and 27, 2000, and sale of our common stock in our initial public offering, which closed on March 29, 2000.

         INTEREST EXPENSE. Interest expense increased to $44,000 for the three-month period ended June 30, 2000, compared to $39,000 for the three-month period ended June 30, 1999. The increase in interest expense was due to the imputed interest expense on a long-term obligation to Connetics.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUE. Total revenues were $3,133,000 and $0 for the six month-periods ended June 30, 2000 and 1999, respectively. The revenues in 2000 represent all sales of ACTIMMUNE in the United States for the three-month period ended June 30, 2000, and sales outside the United States related to a supply arrangement in Canada for the six-month period ended June 30, 2000. On June 27, 2000 through the Revenue Adjustment Agreement, we terminated the annual baseline agreement with Connetics for ACTIMMUNE sales below a contractual baseline. As a result, all sales for ACTIMMUNE beginning with the three month-period ended June 30, 2000, have been reflected in the accompanying financial statements. Sales transacted for Connetics below the annual contractual baseline were previously recorded on a net basis, and any amounts received in excess of net revenues less costs to produce and market were paid to Connetics for the three-month period ended March 31, 2000 and the six-month period ended June 30, 1999.

         COST OF GOODS SOLD. We recognized a total of $1,940,000 and $0 for the six-month periods ended June 30, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. There were no product sales in the period in 1999.

         AMORTIZATION OF PRODUCT REVENUE RIGHTS. We recorded a total of $1,220,000 and $0 for the six-month periods ended June 30, 2000 and, 1999, respectively. On June 27, 2000, we purchased rights to all of the ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. The amortization of those rights is expensed for sales activities under the previous contractual baseline for the year 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $7,008,000 or 663%, to $8,065,000 for the six-month period ended June 30, 2000, compared to $1,057,000 for the six-month period ended June 30, 1999. The increase was due primarily to increased costs for clinical trial expenses for ACTIMMUNE in new disease indications and the expenses associated with our transfer of ACTIMMUNE to an additional manufacturing facility. These costs have been recorded as research and development expenses because the new manufacturing facility is not yet operational. Also included in research and development expenses is the amortization of deferred compensation expense of $768,000 in the six-month period ended June 30, 2000 and $0 in the same period in 1999. We expect research and development expenses to increase significantly over the next several years.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7,000,000 and $896,000 for the six-month periods ended June 30, 2000 and 1999, respectively, representing an increase of 681%. Of the $6,104,000 increase, $2,302,000 was related to non-cash stock based compensation expense. The remaining increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for ACTIMMUNE in its approved diseases and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance and investor relations programs.

         ACQUIRED PRE-FDA APPROVAL RIGHTS. We recorded a total of $0 and $1,094,000 for the six-month periods ended June 30, 2000, and 1999, respectively. The amount paid in 1999 was for the acquisition of additional development rights for ACTIMMUNE from Genentech, Inc. The full amount was paid with 875,000 shares of our common stock.

         INTEREST INCOME. Interest income increased to $2,695,000 for the six-month period ended June 30, 2000, compared to $115,000 for the six-month period ended June 30, 1999. The increase in interest income was due to an increase in cash available for investments resulting from the investment of the net proceeds from sales of our Series B redeemable convertible preferred stock on January 7 and 27, 2000, and sale of our common stock in our initial public offering, which closed on March 29, 2000.

         INTEREST EXPENSE. Interest expense increased to $134,000 for the six-month period ended June 30, 2000, compared to $39,000 for the six-month period ended June 30, 1999. The increase in interest expense was due to $87,000 of imputed interest expense on the long-term obligation to Connetics and $47,000 interest expense on a royalty payable obligation to Genentech, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 2000, cash expenditures for operating activities and additions to capital equipment were $17,085,000. We anticipate that these expenditures will increase significantly in future periods.

         At June 30, 2000, we had available cash, cash equivalents and short-term investments of $127,740,000. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

         On June 27, 2000 through the Revenue Adjustment Agreement, we paid to Connetics $5.2 million in cash in conjunction with the purchase of all the rights to ACTIMMUNE from Connetics that we did not already own. The amount paid to Connetics included $857,000 as the prepayment of obligations owed to them and $4.4 million for product revenue rights that was capitalized as a current asset and will be amortized based upon product units shipped over the next 12 months of operations. Prior to this transaction, Connetics had the right to recognize all ACTIMMUNE revenue and related expenses associated with approximately the first $6.5 million in ACTIMMUNE sales in the United States in each of the years 2000 and 2001.

         At December 31, 1999, we had deferred payment of the royalties due Genentech for 1999 of approximately $1.9 million under a series of interest-bearing promissory notes that became due upon the closing of our initial public offering on March 29, 2000. Genentech did not exercise its option to convert these promissory notes into shares of our stock at a price per share sold in our most recent financing. In March 2000, we paid all monies due to Genentech in cash.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents, which have maturities of less than three months. We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio. At June 30, 2000, the average maturity of our short-term investments was 75 days.

                           PART II - OTHER INFORMATION

                         INTERMUNE PHARMACEUTICALS, INC.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included herein:

         (10.24) Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.

         (10.25) Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.

         (10.26) Revenue Adjustment Agreement, dated June 27, 2000, between Registrant and Connetics Corporation.

         (10.27) Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.

         (10.28) Lease Agreement, dated May 15, 2000, between Registrant and American Heart Association, Western States Affiliate.

         (27)     Financial Data Schedule


    (b) Reports on Form 8-K

            During the quarter ended June 30, 2000, we filed no Current Reports on Form 8-K.

                         INTERMUNE PHARMACEUTICALS, INC.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     August 9, 2000                      InterMune Pharmaceuticals, Inc.
          ----------------------------




By:       /s/ TIMOTHY P. LYNCH
          --------------------------------------------
          Timothy P. Lynch
          Vice President and Chief
          Financial Officer
          (Principal Financial and
          Accounting Officer and Duly
          Authorized Officer)