Form 10-Q/A
period 2000-03-31
INTERMUNE PHARMACEUTICALS INC
filed 2000-10-30
CIK 1087432

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                   FORM 10-Q/A

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

This report on Form 10-Q/A contains 13 pages.
===============================================================================

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
                                                                                =================   =================


            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                  FOR THE PERIOD
                                                                                       FROM
                                                                                   FEBRUARY 25,
                                                    THREE MONTHS ENDED                 1998
                                                        MARCH 31,                 (INCEPTION) TO
                                            ----------------------------------      MARCH 31,
                                                  1999              2000               2000
                                            --------------   -----------------  -----------------

Product sales, net.........................      $      --        $    105,967       $    662,368
Costs and expenses:
 Cost of goods sold........................             --              55,470            295,272
 Research and development..................        489,320           4,037,059          8,155,237
 Selling, general and administrative.......        392,946           1,294,724          4,584,391
 Amortization of deferred compensation.....             --             758,440          1,103,451
 Acquired pre-FDA approval rights..........             --                  --          5,093,750
                                             --------------   -----------------  -----------------
    Total costs and expenses...............        882,266           6,145,693         19,232,101
                                             --------------   -----------------  -----------------
 Loss from operations......................       (882,266)         (6,039,726)       (18,569,733)
 Other income (expense):
  Interest income..........................         58,160             497,685            792,994
  Interest expense.........................             --             (90,015)          (275,957)
                                             --------------   -----------------  -----------------
Net loss...................................      $(824,106)         (5,632,056)       (18,052,696)
                                             ==============
Preferred stock accretion..................                           (268,970)          (925,735)
Deemed redeemable preferred stock dividend.                        (27,762,000)       (27,762,000)
                                                               -----------------  -----------------
Net loss applicable to common stockholders.                       $(33,663,026)      $(46,740,431)
                                                               =================  =================
Historical basic and diluted net
 loss per common share.....................                       $     (11.17)
                                                               =================
Shares used in computing historical
 net loss per common share.................                          3,014,374
                                                               =================
Pro forma basic and diluted net loss per
 common share..............................         $(0.12)       $      (2.33)
                                             ==============    =================
Shares used in computing pro forma basic and
 diluted net loss per common share.........      6,635,000          14,338,484
                                             ==============    =================

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

         Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the Company's initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). For the three months ended March 31, 1999, the pro forma shares also reflect the common equivalent shares of preferred and common stock issued on April 27, 1999 in connection with the reorganization as though they had been outstanding for the entire period. The pro forma net loss per share of the three months ended March 31, 2000, includes the impact of the deemed preferred stock dividend and excludes the preferred stock accretion.

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share data):



                                                                                  FOR THE PERIOD
                                                                                       FROM
                                                                                   FEBRUARY 25,
                                                    THREE MONTHS ENDED                 1998
                                                        MARCH 31,                 (INCEPTION) TO
                                            ----------------------------------      MARCH 31,
                                                  1999              2000               2000
                                            --------------   -----------------  -----------------

Actual:
Net loss................................             $(824)            $(5,632)          $(18,053)
 Preferred stock accretion..............                --                (269)              (926)
 Deemed dividend to preferred
  shareholders..........................                --             (27,762)           (27,762)
                                            --------------   -----------------  -----------------
 Net loss allocable to common
  Shareholders..........................             $(824)           $(33,663)          $(46,741)
                                            ==============   =================  =================
Historical basic and diluted:
 Weighted-average shares of
  common stock outstandings.............                                 4,264
 Less: weighted-average shares
  subject to repurchase.................                                (1,250)
                                                             -----------------
 Weighted-average shares used in
  computing basic and diluted net
  loss per common share.................                                 3,014
                                                             =================
 Basic and diluted net loss per
  Common share..........................                               $(11.17)
                                                             =================
Pro forma basic and diluted:
 Net loss allocable to common
  stockholders..........................             $(824)           $(33,663)
 Add: Preferred stock accretion.........                --                 269
                                            --------------   -----------------
 Net loss before preferred stock
  accretion.............................             $(824)           $(33,394)
                                            ==============   =================
 Shares used above......................                --               3,014
 Pro forma adjustment to reflect
  weighted average effect of assumed
  conversion of preferred stock.........                --              11,324

 Pro forma adjustment to reflect the
  common equivalent shares of preferred
  and common stock issued in connection
  with the reorganization...............             6,635                  --

 Weighted-average shares used in
  computing pro forma basic and
  diluted net loss per common               --------------   -----------------
  share.................................             6,635              14,338
                                            ==============   =================
 Pro forma basic and diluted net
  loss per common share.................            $(0.12)             $(2.33)
                                            ==============   =================


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are included herein:

          (10.20)  Form of Change of Control Provisions for Officers.(*)

          (10.21) Employment Offer Letter, dated February 21, 2000, between Registrant and David Cory.(*)

          (10.22) Employment Offer Letter, dated March 3, 2000, between Registrant and Stephen N. Rosenfield.(*)

           (27)    Financial Data Schedule.

     (*) Filed as an exhibit to InterMune's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

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



Date:     October 30, 2000                    InterMune Pharmaceuticals, Inc.
          ----------------------------



By:  /s/ TIMOTHY P. LYNCH
     ----------------------------------
     Timothy P. Lynch
     Vice President and Chief
     Financial Officer
     (Principal Financial and
     Accounting Officer and Duly
     Authorized Officer)