Form 10-Q/A
period 2000-06-30
INTERMUNE PHARMACEUTICALS INC
filed 2000-10-30
CIK 1087432

                       SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                       ----------------------------------

                                  FORM 10-Q/A

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

This report on Form 10-Q/A contains 15 pages.
================================================================================

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
                                                                                ===============  ==============

            See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            ------------------------    ----------------------------
                                               2000          1999           2000            1999
                                            ----------    ----------    ------------    ------------

Product sales, net.......................     $ 3,027      $    --        $  3,133         $    --

Costs and expenses:

Cost of goods sold.......................       1,885           --           1,940              --

Amortization of product revenue rights...       1,220           --           1,220              --

Research and development.................       3,838          567           8,065           1,057

Selling, general and administrative......       5,137          503           7,000             896

Acquired pre-FDA approval rights.........          --        1,094              --           1,094
                                            ----------    ----------    ------------    ------------
          Total costs and expenses.......      12,080        2,164          18,225          (3,047)
                                            ----------    ----------    ------------    ------------
Loss from operations.....................      (9,053)      (2,164)        (15,092)         (3,047)

Other income (expense):

   Interest income.......................       2,198           57           2,695             115

   Interest expense......................         (44)         (39)           (134)            (39)
                                            ----------    ----------    ------------    ------------
Net loss.................................      (6,899)      (2,146)        (12,531)         (2,971)
                                            ----------    ----------    ------------    ------------
Preferred stock accretion................          --         (164)           (269)           (164)

Deemed redeemable preferred stock
   dividend...............................         --           --         (27,762)             --
                                            ----------    ----------    ------------    ------------
Net loss applicable to common
   stockholders...........................    $(6,899)     $(2,310)       $(40,562)        $(3,135)
                                            ==========    ==========    ============    ============

Historical basic and diluted net loss
   per common share.......................    $ (0.33)     $ (3.28)       $  (3.42)        $ (8.91)(1)
                                            ==========    ==========    ============    ============

Shares used in computing historical basic
   and diluted net loss per common share.      20,736          704          11,875             352
                                            ==========    ==========    ============    ============

Pro forma basic and diluted net loss per
   common share...........................    $ (0.33)     $ (0.29)       $  (2.30)        $ (0.43)(1)
                                            ==========    ==========    ============    ============

Shares used in computing pro forma basic
  and diluted net loss per common share...     20,736        7,339          17,537           6,987
                                            ==========    ==========    ============    ============

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

NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock, from historical diluted loss per share because of their anti-dilutive effect. Earnings per share data for the six months ended June 30, 1999 does not include shares prior to April 1, 1999, because we were a wholly owned subsidiary of Connetics.

         Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the Company's initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). For the three and six months ended June 30, 1999, the pro forma shares also reflect the common equivalent shares of preferred and common stock issued on April 27, 1999, in connection with the reorganization as though they had been outstanding for the entire year. The pro forma net loss per share for the six months ended June 30, 2000, includes the impact of the deemed preferred stock dividend and excludes the preferred stock accretion.

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share data):


                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            ------------------------    ----------------------------
                                               2000          1999           2000            1999
                                            ----------    ----------    -----------     -----------

Actual:
Net loss.................................    $  (6,899)    $  (2,146)    $  (12,531)     $   (2,971)
 Preferred stock accretion...............           --          (164)          (269)           (164)
 Deemed dividend to preferred
  shareholders...........................           --            --        (27,762)             --
                                            ----------    ----------    -----------     -----------
 Net loss allocable to common
  shareholders...........................    $  (6,899)    $  (2,310)    $  (40,562)     $   (3,135)
                                            ==========    ==========    ===========     ===========

Historical basic and diluted:
 Weighted-average shares of
  common stock outstanding...............       21,914         1,193         13,089             597
 Less: weighted-average shares
  subject to repurchase..................       (1,178)         (489)        (1,214)           (245)
                                            ----------    ----------    -----------     -----------
 Weighted-average shares used in
  computing basic and diluted net
  loss per common share..................       20,736           704         11,875             352
                                            ==========    ==========    ===========     ===========
 Basic and diluted net loss per
  common share...........................    $   (0.33)    $   (3.28)    $    (3.42)     $    (8.91)
                                            ==========    ==========    ===========     ===========

Pro forma basic and diluted:
 Net loss allocable to common
  stockholders...........................    $  (6,899)    $  (2,310)    $  (40,562)     $   (3,135)
 Add: Preferred stock accretion..........           --           164            269             164
                                            ----------    ----------    -----------     -----------
 Net loss before preferred stock
  accretion..............................    $  (6,899)    $  (2,146)    $  (40,293)     $   (2,971)
                                            ==========    ==========    ===========     ===========
 Shares used above.......................       20,736           704         11,875             352
 Pro forma adjustment reflect
  weighted average effect of
  assumed conversion of preferred
  stock..................................           --         4,423          5,662           2,212


 Pro forma adjustment to reflect the
  common equivalent shares of preferred
  and common stock issued in connection
  with the reorganization................           --         2,212             --           4,423

 Weighted-average shares used in
  computing pro forma basic and
  diluted net loss per common               ----------    ----------    -----------     -----------
  share..................................       20,736         7,339         17,537           6,987
                                            ==========    ==========    ===========     ===========
 Pro forma basic and diluted net
  loss per common share..................    $   (0.33)    $   (0.29)    $    (2.30)     $    (0.43)
                                            ==========    ==========    ===========     ===========

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

                           PART II - OTHER INFORMATION

                         INTERMUNE PHARMACEUTICALS, INC.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included herein:

         (10.24) Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(*)

         (10.25) Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(*)

         (10.26) Revenue Adjustment Agreement, dated June 27, 2000, between Registrant and Connetics Corporation.(*)

         (10.27) Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(*)

         (10.28) Lease Agreement, dated May 15, 2000, between Registrant and American Heart Association, Western States Affiliate.(*)

         (27)     Financial Data Schedule.


         (*) Filed as an exhibit to InterMune's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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