Form 10-Q
period 2000-09-30
INTERMUNE PHARMACEUTICALS INC
filed 2000-10-30
CIK 1087432

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-29801

                     --------------------------------------

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

                     --------------------------------------

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

         AS OF OCTOBER 18, 2000, THERE WERE 23,892,957 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, OF INTERMUNE PHARMACEUTICALS, INC.

This report on Form 10-Q contains 16 pages.

================================================================================

                         INTERMUNE PHARMACEUTICALS, INC.

                                      INDEX



                                                                                                            PAGE
  ITEM                                      PART I. FINANCIAL INFORMATION                                  NUMBER
                                                                                                         -----------
   1.    Financial Statements (unaudited):

         a.   Condensed Balance Sheets at September 30, 2000 and December 31, 1999 .....................     1

         b.   Condensed Statements of Operations for the three- and nine-month periods ended September
               30, 2000 and 1999 .......................................................................     2

         c.   Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2000
               and 1999.................................................................................     3

         d.   Notes to Condensed Financial Statements...................................................    4-7

   2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    8-12

   3.    Quantitative and Qualitative Disclosures about Market Risk.....................................     12


                           PART II. OTHER INFORMATION

   2.    Changes in Securities and Use of Proceeds......................................................     13

   6.    Exhibits and Reports on Form 8-K...............................................................     13

         Signatures.....................................................................................     14

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                         INTERMUNE PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS


                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000            1999
                                                                                ---------------  --------------
Current assets:
   Cash and cash equivalents..................................................     $   141,416         $ 3,772
   Short-term investments, available for sale.................................          55,935             442
   Accounts receivable, net...................................................           1,535             409
   Inventories................................................................           1,200             831
   Notes receivable from officer..............................................             109             104
   Product revenue rights from Connetics, net.................................           2,633              --
   Other current assets and prepaid expenses .................................             657              19
                                                                                ---------------  --------------
     Total current assets.....................................................         203,485           5,577
Property and equipment, net...................................................             766              28
Restricted cash balance.......................................................             250             250

                                                                                ---------------  --------------
                                                                                   $   204,501         $ 5,855
                                                                                ===============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable ..........................................................     $     2,714         $ 1,809
   Accrued payroll............................................................             367              94
   Payable to Connetics.......................................................             883             538
   Royalty payable to Genentech...............................................             397           1,914
                                                                                ---------------  --------------
     Total current liabilities................................................           4,361           4,355
Long-term obligations payable to Connetics....................................              --           1,624
Redeemable convertible preferred stock........................................              --           7,417
Commitments
Stockholders' equity (deficit):
   Convertible preferred stock, $ .001 par value; authorized:
     5,000,000 shares; issued and outstanding: none at September
     30, 2000 and 1,835,000 shares at December 31, 1999.......................              --           4,507
   Common stock, $ .001 par value; authorized:  45,000,000 shares; issued and outstanding: 23,892,957 shares at September 30, 2000 and 1,890,833
     shares at December 31, 1999..............................................              24               2
   Additional paid-in capital.................................................         239,332           5,657
   Deferred compensation related to stock options.............................          (8,741)         (5,286)
   Notes receivable from stockholder..........................................             (90)             --
   Accumulated other comprehensive loss.......................................             (16)             --
   Retained deficit...........................................................         (30,369)        (12,421)
                                                                                ---------------  --------------
     Total stockholders' equity (deficit).....................................         200,140          (7,541)
                                                                                ---------------  --------------
                                                                                   $   204,501         $ 5,855
                                                                                ===============  ==============



           See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                            ------------------------    ----------------------------
                                              2000          1999           2000            1999
                                            ----------    ----------    ------------    ------------
Product sales, net.....................      $  3,831      $     --      $    6,964      $       --

Costs and expenses:

Cost of goods sold.....................         1,457            --           3,397              --

Amortization of product revenue
  rights...............................           557            --           1,777              --

Research and development...............         5,210           697          13,275           1,754

Selling, general and administrative....         4,534           603          11,534           1,499

Acquired pre-FDA approval rights.......            --            --              --           1,094
                                            ----------    ----------    ------------    ------------
          Total costs and expenses.....        11,758         1,300          29,983           4,347
                                            ----------    ----------    ------------    ------------
Loss from operations...................       (7,927)        (1,300)       ( 23,019)         (4,347)

Other income (expense):

   Interest income.....................         2,537            58           5,232             173

   Interest expense....................           (27)          (64)           (161)           (103)
                                            ----------    ----------    ------------    ------------
Net loss...............................        (5,417)       (1,306)        (17,948)         (4,277)
                                            ----------    ----------    ------------    ------------
Preferred stock accretion..............            --          (247)           (269)           (411)

Deemed redeemable preferred stock
  dividend.............................            --            --         (27,762)             --
                                            ----------    ----------    ------------    ------------
Net loss applicable to common
  stockholders.........................      $ (5,417)     $ (1,553)     $  (45,979)     $   (4,688)
                                            ==========    ==========    ============    ============
Historical basic and diluted net loss
  per common share.....................      $  (0.25)     $  (1.33)     $    (3.03)     $    (7.52)
                                            ==========    ==========    ============    ============
Weighted average shares used in
  computing historical basic and
  diluted net loss per common share....        21,757         1,165          15,169             623
                                            ==========    ==========    ============    ============
Pro forma basic and diluted net loss
  per common share.....................      $  (0.25)     $  (0.16)     $    (2.41)     $    (0.58)
                                            ==========    ==========    ============    ============
Weighted average shares used in
  computing pro forma basic and
  diluted net loss per common share....       21,757          8,067          18,944           7,347
                                            ==========    ==========    ============    ============


                See accompanying notes to Condensed Financial Statements.

                         INTERMUNE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -------------------------------
Cash flows used for operating activities:                                   2000           1999
                                                                     --------------    -------------

   Net loss.....................................................      $    (17,948)     $    (4,277)
     Adjustments to reconcile net loss to net cash used
     for operating activities:
      Amortization of deferred compensation.....................             5,128               --
      Compensation related to vested stock options issued to
        consultants for services................................             1,172               --
      Accretion of long-term obligations payable to parent
          (Connetics)...........................................                87               63
      Stock issued for acquired pre-FDA approval rights.........                --            1,094
      Depreciation .............................................                91               --
    Changes in operating assets and liabilities:
      Current and other assets..................................            (4,770)            (628)
      Current liabilities.......................................             1,180              601
      Payable to Connetics......................................            (1,367)            (164)
      Royalty payable to Genentech..............................            (1,516)           1,638
                                                                     --------------    -------------
         Net cash used for operating activities.................           (17,943)          (1,673)
Cash flows from investing activities:
   Purchase of capital equipment................................              (830)             (19)
   Purchases of short-term investments..........................           (97,687)           2,307
   Sales and maturities of short-term investments...............            42,178           (2,350)
                                                                     --------------    -------------
         Net cash used for investing activities.................           (56,339)             (62)
Cash flows from financing activities:
   Contributed capital for preferred stock......................                --              396
   Return of capital to Parent (Connetics)......................            (1,000)          (5,722)
   Net proceeds from initial public offering of common stock....           114,970               --
   Net proceeds from private placement of common stock..........            71,318               --
   Proceeds from redeemable preferred stock.....................            26,176            7,005
   Proceeds from issuance of common stock.......................                --              419
   Proceeds from exercise of stock options......................               462               --
                                                                     --------------    -------------
         Net cash provided by financing activities..............           211,926            2,098
                                                                     --------------    -------------
Net increase in cash and cash equivalents ......................           137,644              363
Cash and cash equivalents at beginning of period................             3,772            2,315
                                                                     --------------    -------------
Cash and cash equivalents at end of period......................      $    141,416      $     2,678
                                                                     ==============    =============

Supplemental disclosure of cash flow information:
      Return of capital, obligation to Parent (Connetics).......      $         --          $(2,014)
      Long-term obligation, return of capital...................                --            1,514
      Short-term obligation on return of capital................               500               --
      Deferred stock compensation...............................             8,583               --


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

         Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 1999, which are contained in our Registration Statement filed on Form S-1, as amended on October 30, 2000 (File No. 333-45460). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

         On June 27, 2000, we entered into the Revenue Adjustment Agreement with Connetics Corporation by which we acquired from Connetics the rights to those ACTIMMUNE-Registered Trademark- revenues under the baseline that we did not already own (established by the Transition Agreement, dated April 27, 1999). Beginning with the three-month period ended June 30, 2000, we recorded all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. These sales, costs of sales and amounts receivable were recorded by us on a net basis, in the accompanying financial statements for the three-month period ended March 31, 2000, and the three and nine-month periods ended September 30, 1999. Such sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by us. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and
Section 5.2 of the Assignment Agreement with Connetics.

         Total sales of ACTIMMUNE were $3.8 million and $1.5 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $8.8 million and $3.8 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Sales for the three-month period ended March 31, 2000, and the three and nine-month periods ended September 30, 1999, were reported by us to Connetics and are not included in our financial statements. Product sales as reported by InterMune for either the three-months ended September 30, 2000 and 1999, or the nine-month periods ended September 30, 2000 and 1999, are not necessarily indicative of product sales for any future period.

         On June 27, 2000, through the Revenue Adjustment Agreement, we paid to Connetics $5.2 million in cash in conjunction with the purchase of all the rights to ACTIMMUNE from Connetics that we did not already own. The amount paid to Connetics included $857,000 as the prepayment of obligations owed to them and $4.4 million for product revenue rights that was capitalized as a current asset and will be amortized based upon product units shipped over the next 12 months of operations. Prior to this transaction, Connetics had the right to recognize all ACTIMMUNE revenue and related expenses associated with approximately the first $6.5 million in ACTIMMUNE sales in the United States in each of the years 2000 and 2001.

INVENTORIES

         Inventories consist principally of finished goods products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents include highly liquid investments with original maturities from the date of purchase. We consider investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date to be short-term investments. We carry short-term investments at fair value, with unrealized gains and losses, net of tax, as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

         Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

         Investment securities are classified as available-for-sale and unrealized holding gains and losses are included in comprehensive income (loss). In accordance with Statement of Financial Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, realized gains or losses, calculated based on the specific identification method, were not material for any period. Unrealized losses total $16,000 and $0 at September 30, 2000 and 1999, respectively.

NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock, from historical diluted loss per share because of their anti-dilutive effect. Earnings per share data for the nine months ended September 30, 1999 does not include shares prior to April 27, 1999, because we were a wholly owned subsidiary of Connetics.

         Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the Company's initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). For the nine months ended September 30, 1999, the pro forma shares also reflect the common equivalent shares of preferred and common stock issued on April 27, 1999, in connection with the reorganization as though they had been outstanding for the entire year. The pro forma net loss per share for the nine months ended September 30, 2000, includes the impact of the deemed preferred stock dividend and excludes the preferred stock accretion.

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share data):

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                            ------------------------    ----------------------------
                                              2000          1999           2000            1999
                                            ----------    ----------    ------------    ------------

Actual:

Net loss............................         $ (5,417)     $ (1,306)     $  (17,948)     $   (4,277)
   Preferred stock accretion........               --          (247)           (269)           (411)

   Deemed dividend to preferred
     shareholders ..................               --            --         (27,762)             --
                                            ----------    ----------    ------------    ------------
   Net loss allocable to common
     Shareholders...................         $ (5,417)     $ (1,553)     $  (45,979)     $   (4,688)
                                            ==========    ==========    ============    ============

Historical basic and diluted:
   Weighted-average shares of
     Common stock outstanding.......           22,864         1,790          16,348             994

   Less:  weighted-average shares
     subject to repurchase..........           (1,107)         (625)         (1,179)           (371)
                                            ----------    ----------    ------------    ------------
   Weighted-average shares used in
     computing basic and diluted net
     loss per common share..........           21,757         1,165          15,169             623
                                            ==========    ==========    ============    ============

   Basic and diluted net loss per
     Common share...................         $  (0.25)     $  (1.33)     $    (3.03)     $    (7.52)
                                            ==========    ==========    ============    ============

Pro forma basic and diluted:
   Net loss allocable to common
     stockholders ..................         $ (5,417)     $ (1,553)     $  (45,979)     $   (4,688)
   Add: Preferred stock accretion...               --           247             269             411
                                            ----------    ----------    ------------    ------------
   Net loss before preferred stock
     accretion......................         $ (5,417)     $ (1,306)     $  (45,710)     $   (4,277)
                                            ==========    ==========    ============    ============

   Shares used above ...............           21,757         1,165          15,169             623

   Pro forma adjustment to reflect
     weighted average effect of
     assumed conversion of preferred
     stock..........................               --         6,902           3,775           3,775


   Pro forma adjustment to reflect
     the common equivalent shares of
     preferred and common stock
     issued in connection with the
     reorganization.................               --            --              ---           2,949

   Weighted-average shares used in
     computing pro forma basic and
     diluted net loss per common            ----------    ----------    ------------    ------------
     share .........................           21,757         8,067          18,944           7,347
                                            ==========    ==========    ============    ============
   Pro forma basic and diluted net
     loss per common share..........           $(0.25)     $  (0.16)     $    (2.41)     $    (0.58)
                                            ==========    ==========    ============    ============

DEFERRED COMPENSATION

         We have recorded deferred compensation for options granted in fiscal year 1999 and the nine-month period ended September 30, 2000. As of September 30, 2000, we had recorded aggregate deferred stock compensation of $14.2 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders' equity and is being amortized using the graded vesting method over the vesting period of the individual options, which is generally five years. This graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. A total of $0.3 million and $5.1 million of deferred compensation expense has been recognized in fiscal 1999 and for the nine-month period ended September 30, 2000, respectively. The total charges to be recorded in future periods from amortization of deferred stock compensation as of September 30, 2000 are anticipated to be approximately $1.4 million, $3.8 million, $2.1 million, $1.0 million and $0.4 million for the remaining three months of 2000, and for 2001, 2002, 2003 and 2004, respectively.

FINANCING ACTIVITIES

         On January 7 and 27, 2000, we issued an aggregate of 4,876,916 shares of Series B redeemable convertible preferred stock at $5.59 per share for aggregate proceeds of $27.3 million. We incurred approximately $1.5 million of issuance costs, including 120,000 shares of Series B redeemable convertible preferred stock valued at $5.59 per share paid as a commission to the private placement agent. On January 7, 2000, pursuant to the terms of the collaboration agreement with Connetics, and in connection with the above stock issuance, we also issued to Connetics 89,445 shares of Series B convertible preferred stock.

         We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of 4,966,361 shares of Series B redeemable preferred stock. At the date of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair market value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27.8 million, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the three and nine-month periods ended September 30, 2000.

         On March 24, 2000, we sold 6,250,000 shares of our common stock in an initial public offering at a price of $20.00 per share, raising $125.0 million in gross proceeds. We received offering proceeds, net of approximately $8.8 million in aggregate underwriters discounts and commissions and $1.2 million in estimated related expenses, of approximately $115.0 million. On the closing of the initial public offering, each outstanding share of our preferred stock was converted into one share of common stock.

         On August 18, 2000, we closed a private financing, in which we sold 2,000,000 shares of our common stock at a price of $38.00 per share, raising $76.0 million in gross proceeds. We received net proceeds of approximately $71.0 million after deducting placement agent fees of $4.6 million and estimated related expenses of $0.4 million from the aggregate proceeds of $76.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 30, 2000 (File No. 333-45460).

         InterMune's business is subject to significant risks, including, but not limited to:

         - those discussed under heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 30, 2000 (File No. 333-45460);

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

OVERVIEW

         InterMune was formed in 1998 and began operations as a wholly owned subsidiary of Connetics Corporation. We licensed from Genentech, Inc. through a sublicense with Connetics Corporation the exclusive U.S. rights to commercialize ACTIMMUNE-Registered Trademark- (Interferon gamma-1b) Injection, an FDA-approved product. We currently market ACTIMMUNE in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. We have the rights and plan to develop ACTIMMUNE for a range of diseases including idiopathic pulmonary fibrosis, infectious diseases, ovarian cancer and cystic fibrosis. In June 2000, through the Assignment and Option Agreement, Connetics assigned the Genentech license rights to us that we had sublicensed from Connetics. In addition, through the Consent to Assignment Agreement, Genentech expanded those rights to include the commercialization of ACTIMMUNE in Canada.

         We have sustained losses on a quarterly and an annual basis since inception. As of September 30, 2000, we had an accumulated deficit of $30.4 million. Our net loss from operations was $23.0 million for the nine-month period ended September 30, 2000, and $4.3 million for the same period in 1999. These losses resulted from significant costs incurred in the development and marketing of our product.

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

         On June 27, 2000, we entered into the Revenue Adjustment Agreement with Connetics Corporation by which we acquired from Connetics the rights to those ACTIMMUNE revenues under the baseline that we did not already own (established by the Transition Agreement, dated April 27, 1999). Beginning with the three-month period ended June 30, 2000, we recorded all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. These sales, costs of sales and amounts receivable were recorded by us on a net basis, which is equivalent to zero in the accompanying financial statements for the three-month period ended March 31, 2000 and the three and nine-month periods ended September 30, 1999. Thus, we do not record receivables or product returns for sales transacted for Connetics in their financial statements. Such sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by us. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

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

         Total sales of ACTIMMUNE were $3.8 million and $1.5 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $8.8 million and $3.8 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Sales for the three-month period ended March 31, 2000, and the nine-month period ended September 30, 1999, were reported by us to Connetics and are not included in our financial statements. Product sales as reported by InterMune for either the three-months ended September 30, 2000 and 1999, or the nine-month periods ended September 30, 2000 and 1999, are not necessarily indicative of product sales for any future period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUE. Total revenues were $3,831,000 and $0 for the three-month periods ended September 30, 2000 and 1999, respectively. The revenues in 2000 represent all sales of ACTIMMUNE in the United States and sales outside the United States, which relate to a supply arrangement in Canada. On June 27, 2000 through the Revenue Adjustment Agreement, we terminated the annual baseline agreement with Connetics for ACTIMMUNE sales below a contractual baseline. As a result, all sales for ACTIMMUNE beginning with the three month-period ended June 30, 2000, have been reflected in the accompanying financial statements. Sales transacted for Connetics below the annual contractual baseline were previously recorded on a net basis, and any amounts received in excess of net revenues less costs to produce and market were paid to Connetics for the three-month period ended September 30, 1999.

         COST OF GOODS SOLD. We recognized a total of $1,457,000 and $0 for the three-month periods ended September 30, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. There were no product sales in the period in 1999.

         AMORTIZATION OF PRODUCT REVENUE RIGHTS. We recorded a total of $557,000 and $0 for the three-month periods ended September 30, 2000 and, 1999, respectively. On June 27, 2000 through the Revenue Adjustment Agreement, we purchased rights to all of the ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. The amortization of those rights is expensed for sales activities under the previous contractual baseline for the year 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $4,513,000 or 647%, to $5,210,000 for the three-month period ended September 30, 2000, compared to $697,000 for the three-month period ended September 30, 1999. The increase was due primarily to increased costs for clinical trial expenses for ACTIMMUNE in new disease indications. We expect these costs to continue to increase over the next several years, as we expand development of ACTIMMUNE for additional disease indications. The increase in research and development expenses was also due to expenses associated with our transfer of ACTIMMUNE to an additional manufacturing facility and non-cash stock-based compensation. Included in research and development expenses is the amortization of deferred compensation expense of $514,000 in the three-month period ended September 30, 2000 and $0 in the same period in 1999. We expect research and development expenses to increase significantly over the next several years.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,534,000 and $603,000 for the three-month periods ended September 30, 2000 and 1999, respectively, representing an increase of 652%. Of the $3,931,000 increase, $1,542,000 was related to the amortization of deferred compensation expense. The remaining increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for ACTIMMUNE in its approved diseases and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance and investor relations programs.

         INTEREST INCOME. Interest income increased to $2,537,000 for the three-month period ended September 30, 2000, compared to $58,000 for the three-month period ended September 30, 1999. The increase in interest income was due to an increase in cash available for investments resulting from the investment of the net proceeds from sales of our Series B redeemable convertible preferred stock on January 7 and 27, 2000, and sales of our common stock in our initial public offering, which closed on March 29, 2000, and sale of our common stock in a private placement which closed on August 18, 2000.

         INTEREST EXPENSE. Interest expense decreased to $27,000 for the three-month period ended September 30, 2000, compared to $64,000 for the three-month period ended September 30, 1999. The decrease in interest expense was due to no interest expense on certain royalty payable obligations to Genentech that were paid in full in conjunction with our initial public offering on March 24, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUE. Total revenues were $6,964,000 and $0 for the nine month-periods ended September 30, 2000 and 1999, respectively. The revenues in 2000 represent all sales of ACTIMMUNE in the United States for the six-month period ended September 30, 2000, and sales outside the United States related to a supply arrangement in Canada for the nine-month period ended September 30, 2000. On June 27, 2000 through the Revenue Adjustment Agreement, we terminated the annual baseline agreement with Connetics for ACTIMMUNE sales below a contractual baseline. As a result, all sales for ACTIMMUNE beginning with the three month-period ended June 30, 2000, have been reflected in the accompanying financial statements. Sales transacted for Connetics below the annual contractual baseline were previously recorded on a net basis, and any amounts received in excess of net revenues less costs to produce and market were paid to Connetics for the three-month period ended March 31, 2000 and the nine-month period ended September 30, 1999.

         COST OF GOODS SOLD. We recognized a total of $3,397,000 and $0 for the nine-month periods ended September 30, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. There were no product sales in the period in 1999.

         AMORTIZATION OF PRODUCT REVENUE RIGHTS. We recorded a total of $1,777,000 and $0 for the nine-month periods ended September 30, 2000 and, 1999, respectively. On June 27, 2000, we purchased rights to all of the ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. The amortization of those rights is expensed for sales activities under the previous contractual baseline for the year 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $11,521,000 or 657%, to $13,275,000 for the nine-month period ended September 30, 2000, compared to $1,754,000 for the nine-month period ended September 30, 1999. The increase was due primarily to increased costs for clinical trial expenses for ACTIMMUNE in new disease indications. We expect these costs to continue to increase over the next several years, as we expand development of ACTIMMUNE for additional disease indications. The increase in research and development expenses was also due to expenses associated with our transfer of ACTIMMUNE to an additional manufacturing facility and non-cash stock-based compensation. These costs have been recorded as research and development expenses as the new facility is not yet operational. Also included in research and development expenses is the amortization of deferred compensation expense of $1,282,000 in the nine-month period ended September 30, 2000 and $0 in the same period in 1999. We expect research and development expenses to increase significantly over the next several years.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $11,534,000 and $1,499,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, representing an increase of 669%. Of the $10,035,000 increase, $3,845,000 was related to the amortization of deferred compensation expense. The remaining increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for ACTIMMUNE in its approved diseases and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance and investor relations programs.

         ACQUIRED PRE-FDA APPROVAL RIGHTS. We recorded a total of $0 and $1,094,000 for the nine-month periods ended September 30, 2000, and 1999, respectively. The amount paid in 1999 was for the acquisition of additional development rights for ACTIMMUNE from Genentech Inc. The full amount was paid with 875,000 shares of common stock.

         INTEREST INCOME. Interest income increased to $5,232,000 for the nine-month period ended September 30, 2000, compared to $173,000 for the nine-month period ended September 30, 1999. The increase in interest income was due to an increase in cash available for investments resulting from the investment of the net proceeds from sales of our Series B redeemable convertible preferred stock on January 7 and 27, 2000, sale of our common stock in our initial public offering, which closed on March 29, 2000, and sale of our common stock in a private placement which closed on August 18, 2000.

         INTEREST EXPENSE. Interest expense increased to $161,000 for the nine-month period ended September 30, 2000, compared to $103,000 for the nine-month period ended September 30, 1999. The increase in interest expense was due to increases in the amount of imputed interest expense on short and long-term obligations to Connetics.

         DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK. We recorded a deemed dividend of $27,762,000 in January 2000, upon the issuance of 4,966,361 shares of Series B redeemable preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27,762,000, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the nine-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 2000, cash expenditures for operating activities and additions to capital equipment were $18,773,000. We anticipate that these expenditures will increase significantly in future periods.

         At September 30, 2000, we had available cash, cash equivalents and short-term investments of $197,351,000. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible. We seek to minimize the potential effects of concentration and degrees of risk.

         On June 27, 2000, through the Revenue Adjustment Agreement, we paid to Connetics $5.2 million in cash in conjunction with the purchase of all the rights to ACTIMMUNE from Connetics that we did not already own. The amount paid to Connetics included $857,000 as the prepayment of obligations owed to them and $4.4 million for product revenue rights that was capitalized as a current asset and will be amortized based upon product units shipped over the next 12 months of operations. Prior to this transaction, Connetics had the right to recognize all ACTIMMUNE revenue and related expenses associated with approximately the first $6.5 million in ACTIMMUNE sales in the United States in each of the years 2000 and 2001.

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

         We believe our existing cash, cash equivalents and short-term investments, together with cash flows will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2003. Therefore, our capital requirements may increase in future periods. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings, additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial
Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. Also, in June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 as amended by FAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133 and
138. The impact of FAS 133 and 138 on our financial position and results of operations is not expected to be material.

           On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant of these issues are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, a modification that reduces the exercise price of a fixed stock option award, commonly referred to as repricing, effectively changes the terms of the award to a variable award subject to compensation expense. We currently do not have any options that have been repriced. The impact of the interpretation on our financial position and results of operations is not material.

           In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000, and we are currently evaluating the effect that such adoption, and the related "Frequently Asked Questions" document, may have on our financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents, which have maturities of less than three months. We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio. At September 30, 2000, the average maturity of our short-term investments was 65 days.

                           PART II - OTHER INFORMATION

                         INTERMUNE PHARMACEUTICALS, INC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

1. On August 18, 2000, we closed a private financing, in which we sold 2,000,000 shares of our common stock at a price of $38.00 per share, raising $76.0 million in gross proceeds. We received net proceeds of approximately $71.0 million after deducting placement agent fees of $4.6 million and estimated related expenses of $0.4 million from the aggregate proceeds of $76.0 million. The 2,000,000 shares were registered on September 21, 2000 pursuant to an S-1 registration statement (Registration No. 333-45460).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are included herein:

         (27)     Financial Data Schedule.

(b)      Reports on Form 8-K

           On August 23, 2000, the Company filed a report on Form 8-K.

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

Date:     October 30, 2000                  InterMune Pharmaceuticals, Inc.
          ----------------------------




By:       /S/ TIMOTHY P. LYNCH
          ----------------------------
          Timothy P. Lynch
          Chief Financial Officer
          and Vice President,
         (Principal Financial and
          Accounting Officer and Duly
          Authorized Officer)