Form 10-K
period 2000-12-31
INTERMUNE PHARMACEUTICALS INC
filed 2001-03-29
CIK 1087432

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 0-29801
                            ------------------------

                        INTERMUNE PHARMACEUTICALS, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     94-3296648
     (State or other jurisdiction              (I.R.S. employer identification no.)
   of incorporation or organization)

                                 (650) 409-2020
              (Registrant's telephone number, including area code)

          1710 GILBRETH ROAD, SUITE 301, BURLINGAME, CALIFORNIA 94010
             (Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value.
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 1, 2001, the aggregate market value (based upon the closing sales price of such stock as reported in The Nasdaq Stock
Market-Registered Trademark- on such date) of the voting stock held by non-affiliates of the Registrant was $437,700,783. (Excludes 7,353,596 shares outstanding at March 1, 2001 of the Registrant's Common Stock held by directors, executive officers and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.)

    As of March 1, 2001, the number of outstanding shares of the Registrants' Common Stock was 23,909,654.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's definitive proxy statement with respect to the Registrant's 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this report.

                                     PART 1

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This report on Form 10-K contains forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are included, for example, in the discussions about:

    - our strategy;

    - governmental regulation and approval;

    - sufficiency of our cash resources;

    - revenues from existing and new collaborations;

    - product development;

    - our research and development expenses and other expenses; and

    - our operational and legal risks.

    Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under "Additional Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

    InterMune develops and commercializes innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have two marketed products, growing product revenues, and advanced-stage clinical programs which target a maximum market opportunity of approximately $4.5 billion. In the United States, we market our lead product, ACTIMMUNE-REGISTERED TRADEMARK-, for the treatment of chronic granulomatous disease, a life-threatening congenital disorder of the immune system, and severe, malignant osteopetrosis, a life threatening congenital disorder causing an overgrowth of bony structures. Worldwide, we market Amphotec-Registered Trademark- for the treatment of invasive aspergillosis, a life-threatening systemic fungal infection.

    We have mid- or advanced-stage trials underway for ACTIMMUNE and Amphotec in a range of new disease indications, including:

    - idiopathic pulmonary fibrosis, a life-threatening lung condition;

    - infections caused by a type of bacteria known as mycobacteria (mycobacterial infections), such as tuberculosis and atypical mycobacterial infections;

    - infections caused by various fungi that attack patients with weakened immune systems (systemic fungal infections), such as cryptococcal meningitis and invasive aspergillosis;

    - ovarian cancer, as well as other types of cancer, a life-threatening disease caused by uncontrolled growth of cells; and

    - cystic fibrosis, a congenital disorder that leads to chronic pulmonary infections in children.

    We believe the most significant near-term use of ACTIMMUNE is for the treatment of idiopathic pulmonary fibrosis, which afflicts approximately 50,000 persons in the United States. We are conducting a clinical trial by which we intend to provide sufficient data for approval, known as a Phase III pivotal clinical trial, to test the efficacy of ACTIMMUNE for the treatment of this condition. We have also commenced enrollment in a Phase III pivotal clinical trial of ACTIMMUNE for the treatment of multidrug-resistant tuberculosis.

    We are currently conducting a clinical trial to determine dosing and efficacy, known as a Phase II clinical trial, of ACTIMMUNE in combination with amphotericin B for the treatment of cryptococcal meningitis, a life-threatening systemic fungal infection. We are currently in the planning stages for a clinical trial of ACTIMMUNE in combination with Amphotec for the treatment of invasive aspergillosis, a life-threatening systemic fungal infection. The active ingredient in Amphotec is amphotericin B. We are also conducting Phase II clinical trials of ACTIMMUNE for the treatment of atypical mycobacterial infections and cystic fibrosis. We are also currently in the planning stages for a Phase III pivotal clinical trial of ACTIMMUNE for the treatment of ovarian cancer.

    Interferon gamma-1b, the active ingredient in ACTIMMUNE, is a human protein which plays a key role in preventing the formation of excessive scar, or fibrotic, tissue and is a potent stimulator of the immune system. The results of a clinical trial published in October 1999 in THE NEW ENGLAND JOURNAL OF MEDICINE showed statistically significant evidence that interferon gamma-1b can halt and reverse the progression of idiopathic pulmonary fibrosis. In addition, both animal studies, known as preclinical studies, and clinical trials have demonstrated the therapeutic potential of interferon gamma-1b against a broad range of infectious diseases, notably mycobacterial and systemic fungal infections. A study published in May 1997 in THE LANCET showed that ACTIMMUNE was effective in the treatment of multidrug-resistant tuberculosis, a type of mycobacterial infection.

    Idiopathic pulmonary fibrosis ($2.5 billion), mycobacterial infections ($500 million), systemic fungal diseases ($500 million), cystic fibrosis
($500 million) and ovarian cancer ($500 million) are serious and difficult to treat diseases that we believe represent a combined maximum market opportunity for ACTIMMUNE of approximately $4.5 billion annually in the United States.

    In January 2001, we acquired our second FDA-approved product, Amphotec, from ALZA Corporation. Amphotec is a lipid-complexed form of amphotericin B and is approved for invasive aspergillosis, a life-threatening systemic fungal infection. Amphotec is marketed in over 20 countries. InterMune has global rights to Amphotec and plans to relaunch the product in 2001.

    In addition to our late stage product development efforts with ACTIMMUNE and Amphotec, we have in preclinical development a monoclonal antibody for infections caused by pseudomonas aeruginosa and a small molecule for infections caused by staphylococcus aureus.

ACTIMMUNE

    The active ingredient in ACTIMMUNE is interferon gamma-1b. Interferons are comprised of two families of related proteins that are secreted by a variety of cells in the body. Interferon alpha and interferon beta, which are included in one family, have been approved and are currently marketed for the treatment of diseases such as hepatitis B infection and multiple sclerosis. However, interferon alpha and interferon beta are associated with serious adverse side effects that may result in discontinuation of therapy. Interferon gamma, which is included in a separate family of interferons, is biologically distinct from interferon alpha and interferon beta. Interferon gamma has a superior safety profile as compared to interferon alpha and interferon beta because it results in fewer and less severe adverse side effects.

    ACTIMMUNE performs two important activities in the human body. First, ACTIMMUNE regulates the activity of the body's scar-forming cells, called fibroblasts. ACTIMMUNE directly blocks the multiplication of fibroblasts and also inhibits the production and action of TGF-beta, a potent scar-inducing molecule. The result of these actions is the prevention of excessive scarring, which is known as anti-fibrotic activity. The anti-fibrotic activity of ACTIMMUNE has been demonstrated in both preclinical studies and in clinical trials. We are pursuing a Phase III pivotal clinical trial using ACTIMMUNE for the treatment of idiopathic pulmonary fibrosis because prior clinical trials have demonstrated its anti-fibrotic activity.

    ACTIMMUNE's second important activity in the body is to activate the immune system by stimulating a class of immune cells known as macrophages. This action results in increased killing and removal of infectious organisms, such as bacteria and fungi. We believe that interferon gamma-1b may have the broadest range of therapeutic activity in bacterial and fungal diseases of any protein yet identified. This activity enhances the body's ability to fight infection and is the reason we are developing ACTIMMUNE for use in the treatment of infectious diseases.

AMPHOTEC

    Amphotec is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening systemic fungal infection. Amphotec is sold outside of the United States under the trade name Amphocil-Registered Trademark- in more than 20 countries. The product was originally developed by SEQUUS Pharmaceuticals, Inc., which was acquired by Alza Corporation in 1999. In January 2001, InterMune acquired worldwide rights to Amphotec from Alza. The product has not been aggressively marketed to physicians for at least two years. InterMune is preparing to relaunch Amphotec in 2001 and is in the planning stages of a clinical trial for Amphotec in combination with ACTIMMUNE for invasive aspergillosis.

STRATEGY

    We plan to pursue a growth strategy through the following:

    GROW PRODUCT REVENUE. For the year 2000, we increased the sales of ACTIMMUNE by approximately 142% in the United States, compared to 1999. We accomplished this increase in sales by heightening awareness of ACTIMMUNE through direct mailings, trade shows, our 12 medical science liaisons in the field and other activities. Although ACTIMMUNE is currently approved for only chronic granulomatous disease and severe, malignant osteopetrosis, we believe that some physicians are prescribing ACTIMMUNE to treat patients with idiopathic pulmonary fibrosis, as well as other diseases, based on available clinical data and publications reviewing such data in THE NEW ENGLAND JOURNAL OF MEDICINE, THE LANCET, THORAX and other peer-reviewed publications.

    DEVELOP A SALES AND MARKETING ORGANIZATION TO SERVE PULMONOLOGISTS AND INFECTIOUS DISEASE SPECIALISTS. Pulmonologists are the physicians who generally treat idiopathic pulmonary fibrosis, and infectious disease specialists are the physicians who generally treat systemic fungal infections, multidrug-resistant tuberculosis and atypical mycobacterial infections. Accordingly, we are developing a sales and marketing organization to support the approximately 7,000 pulmonologists and 4,000 infectious disease specialists practicing in the United States. Because these pulmonologists and infectious disease specialists are primarily hospital-based and concentrated in major metropolitan areas, we believe that a focused marketing organization and specialized sales force can effectively serve them. We have 38 field specialists who market and sell ACTIMMUNE and Amphotec for FDA-approved diseases, and educate physicians and increase their awareness of ACTIMMUNE and Amphotec. We intend to increase the number of field specialists to 60 by mid-2001.

    EXPAND THE NUMBER OF FDA-APPROVED DISEASE INDICATIONS FOR ACTIMMUNE. We plan to develop ACTIMMUNE for a number of diseases where preclinical studies and clinical trials have shown promise for interferon gamma-lb as a potential treatment. Some of the diseases for which ACTIMMUNE has demonstrated therapeutic activity include idiopathic pulmonary fibrosis, mycobacterial infections, systemic fungal infections, ovarian cancer and cystic fibrosis. We believe that the risks and time required to obtain FDA approval of ACTIMMUNE for new diseases may be reduced because of its established safety profile. We also believe that the life-threatening nature of some of the diseases that we intend to treat may enable us to obtain accelerated, or fast track, approval for ACTIMMUNE for some of these diseases. In addition, we plan to develop Amphotec in combination with ACTIMMUNE for systemic fungal disease.

    CONTINUE TO IN-LICENSE PRECLINICAL AND DEVELOPMENT-STAGE PROGRAMS, AND FDA-APPROVED PRODUCTS. We plan to continue to in-license and acquire rights to preclinical and development-stage programs, and FDA-approved products, especially those for the treatment of life-threatening pulmonary and infectious diseases. To date, we have in-licensed ACTIMMUNE, Amphotec, our staphylococcus aureus monoclonal antibody program and our pseudomonas aeruginosa small molecule program. We believe that our development expertise and focus, as well as our financial resources, will provide us with significant opportunities to in-license or acquire additional products and programs from pharmaceutical and biotechnology companies, as well as research and academic institutions.

MARKETED PRODUCTS

ACTIMMUNE

    ACTIMMUNE is currently approved for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Chronic granulomatous disease is a life-threatening congenital disorder that causes patients, mainly children, to be vulnerable to severe recurrent bacterial and fungal infections. This results in frequent and prolonged hospitalizations and is commonly a cause of death. In 1990, ACTIMMUNE was approved by the FDA for the treatment of chronic granulomatous disease based on its ability to reduce the frequency and severity of serious infections associated with this disease. Overall, patients treated with ACTIMMUNE had 67% fewer disease-related infections and hospitalizations compared to the placebo group.

    There are approximately 400 patients with chronic granulomatous disease in the United States for whom treatment with ACTIMMUNE may be appropriate, and there is no FDA-approved treatment specifically for this disease other than ACTIMMUNE. Based on the indicated dosage levels of 100 micrograms of ACTIMMUNE three times per week, the annual cost per patient is approximately $25,000. Accordingly, we believe that chronic granulomatous disease represents a maximum annual market opportunity of approximately $10 million in the United States for ACTIMMUNE.

    Severe, malignant osteopetrosis is a life-threatening, congenital disorder that results in increased susceptibility to infection and an overgrowth of bony structures that may lead to blindness and/or deafness. In February 2000, the FDA approved ACTIMMUNE for the treatment of severe, malignant osteopetrosis and granted ACTIMMUNE orphan drug status for this indication. The disorder primarily affects children, and no other effective treatment is currently available other than ACTIMMUNE.

    There are approximately 400 patients with severe malignant osteopetrosis in the United States for whom treatment with ACTIMMUNE may be appropriate. Based on the indicated dosage levels for osteopetrosis patients of 100 micrograms of ACTIMMUNE three times per week, the annual cost per patient is approximately $25,000. Accordingly, we believe that severe, malignant osteopetrosis represents a maximum annual market opportunity of approximately $10 million in the United States for ACTIMMUNE.

AMPHOTEC

    Amphotec is currently approved for invasive aspergillosis, a life-threatening systemic fungal infection. Systemic fungal infections that do not respond to initial treatment with standard antifungal treatment regimens are typically treated with amphotericin B, the active ingredient in Amphotec. There are approximately 100,000 cases of systemic fungal infection each year in the United States, of which approximately 30,000 to 40,000 do not respond to initial therapy.

PRODUCT DEVELOPMENT

PRODUCT/DISEASE                                STATUS
ACTIMMUNE
IDIOPATHIC PULMONARY FIBROSIS                  Phase III clinical trial ongoing

MYCOBACTERIAL INFECTIONS
  - Multidrug-resistant tuberculosis           Phase III clinical trial ongoing
  - Atypical mycobacterial infections          Phase II clinical trial ongoing

OVARIAN CANCER                                 Planning Phase III clinical trial

SYSTEMIC FUNGAL INFECTIONS
  - Cryptococcal meningitis                    Phase II clinical trial ongoing

CYSTIC FIBROSIS                                Phase II clinical trial ongoing

AMPHOTEC
  SYSTEMIC FUNGAL INFECTIONS
  - Invasive aspergillosis                     Planning clinical trial with ACTIMMUNE

PA MONOCLONAL ANTIBODY
  - Pseudomonas aeruginosa infection           Preclinical studies

SA VIRULENCE INHIBITORY FACTOR
  - Staphylococcus aureus infection            Preclinical studies

ACTIMMUNE--DISEASE TREATMENTS UNDER DEVELOPMENT

IDIOPATHIC PULMONARY FIBROSIS

    Idiopathic pulmonary fibrosis is a life-threatening disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of idiopathic pulmonary fibrosis is unknown. The prognosis is poor for patients with idiopathic pulmonary fibrosis, which occurs primarily in persons 40 to 70 years old. Most patients die from progressive loss of lung function, which leads to suffocation. The median life span for patients suffering from idiopathic pulmonary fibrosis is approximately three to five years from the time of diagnosis. There are approximately 50,000 patients in the United States with idiopathic pulmonary fibrosis. In
October 2000, we commenced enrollment in a Phase III pivotal clinical trial for this disease.

    CURRENT THERAPY. Treatment options for idiopathic pulmonary fibrosis are limited and only minimally effective. Approximately 70% to 80% of patients with idiopathic pulmonary fibrosis do not respond to any currently available drug therapy. Attempted drug therapies include high dose corticosteroids and anti-cancer drugs, both of which are minimally effective and may result in significant adverse side effects. For these reasons, treatment with corticosteroids and anti-cancer drugs is not recommended for all patients with idiopathic pulmonary fibrosis. As a last resort, a small percentage of patients undergo lung transplantation, but donors are limited, and many patients die while awaiting a transplant.

    PRIOR CLINICAL TRIALS OF INTERFERON GAMMA-1B AS A TREATMENT FOR IDIOPATHIC PULMONARY FIBROSIS. Independent investigators conducted two clinical trials of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis. The results of these clinical trials demonstrated that interferon gamma-1b can be safely administered with minimal adverse side effects and can halt and reverse the deterioration in lung function in patients.

    The results of one of these clinical trials, a Phase II clinical trial published in October 1999 in THE NEW ENGLAND JOURNAL OF MEDICINE, demonstrated that interferon gamma-1b may be effective in the treatment of idiopathic pulmonary fibrosis. Investigators at the University of Vienna conducted the clinical trial with 18 patients who had not responded to treatment with corticosteroids or anti-cancer agents. Nine patients were treated for 12 months with oral prednisolone, a corticosteroid, and nine patients were treated with a combination of interferon gamma-1b and prednisolone.

    Lung function, as measured by total lung capacity and blood oxygen levels, deteriorated in all nine patients in the group given prednisolone alone. Total lung capacity decreased from a mean of 66% at the start of the trial to 62% after 12 months. In contrast, in the group receiving interferon gamma-1b plus prednisolone, total lung capacity increased from a mean of 70% at the start of the trial to 79% after 12 months. Similarly, in the nine patients in the group given prednisolone alone, blood oxygen levels of patients at rest decreased from a mean of 65% at the start of the trial to 62% after 12 months. In the group receiving interferon gamma-1b plus prednisolone, blood oxygen levels of patients at rest increased from a mean of 65% at the start of the trial to 76% after 12 months. Both of these results are statistically significant, each with a p value < 0.001. This means that, applying widely-used statistical methods, the chance that these results occurred by accident is less than 1 in 1000. All patients treated with interferon gamma-1b exhibited improved pulmonary function for the trial period of 12 months. In contrast, patients receiving treatment with prednisolone alone showed gradual impairment of their pulmonary function, and two of them died following the 12-month clinical trial.

    These results confirmed the observations of an initial clinical trial in patients, or Phase I/II clinical trial, by the same investigators. In this initial clinical trial, the investigators tested safety and dosing of interferon gamma-1b in combination with prednisolone for the treatment of idiopathic pulmonary fibrosis in 30 patients. The clinical data showed that the ten patients who received 200 micrograms of ACTIMMUNE demonstrated overall improvement in lung function. In the ten patients that received 100 micrograms of interferon gamma-1b, four showed improvement. None of the ten patients in the control group, who were not treated with interferon gamma-1b, improved. Overall, the investigators concluded that patients who received interferon gamma-1b in combination with prednisolone showed significant improvement in lung function compared to the control group that received prednisolone alone.

    OUR PHASE III PIVOTAL CLINICAL TRIAL. We are continuing the clinical development of ACTIMMUNE in idiopathic pulmonary fibrosis through our Phase III pivotal clinical trial. Our clinical trial is enrolling patients with documented idiopathic pulmonary fibrosis who have not responded to previous treatment with corticosteroids and who have evidence of deteriorating lung function. Our 260-patient trial will compare 200 micrograms of ACTIMMUNE in combination with corticosteroids to a control group that receives corticosteroids alone. Outcomes will include several measures of lung function, including lung capacity, blood oxygen levels, and several measures of quality of life.

    IDIOPATHIC PULMONARY FIBROSIS MARKET. We believe that there are approximately 50,000 patients with idiopathic pulmonary fibrosis in the United States. Based on the expected dosing level of 200 micrograms of ACTIMMUNE three times per week for idiopathic pulmonary fibrosis patients, the annual cost per patient would be approximately $50,000. Assuming this treatment regimen, we believe that idiopathic pulmonary fibrosis represents a maximum annual market opportunity of approximately $2.5 billion in the United States for ACTIMMUNE. In addition, if ACTIMMUNE is approved to treat idiopathic pulmonary fibrosis, we anticipate that it may also be used to treat some other forms of pulmonary fibrosis, including fibrosis caused by sarcoidosis, radiation, some environmental exposures, and connective tissue diseases such as scleroderma.

MYCOBACTERIAL INFECTIONS

    Mycobacteria are the cause of several infectious diseases, including tuberculosis, multidrug-resistant tuberculosis, and atypical mycobacterial infections. Tuberculosis is a major worldwide health threat. Tuberculosis is a difficult disease to treat and requires multidrug regimens of at least six months for eradication. It is estimated that 1% to 10% of tuberculosis cases, classified as multidrug-resistant tuberculosis, are caused by mycobacteria that are resistant to standard drug therapy. During the past ten years, multidrug-resistant tuberculosis has emerged as a global health issue.

    In the United States, each year there are approximately 17,000 new cases of tuberculosis, of which approximately 170 are multidrug-resistant tuberculosis, and 4,000 cases of atypical mycobacterial infection. In Japan, where we have commercial rights for the use of ACTIMMUNE in the treatment of infectious diseases, including tuberculosis, there are approximately 43,000 new cases of tuberculosis each year, of which approximately 2,000 are multidrug-resistant tuberculosis. Based upon expected dosing levels of 100 to 500 micrograms of ACTIMMUNE three times per week, we believe that mycobacterial infections represent a maximum annual market opportunity of approximately $500 million for ACTIMMUNE in the United States and Japan.

MULTIDRUG-RESISTANT TUBERCULOSIS

    A clinical trial conducted at Bellevue Hospital in New York and published in THE LANCET in May 1997 found that patients with multidrug-resistant tuberculosis were able to respond to conventional tuberculosis drugs when ACTIMMUNE was added to their treatment regimen. In contrast, none of these patients had responded to conventional tuberculosis drugs alone after an average of 13 months of therapy. In July 2000, we commenced enrollment in a Phase III pivotal clinical trial of ACTIMMUNE for the treatment of multidrug-resistant tuberculosis.

ATYPICAL MYCOBACTERIAL INFECTION

    In May 1994, THE NEW ENGLAND JOURNAL OF MEDICINE published the results of a clinical trial showing ACTIMMUNE to be successful in reducing fever and other signs of infection in patients with atypical mycobacterial infection. In January 2000, we commenced enrollment in a Phase II clinical trial of ACTIMMUNE for the treatment of atypical mycobacterial infections.

OVARIAN CANCER

    Ovarian cancer is the third most common cancer in women, and accounts for over 14,000 deaths in the United States per year. Current treatment with chemotherapy is suboptimal, with a five-year survival of only 44%. Interferon gamma has been shown to be directly toxic to ovarian cancer cells, and interferon gamma-lb stimulates the body's immune system to enhance the removal of cancer cells. A recent study from Europe in 148 women showed that the addition of interferon gamma to conventional chemotherapy increased the time to disease progression from an average of 17 months to 48 months. Complete responses were seen in 68% of women receiving interferon gamma with conventional therapy compared to 56% of women receiving conventional therapy alone. We plan to initiate a Phase III pivotal clinical trial of ACTIMMUNE in combination therapy for the treatment of ovarian cancer.

    In 1998, ovarian cancer affected 189,000 women in the United States. We believe that 25,000 new cases are diagnosed annually in the United States. We believe that ovarian cancer represents a maximum annual market opportunity of approximately $500 million for ACTIMMUNE in the United States.

SYSTEMIC FUNGAL INFECTIONS--CRYPTOCOCCAL MENINGITIS

    Systemic fungal infections, such as cryptococcal meningitis and invasive aspergillosis, are life-threatening diseases caused by various fungi that attack patients with weakened immune systems. Currently available therapies for these infections are often ineffective and result in serious adverse side effects. Mortality from systemic fungal infections remains high. There is a clear need for new, effective, and less toxic therapies to treat them. Recent research results support the potential benefit of combining ACTIMMUNE with conventional antifungal therapy, such as amphotericin B, in the treatment of several of the most prevalent types of systemic fungal infections. Because ACTIMMUNE works by acting directly on the immune system, we believe that new antifungal agents may also have greater efficacy when combined with ACTIMMUNE.

    Our strategy for the development of ACTIMMUNE for the treatment of systemic fungal diseases is twofold. We plan to conduct clinical trials for ACTIMMUNE in combination with amphotericin B. To this end, we are currently conducting a Phase II clinical trial designed to determine dose and efficacy of ACTIMMUNE in combination therapy with amphotericin B for the treatment of cryptococcal meningitis. In addition, due to our recent purchase of Amphotec, a lipid-complexed form of amphotericin B, we plan to initiate trials of ACTIMMUNE in combination with Amphotec.

    There are approximately 100,000 patients with systemic fungal infections in the United States. Based on expected dosing levels of 100 micrograms of ACTIMMUNE three times per week for these patients, we believe that systemic fungal infections represent a maximum annual market opportunity of approximately $500 million for ACTIMMUNE in the United States.

CYSTIC FIBROSIS

    Cystic fibrosis is a congenital disorder that leads to chronic pulmonary infections in children, usually by four years of age. These infections result in an exaggerated inflammatory response, leading to clogging and obstruction of the airways. Chronic pulmonary infection is the major cause of mortality in these patients. Due to its ability to regulate the immune system, we believe that ACTIMMUNE may have the potential to modify many of the processes that lead to the exaggerated inflammation and to reduce the chronic inflammation in the lungs. By preventing excessive inflammation in the airways, ACTIMMUNE may be able to slow the progression of pulmonary deterioration.

    In February 2000, we commenced enrollment in a Phase II clinical trial of ACTIMMUNE in patients with cystic fibrosis. Cystic fibrosis affects an estimated 23,000 persons in the United States. We believe that cystic fibrosis represents a maximum annual market opportunity of approximately $500 million for ACTIMMUNE in the United States.

OTHER PROGRAMS

PA MONOCLONAL ANTIBODY--PSEUDOMONAS AERUGINOSA INFECTION

    Pseudomonas aeruginosa is a bacterial infection that often affects patients using respirators and catheters as well as patients with a number of conditions, including burns, low white blood cell counts, and cystic fibrosis. Because the types of patients at risk generally have pre-existing illnesses, pseudomonas aeruginosa infection most often occurs in a hospital setting.

    Scientists at the Medical College of Wisconsin have identified a protein, designated PcrV, on the surface of pseudomonas aeruginosa bacteria that enables the bacteria to invade human tissue. By directing antibodies against the PcrV protein, they have been able to demonstrate highly effective treatment, as well as prevention, of infections caused by pseudomonas in animal models. We are currently working with Protein Design Labs, Inc. to generate a humanized monoclonal antibody directed against the PcrV protein as a therapeutic, in combination with antibiotics. This antibody would treat pseudomonas aeruginosa infection and prevent infection in high-risk patients.

    Pseudomonas aeruginosa infections account for 71,000 annual cases in the United States of pneumonia in hospitalized patients, 30% to 40% of which die from their pneumonia. Furthermore, chronic pseudomonas aeruginosa is the leading cause of pulmonary infection and resulting mortality in patients with cystic fibrosis, which affects an estimated 23,000 persons in the United States.

PA VIRULENCE INHIBITORY FACTOR--STAPHYLOCOCCUS AUREUS INFECTION

    Staphylococcus aureus is a bacteria that causes diseases ranging from minor skin infections to life-threatening deep tissue infections such as pneumonia, meningitis, heart valve infections, post-operative wound infections, bloodstream infections, and toxic shock syndrome. The emergence of antibiotic resistance has made many anti-infective agents ineffective. We are working with collaborators to discover protein fragments, known as peptides, that block infections caused by staphylococcus aureus. The efficacy of one of these peptides, known as virulence inhibitory factor, has been demonstrated in animal models, and we intend to develop one or more peptides as therapy to be used in conjunction with antibiotics in the treatment of infections caused by staphylococcus aureus. We are also in the early stages of development for a vaccine for the prevention of infections caused by staphylococcus aureus in high-risk populations.

    In the United States, there are at least 500,000 infections caused by staphylococcus aureus a year. These infections extend hospitalization and increase required medical and nursing care, and it would be highly cost-effective to immunize these high-risk patient groups with a staphylococcal vaccine.

LICENSE AND OTHER AGREEMENTS

GENENTECH, INC. LICENSE AGREEMENT (ACTIMMUNE)

    In August 1998, we entered into an agreement with Connetics Corporation under which we obtained an exclusive sublicense under the rights granted to Connetics by Genentech through a license agreement relating to interferon gamma-1b. We also agreed to assume many of Connetics' obligations to Genentech under that license agreement. We entered into an agreement with Connetics in April 1999 in order to broaden the scope of rights granted to us. In June 2000, we entered into an assignment and option agreement with Connetics, by which Connetics assigned the Genentech license to us. The agreement with Genentech terminates on the later of May 5, 2018 and the date that the last of the patents licensed under the agreement expires.

    Our licensed rights include exclusive and non-exclusive rights. The exclusive rights are to commercialize ACTIMMUNE in the United States for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive rights include the right to commercialize ACTIMMUNE for gene therapy in the United States, except for cardiac and cardiovascular diseases and conditions. In Japan, we have the exclusive license rights to commercialize interferon gamma-1b for all infectious diseases. We also have the opportunity, under specified conditions, to obtain further rights to interferon gamma-1b in Japan. Under the Genentech license, we pay Genentech royalties on the sales of ACTIMMUNE, and make one-time payments to Genentech upon the occurrence of specified milestone events. We must satisfy specified obligations under the agreement with Genentech to maintain our license from Genentech. We are obligated under the agreement to develop and commercialize ACTIMMUNE for a number of diseases.

CONNETICS CORPORATION

    Through the Assignment and Option Agreement with Connetics, beginning on January 1, 2002 we are obligated to pay to Connetics a royalty of 0.25% of our U.S. net sales for ACTIMMUNE until our cumulative U.S. net sales surpass
$1 billion. Thereafter, we are obligated to pay a royalty of 0.5% of our U.S. net sales.

    Until April 2004, Connetics has an option under the Assignment and Option Agreement to obtain the exclusive, royalty-free right to commercialize ACTIMMUNE for dermatological diseases in the United States. If Connetics exercises its option, then it will make one-time payments to us upon the occurrence of milestones. Connetics also has a first right of negotiation to become our marketing partner for the sale of ACTIMMUNE to dermatologists for diseases that are not primarily dermatological in origin.

ALZA CORPORATION (AMPHOTEC)

    In January 2001, InterMune acquired worldwide rights to Amphotec (Amphocil-Registered Trademark- outside the United States) from ALZA. The transaction terms include an upfront license fee of $9.0 million, milestone payments based upon sales levels and the development of Amphotec in combination with ACTIMMUNE, and royalties payable upon net sales levels.

MEDICAL COLLEGE OF WISCONSIN (PCRV PROTEIN)

    In March 1999, we entered into a License Agreement with the Medical College of Wisconsin under which we received exclusive, worldwide rights to technology owned by the college relating to PcrV protein. We are obligated to pay the college one-time payments on the occurrence of milestone events, as well as a royalty on the sales of products covered by this technology. We have also entered into a research agreement with the college to sponsor basic research relating to pseudomonas aeruginosa.

PANORAMA RESEARCH, INC. (STAPHYLOCOCCUS AUREUS)

    In January 2000, we entered into a Sponsored Research and License Agreement with Panorama Research, Inc. under which we received exclusive, worldwide rights to technology owned by Panorama relating to staphylococcus aureus, as well as to technology to be developed by Panorama pursuant to the staphylococcus aureus research program that we support. We will pay to Panorama one-time payments on the occurrence of milestone events, as well as a royalty on the sales of products covered by this technology. Within 30 days of our receipt of FDA approval of a new drug application for a product, we are obligated to pay $500,000 to Panorama.

MANUFACTURING

    We contract with qualified third-party manufacturers to produce our products. This manufacturing strategy enables us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

GENENTECH, INC. SUPPLY AGREEMENT (ACTIMMUNE)

    Genentech manufactures and formulates bulk active ingredient and fills and finishes ACTIMMUNE destined for commercial supply. Our supply agreement with Genentech expires in May 2001. We expect that the supply of commercial product that we will be receiving from Genentech will meet our needs for commercial supply through March 2002. Genentech has an option to extend the term of this agreement. We are negotiating such an extension of the supply agreement with Genentech to obtain additional commercial supply through a later date, if necessary.

BOEHRINGER INGELHEIM SUPPLY AGREEMENT (ACTIMMUNE)

    We have a supply agreement with Boehringer Ingelheim to manufacture both clinical and commercial supply of ACTIMMUNE. Boehringer Ingelheim currently manufactures and formulates bulk active ingredient and fills and finishes ACTIMMUNE for clinical supply.

    Boehringer Ingelheim is pursuing qualification by the FDA to manufacture ACTIMMUNE for our commercial supply to enable it to succeed Genentech as our commercial supplier of ACTIMMUNE. We believe that the transition of commercial supply from Genentech to Boehringer Ingelheim will not cause any delays in supply of commercial product. We expect that the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE by the fourth quarter of 2001. However, there can be no assurance whether or when the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE or that Boehringer Ingelheim will be able to supply us with sufficient quantities of commercial ACTIMMUNE by March 2002. If we do not receive sufficient quantities of commercial ACTIMMUNE from Boehringer Ingelheim and are unable to extend the term of our Genentech supply agreement, we may experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects.

    The supply agreement with Boehringer Ingelheim also generally provides for the mutual exclusive supply by Boehringer Ingelheim and purchase by us of interferon gamma-1b. If we do not purchase a minimum amount of interferon gamma-1b, we pay a penalty. If Boehringer Ingelheim is not able to supply all of our requirements for interferon gamma-1b, we may choose an additional manufacturer. Under this agreement, we are required to maintain until the end of 2001 a standby letter of credit in the amount of approximately $530,000. The amount of the standby letter of credit approximates 20% of the total payment obligation under this agreement with respect to Boehringer Ingelheim's establishment of comparability between its product and Genentech's. The term of the agreement expires on December 31, 2006 and automatically renews for successive terms, except if either Boehringer Ingelheim or we choose not to continue at a defined time prior to the expiration of the then current term.

PATENTS AND PROPRIETARY RIGHTS

    The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. We plan to prosecute and defend aggressively our patents and proprietary technology. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

    We have acquired proprietary rights in the United States, Canada, and Japan to develop, make, use and sell interferon gamma-1b, ACTIMMUNE, in particular fields in connection with our license agreement with Genentech. This license agreement covers 12 U.S. patents and 9 corresponding Japanese patents. We have acquired proprietary rights worldwide to develop, make, use and sell Amphotec/Amphocil in particular fields in connection with our acquisition of the product from Alza Corporation. In January 2001, Alza assigned to us 3 U.S. patents and 14 corresponding non-U.S. patents. We have also licensed a patent application in the area of pseudomonas vaccine methods and have filed patent applications for treatment methods and compositions concerning interferon gamma and for compositions concerning staphylococcus infections. We expect to continue to protect our proprietary technology with additional filings as appropriate.

    The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

    - we were the first to make the inventions covered by each of our pending patent applications;

    - we were the first to file patent applications for these inventions;

    - others will not independently develop similar or alternative technologies or duplicate any of our technologies;

    - any of our pending patent applications will result in issued patents;

    - any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

    - we will develop additional proprietary technologies that are patentable;
      or

    - the patents of others will not have an adverse effect on our business.

    We attempt to ensure that our technology does not infringe the rights of others. We are not aware of any asserted or unasserted claims that our technology violates the proprietary rights of others. We are aware that the principal investigator of Phase I and Phase II clinical trials of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis has filed a patent application in several European countries claiming the use of interferon gamma-1b for this disease. We do not believe that a corresponding patent application has been filed in the United States. Further, we believe it is unlikely that the investigator could successfully obtain patent protection in the United States for the use of interferon gamma-1b to treat idiopathic pulmonary fibrosis. However, we cannot be certain that the investigator or a third party has not filed and will not obtain a U.S. patent claiming the use of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis or any of the other diseases for which we are developing ACTIMMUNE. If a third party were issued a patent that blocked our ability to commercialize ACTIMMUNE for any of the diseases we are targeting, we and our collaborators would be subject to legal action, unless we obtained a license under that patent in order to continue our commercialization efforts for those diseases. We are aware of a U.S. patent that pertains to the use of interferon gamma to treat ovarian cancer. The term for this patent expires in August 2007. Although we will not be promoting ACTIMMUNE for ovarian cancer until we receive an FDA marketing approval, we are negotiating a license with the patent holder to obtain marketing rights under this patent. If we are unable to license such rights, the patent holder would be able to block our ability to commercialize ACTIMMUNE for the treatment of ovarian cancer until the patent expires in August 2007.

COMPETITION

    ACTIMMUNE is the only FDA-approved therapy for each of chronic granulomatous disease and severe, malignant osteopetrosis. There is no currently available effective therapy for the treatment of idiopathic pulmonary fibrosis. We are not aware of any ongoing U.S. clinical trial for this disease other than our Phase III clinical trial.

    We believe that the primary competition for ACTIMMUNE in serious infectious diseases such as mycobacterial and systemic fungal infections consists of:

    - the potential development of new generations of advanced antibiotics and anti-fungal agents that successfully treat these diseases; and

    - the current treatment regimens, which may be less effective in many cases, but cost substantially less than the current price for ACTIMMUNE.

    The primary competition for ACTIMMUNE in cystic fibrosis are the FDA-approved drugs marketed by Genentech and Chiron Corporation and the multiple programs in development for cystic fibrosis.

    In the United States, the primary competition for Amphotec is Ambisome-Registered Trademark-, marketed by Gilead Sciences, Inc., and Abelcet-Registered Trademark-, marketed by Elan Corporation, plc. Outside the United States, the primary competition for Amphotec/Amphocil is also Ambisome and Abelcet, which are marketed by various distributors.

SALES AND MARKETING

    We are marketing ACTIMMUNE in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. We are marketing Amphotec worldwide for the treatment of invasive aspergillosis. We have 38 field specialists who market and sell ACTIMMUNE and Amphotec for FDA-approved diseases, and educate physicians and increase their awareness of ACTIMMUNE and Amphotec. We intend to increase the number of field specialists to 60 by mid-2001. We sponsor speaker programs, medical symposia and continuing medical education programs regarding ACTIMMUNE. Our marketing efforts also consists of direct mailings to physicians, advertisements, our ACTIMMUNE.com website, which contains product and disease information for physicians and patients, and physician trade shows.

GOVERNMENTAL REGULATION AND PRODUCT APPROVAL

    The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. We believe that our products will be regulated as biologics by the FDA.

    The process required by the FDA before our products, or new diseases for approved products, may be marketed in the United States generally involves the following:

    - preclinical laboratory and animal tests;

    - submission of an investigational new drug, or IND, application, which must become effective before clinical trials may begin;

    - adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

    - FDA approval of a new biologics license application, or BLA, supplement.

    The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any new approvals for our products will be granted on a timely basis, if at all.

    Prior to commencing a clinical trial, we must submit an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences.

    Human clinical trials are typically conducted in three sequential phases that may overlap:

    - Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

    - Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

    - Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

    - In the case of products for severe or life-threatening diseases such as idiopathic pulmonary fibrosis, the initial human testing is often conducted in patients rather than in healthy volunteers. Because these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials, and thus these trials are frequently referred to as Phase I/II trials.

    We may not successfully complete Phase I, Phase II or Phase III testing of ACTIMMUNE or Amphotec within any specific time period, if at all. Furthermore, the FDA or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

    The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a BLA, or a BLA supplement, for approval of a new disease if the product is already approved for a disease. The FDA may deny a BLA or BLA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or a second Phase III pivotal clinical trial. For example, the FDA may require us to complete a second
Phase III pivotal trial before granting us a BLA for idiopathic pulmonary fibrosis or multidrug-resistant tuberculosis. Even if additional clinical data is submitted, the FDA may ultimately decide that the BLA or BLA supplement does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

    The FDA's fast track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of a BLA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We cannot guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review, or that the FDA will approve the BLA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, the FDA's approval of a fast track product can include restrictions on the product's use or distribution, such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience. Approval of fast track products can be conditional with a requirement for additional clinical studies after approval.

    Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products or new diseases for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant additional approvals for ACTIMMUNE or Amphotec on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain additional regulatory approvals for ACTIMMUNE would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

    Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements.

    Physicians may prescribe drugs for uses that are not described in the product's labeling for uses that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses, but may in some circumstances disseminate to physicians articles published in peer-reviewed journals, like THE NEW ENGLAND JOURNAL OF MEDICINE, that discuss off-label uses of approved products.

    The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products or new diseases for ACTIMMUNE or Amphotec. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

    Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity for seven years, i.e., the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. We intend to file for orphan drug designation for those ACTIMMUNE or Amphotec diseases that meet the criteria for orphan exclusivity. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide us with a material commercial advantage.

RESEARCH AND DEVELOPMENT

    We direct financial resources efficiently to goal-oriented projects by reducing the time and infrastructure spent on research and development. We do not conduct in-house discovery research. Instead, we contract these activities to qualified third-party research institutions such as academia or private contract labs. We have two contracted discovery research programs. The first is with the Medical College of Wisconsin and is focused on the development of monoclonal antibodies against pseudomonas aeruginosa. The other program is in collaboration with Panorama Research and is focused on the development of peptides that block staphylococcus aureus infections.

EMPLOYEES

    As of March 15, 2001, we had 91 full-time employees. Of the full-time employees, 32 were engaged in research and development, and 59 were engaged in sales, general and administrative positions. We believe our relations with our employees are good.

                           FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements are found in the material set forth under "Additional Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally. When used in this report, the words "anticipate," "believe," "expect," "estimate," "may," "will," "should," "could," "plan," "predict" and similar expressions are generally intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described in "Additional Risk Factors" and elsewhere in this report.

                            ADDITIONAL RISK FACTORS

    Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, in addition to other information and risk factors in this report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe-harbor for forward-looking statements, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

WE ARE AN EARLY STAGE COMPANY AND MAY NOT SUCCEED IN OUR DEVELOPMENT EFFORTS.

    We commenced operations in 1998 and are at an early stage of development. We have incurred significant losses to date, and our revenues have been limited primarily to sales of ACTIMMUNE for chronic granulomatous disease. Although we are developing ACTIMMUNE for the treatment of idiopathic pulmonary fibrosis, multidrug-resistant tuberculosis, cryptococcal meningitis and cystic fibrosis, ACTIMMUNE will not be marketed for any of these diseases before 2003, if at all. Although Amphotec/Amphocil is an approved product, we do not believe that it will provide significant revenue to us before 2003, if at all.

IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS PLAN.

    We believe that existing cash, investment securities and cash flow from sales of ACTIMMUNE will be sufficient to meet our capital requirements under our current business plan through at least the end of 2003. However, our business plan could change. We also expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may need to spend more money than currently expected because we may need to change our product development plans or product offerings to address difficulties with clinical studies or preparing for commercial sales for new diseases. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to execute our business plan.

IF WE CONTINUE TO INCUR NET LOSSES FOR A PERIOD LONGER THAN WE ANTICIPATE, WE MAY BE UNABLE TO CONTINUE OUR BUSINESS.

    We have lost money since we commenced operations in August 1998, and our accumulated deficit was approximately $36.7 million at December 31, 2000. We expect to incur substantial additional net losses for at least the next three to five years. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which ACTIMMUNE and Amphotec may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of ACTIMMUNE for chronic granulomatous disease. After consideration of the direct costs of marketing ACTIMMUNE for chronic granulomatous disease and severe, malignant osteopetrosis, and royalties we must pay to Genentech on sales of ACTIMMUNE, we do not currently generate any significant operating profits on those sales. Even if we succeed in developing ACTIMMUNE and Amphotec for additional diseases, we expect to incur net losses for at least the next three to five years and expect that these net losses will increase as we expand our research and development activities. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

IF OUR CLINICAL TRIALS FAIL TO DEMONSTRATE THAT ACTIMMUNE IS SAFE AND EFFECTIVE FOR THE TREATMENT OF ADDITIONAL DISEASES, THE FDA AND FOREIGN REGULATORY AUTHORITIES WILL NOT PERMIT US TO MARKET ACTIMMUNE FOR THOSE DISEASES.

    In order to obtain the regulatory approvals we need for the additional diseases we have targeted, we must conduct clinical trials to establish that ACTIMMUNE is safe and effective for treating them. Clinical trials are an expensive and lengthy process and the results are inherently unpredictable. ACTIMMUNE may not be successful in clinical trials intended to confirm and expand upon those trials. In addition, the commencement or completion of our clinical trials may be delayed or halted for various reasons, including that:

    - ACTIMMUNE is not effective, or physicians think that ACTIMMUNE is not effective, for a particular disease;

    - a country's regulatory authority does not approve our clinical trial protocol;

    - patients experience severe adverse side effects during or following treatment;

    - patients die during a clinical trial because their disease is too advanced or because they experience medical problems that are not related to ACTIMMUNE;

    - a sufficient quantity of patients do not enroll in the clinical trials at the rate we expect; and

    - the supply of ACTIMMUNE is not sufficient to treat the patients in some or all of the proposed clinical trials.

    In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process.The FDA may deny a BLA or BLA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or a second Phase III pivotal clinical trial. For example, the FDA may require us to complete a second Phase III pivotal trial before granting us a BLA for idiopathic pulmonary fibrosis or multidrug-resistant tuberculosis. The FDA and foreign regulatory authorities may also impose ongoing requirements for post-marketing studies.

IF THE FDA WITHDRAWS ITS APPROVAL FOR OUR PRODUCTS FOR ANY DISEASE FOR WHICH THEY HAVE BEEN APPROVED, WE COULD NO LONGER MARKET OUR PRODUCTS FOR THAT DISEASE, AND OUR REVENUES WOULD SUFFER.

    The manufacturing, distribution, advertising and marketing of pharmaceuticals are subject to extensive regulation. Any new disease approval that we receive could include significant restrictions on the use or marketing of our products. Later discovery of previously unknown problems with either of our products or their manufacturing process or facility may result in further restrictions, including withdrawal of the product from the market. Our existing approvals for chronic granulomatous disease, severe, malignant osteopetrosis, invasive aspergillosis and any new approval for any other disease that we have targeted, if granted, could be withdrawn for failure to comply with regulatory requirements. In addition, governmental authorities could seize our inventory of ACTIMMUNE or Amphotec/Amphocil or force us to recall any product already in the market if we fail to comply with strictly enforced FDA or other governmental regulations.

WE COULD LOSE OUR RIGHT TO MARKET AND DEVELOP ACTIMMUNE IF OUR LICENSE AGREEMENT WITH GENENTECH TERMINATES.

    We license ACTIMMUNE from Genentech. If Genentech terminates its agreement with us, we will have no further rights to utilize the patents or trade secrets covered by the agreement to develop and market ACTIMMUNE. This license also has the following risks:

    - if we breach our agreement with Genentech, Genentech could terminate the license, and we could lose our rights to develop and market ACTIMMUNE; and

    - if Genentech fails to maintain the intellectual property licensed to us, we may lose our rights to develop and market ACTIMMUNE and may be forced to incur substantial additional costs to maintain the intellectual property or to force Genentech to do so.

DISCOVERIES OR DEVELOPMENTS OF NEW TECHNOLOGIES BY ESTABLISHED DRUG COMPANIES OR OTHERS MAY MAKE ACTIMMUNE OR AMPHOTEC OBSOLETE.

    Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than ACTIMMUNE or Amphotec for any disease that they target. With respect to our drug discovery programs in pseudomonas aeruginosa and staphylococcus aureus, other companies have product candidates or research programs that are further advanced in development than any of our potential products and may result in effective, commercially successful products. Even if we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

    Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

EVEN IF REGULATORY AUTHORITIES APPROVE ACTIMMUNE FOR THE TREATMENT OF THE DISEASES WE ARE TARGETING, ACTIMMUNE MAY NOT BE COMMERCIALLY SUCCESSFUL.

    ACTIMMUNE is an expensive drug, and we anticipate that the annual cost for treatment under each of the diseases for which we are seeking approval will be significant. Market acceptance of and demand for ACTIMMUNE will depend largely on the following factors:

    - acceptance by physicians and patients of ACTIMMUNE as a safe and effective therapy for a particular disease;

    - pricing of alternative products, for example, many of the existing treatments for mycobacterial infections cost less than ACTIMMUNE;

    - relative convenience and ease of administration of ACTIMMUNE; and

    - prevalence and severity of adverse side effects associated with ACTIMMUNE.

IF THIRD-PARTY PAYORS WILL NOT PROVIDE COVERAGE OR REIMBURSE PATIENTS FOR ACTIMMUNE, OUR REVENUES AND PROFITABILITY WILL SUFFER.

    Our ability to commercialize ACTIMMUNE in additional diseases may depend in part on the extent to which coverage and reimbursement for ACTIMMUNE will be available from:

    - governmental payors, such as Medicare and Medicaid;

    - private health insurers, including managed care organizations; and

    - other third-party payors.

    Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for ACTIMMUNE, the market acceptance of ACTIMMUNE will be reduced, and our sales will suffer.

THE PRICING AND PROFITABILITY OF OUR PRODUCTS MAY BE SUBJECT TO CONTROL BY THE GOVERNMENT AND OTHER THIRD-PARTY PAYORS.

    The continuing efforts of governmental and other third-party payors to contain or reduce the cost of health care through various means may adversely affect our ability to successfully commercialize products. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we would receive for ACTIMMUNE, Amphotec/Amphocil or any other products in the future, which would reduce our revenues and profitability.

ALTHOUGH WE PLAN TO RELAUNCH AMPHOTEC, THE PRODUCT MAY NOT BE COMMERCIALLY SUCCESSFUL.

    We plan to relaunch Amphotec during 2001. However, market acceptance of and demand for Amphotec will depend largely on the following factors:

    - Acceptance by physicians of Amphotec as a safe and effective therapy for invasive aspergillosis;

    - Pricing of alternative products; and

    - Prevalence and severity of side effects associated with Amphotec.

IF PRODUCT LIABILITY LAWSUITS ARE BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES.

    The testing, marketing, and sale of medical products entail an inherent risk of product liability. If losses exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

IF WE ARE UNABLE TO CONTRACT WITH THIRD PARTIES TO MANUFACTURE ACTIMMUNE OR AMPHOTEC IN SUFFICIENT QUANTITIES, ON A TIMELY BASIS OR AT AN ACCEPTABLE COST, WE MAY BE UNABLE TO MEET DEMAND FOR ACTIMMUNE OR AMPHOTEC AND MAY LOSE POTENTIAL REVENUES.

    ACTIMMUNE

    We do not have the resources, facilities or experience to manufacture ACTIMMUNE ourselves. Completion of our clinical trials and commercialization of ACTIMMUNE for new diseases requires access to, or development of, facilities to manufacture a sufficient supply of ACTIMMUNE. The FDA must approve manufacturing facilities for ACTIMMUNE. We depend on third parties with FDA-approved manufacturing facilities for the manufacture of ACTIMMUNE for pre-clinical, clinical, and commercial purposes. We presently rely on Genentech for the manufacture of commercially marketed ACTIMMUNE and on Boehringer Ingelheim Austria GmbH for the supply of ACTIMMUNE for clinical trials.

    Our supply agreement with Genentech expires in May 2001. Genentech has an option to extend the term of this agreement, and we are negotiating such an extension with Genentech to obtain additional commercial supply through a later date, if neccessary. We expect that the supply of commercial product that we will be receiving from Genentech will meet our needs for commercial supply through March 2002. Boehringer Ingelheim is also pursuing qualification by the FDA to manufacture ACTIMMUNE for our commercial supply to enable Boehringer Ingelheim to succeed Genentech as our commercial supplier of ACTIMMUNE. We believe that the transition from Genentech to Boehringer Ingelheim will not cause any delays in supply of commercial product. We expect that the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE by the fourth quarter of 2001. However, there can be no assurance if or when the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE or that Boehringer Ingelheim will be able to supply us with sufficient quantities of commercial ACTIMMUNE by April 2002. If we do not receive sufficient quantities of commercial ACTIMMUNE from Boehringer Ingelheim and are unable to extend the term of our Genentech supply agreement, we will experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects.

    Our manufacturing strategy also presents the following risks:

    - Before we can obtain approval for a new disease for ACTIMMUNE, we must demonstrate to the FDA's satisfaction that the drug used in the clinical trials is substantially equivalent to the commercial drug manufactured by Genentech.

    - Delays in increasing existing manufacturing capacity to meet our needs for multiple clinical trials could delay clinical trials, regulatory submissions, and commercialization of ACTIMMUNE.

    - Our manufacturers of ACTIMMUNE are subject to ongoing periodic inspection by the FDA and corresponding state agencies for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards.

    - If we need to contract with other manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers prior to our use of their products. This would require new testing and compliance inspections. The new manufacturers would need to become educated in, or themselves develop, substantially equivalent processes necessary for the production of ACTIMMUNE.

    - If market demand for ACTIMMUNE increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.

    - If market demand for ACTIMMUNE is less than our purchase obligations to our manufacturers, we may incur substantial penalties.

    - Our supply arrangements with our manufacturers may be seriously interrupted.

    - We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for ACTIMMUNE.

    Any of these factors could delay clinical trials or commercialization of ACTIMMUNE for new diseases, interfere with current sales, entail higher costs and result in our being unable to effectively sell ACTIMMUNE.

    AMPHOTEC

    We do not have the resources, facilities or experience to manufacture Amphotec ourselves. We must depend on third parties with FDA-approved manufacturing facilities for the manufacture of Amphotec for pre-clinical, clinical and commercial purposes. We presently have an agreement with Ben Venue Laboratories, Inc. for the manufacture of Amphotec for all purposes. This agreement expires in December 2001. We are negotiating with Ben Venue to renew the agreement. If we are unable to renew the agreement with Ben Venue, or enter into a supply agreement with another manufacturer, on commercially reasonable terms, if at all, we will experience a shortage of supply or decreased profits, either of which would have a material and adverse effect on our revenues, business and financial prospects.

BECAUSE IT IS DIFFICULT AND COSTLY TO PROTECT OUR PROPRIETARY RIGHTS, WE MAY NOT BE ABLE TO PROTECT THEM.

    Our commercial success will depend in part on obtaining and maintaining patent protection on our products and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that may be allowed in other companies' patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits.

    Others may have filed and in the future may file patent applications covering interferon gamma-1b and its uses and other products in our development program. For example, we are aware that the principal investigator of Phase I/II and Phase II clinical trials of interferon gamma-lb for the treatment of idiopathic pulmonary fibrosis has filed a patent application in several European countries claiming the use of interferon gamma-lb for this disease. We cannot be certain that the investigator or any other third party has not filed and will not obtain a U.S. patent claiming the use of interferon gamma-lb for the treatment of idiopathic pulmonary fibrosis or any of the other diseases for which we are developing ACTIMMUNE. If a third party were issued a patent that blocked our ability to commercialize ACTIMMUNE for any of the diseases we are targeting, a legal action could result.

    Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in our industry regarding patent and other intellectual property rights.

    In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would exercise over technology that we own.

    We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, which generally provide that proprietary information developed or inventions conceived during the relationship shall be our exclusive property, we may not be able to adequately protect our trade secrets or other proprietary information.

    Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired.

FAILURE TO ATTRACT, RETAIN AND MOTIVATE SKILLED PERSONNEL AND CULTIVATE KEY ACADEMIC COLLABORATIONS WILL DELAY OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS DEVELOPMENT EFFORTS.

    We have 91 employees as of March 15, 2001, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including W. Scott Harkonen, Chief Executive Officer, President and Chairman of our board of directors, as well as the other principal members of our management. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

WE RELY ON THIRD PARTIES TO CONDUCT CLINICAL TRIALS FOR ACTIMMUNE, AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY.

    If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain regulatory approvals for ACTIMMUNE and will not be able to successfully commercialize ACTIMMUNE for new diseases. We do not have the ability to independently conduct clinical studies for ACTIMMUNE, and we rely on third parties to perform this function. If these third parties do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all.

OTHER RISKS

IF OUR OFFICERS, DIRECTORS AND LARGEST STOCKHOLDERS CHOOSE TO ACT TOGETHER, THEY MAY BE ABLE TO CONTROL OUR MANAGEMENT AND OPERATIONS, ACTING IN THEIR BEST INTERESTS AND NOT NECESSARILY THOSE OF OTHER STOCKHOLDERS.

    As of March 1, 2001, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 26.7% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

    Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

    - establish a classified board of directors so that not all members of our board may be elected at one time;

    - authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

    - limit who may call a special meeting of stockholders;

    - prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

    - establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings.

    In addition, Section 203 of the Delaware General Corporation Law, which prohibits business combinations between us and one or more significant stockholders unless specified conditions are met, may discourage, delay or prevent a third party from acquiring us.

OUR STOCK PRICE MAY BE VOLATILE, AND YOUR INVESTMENT IN OUR STOCK COULD DECLINE IN VALUE.

    The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

    - actual or anticipated variations in quarterly operating results;

    - adverse results or delays in clinical trials;

    - announcements of technological innovations by us or our competitors;

    - new products or services offered by us or our competitors;

    - changes in financial estimates by securities analysts;

    - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

    - significant sales of our common stock; and

    - other events or factors, many of which are beyond our control.

    In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

SUBSTANTIAL SALES OF SHARES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock. As of March 1, 2001, we had outstanding 23,909,654 shares of common stock. Of these shares, 9,305,208 shares are freely tradable without restriction or further regulation.

    The remaining 14,604,446 shares of common stock held by existing stockholders may not be sold publicly unless they are registered under the Securities Act or have been or are sold pursuant to Rule 144 or another exemption from registration. These shares will become eligible for public resale at various times subject to volume limitations.

    We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In addition, the holders of common stock that are parties to our amended and restated investor rights agreements are entitled to registration rights.

MANAGEMENT

    The following table provides information regarding our directors, executive officers, and key employees as of March 15, 2001:

NAME                                          AGE      TITLE
----                                        --------   -----
W. Scott Harkonen, M.D....................     49      Chief Executive Officer, President and
                                                         Chairman of the Board of Directors
James E. Pennington, M.D..................     58      Executive Vice President of
                                                         Medical and Scientific Affairs
Timothy P. Lynch..........................     31      Chief Financial Officer, Vice President of
                                                         Finance and Administration
Stephen N. Rosenfield.....................     51      Senior Vice President of Legal Affairs,
                                                       General
                                                         Counsel and Secretary
Peter Van Vlasselaer, Ph.D................     42      Senior Vice President of Technical
                                                       Operations
John J. Wulf..............................     48      Senior Vice President of Corporate
                                                         Development
David A. Cory, R.Ph.......................     37      Vice President of Sales and Marketing
Christine W. Czarniecki, Ph.D.............     50      Vice President of Regulatory Affairs
J. Woodruff Emlen, M.D....................     55      Vice President of Scientific Affairs
Edgar Engleman, M.D.......................     55      Director
James I. Healy, M.D., Ph.D................     36      Director
John L. Higgins...........................     31      Director
Wayne T. Hockmeyer, Ph.D..................     56      Director
Jonathan S. Leff..........................     32      Director
Nicholas J. Simon.........................     46      Director

W. SCOTT HARKONEN, M.D. Dr. Harkonen founded InterMune in February 1998 and has served as a member of our board of directors since inception and our Chairman of the Board since January 2000. Dr. Harkonen has been our Chief Executive Officer and President since inception. From September 1995 to April 1999, Dr. Harkonen served as Senior Vice President of Product Development and Operations at Connetics Corporation, a biopharmaceutical company. From March 1991 to
September 1995, Dr. Harkonen served as Vice President of Medical and Regulatory Affairs at Univax Biologics, a biopharmaceutical company. Dr. Harkonen holds an M.D. from the University of Minnesota and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

JAMES E. PENNINGTON, M.D. Dr. Pennington has served as our Executive Vice President of Medical and Scientific Affairs since January 2001. From June 1999 to January 2001, Dr. Pennington served as Senior Vice President of Research, Development and Clinical Affairs at Alpha Therapeutics Corporation, a biological and biopharmaceutical company. From October 1997 to February 1999,
Dr. Pennington served as Senior Vice President of Clinical Research at Shamen Pharmaceuticals, a biopharmaceutical company. From September 1986 to June 1994, Dr. Pennington served as Director and from July 1994 to October 1997, served as Vice President of Biological Clinical Research at Bayer Corporation, a biopharmaceutical company. Prior to joining the pharmaceutical industry, Dr. Pennington spent 12 years as a member of the Harvard Medical School faculty. Dr. Pennington holds an M.D. from the University of Oregon and is Board Certified in Internal Medicine and Infectious Diseases.

TIMOTHY P. LYNCH. Mr. Lynch has served as our Chief Financial Officer and Vice President of Finance and Administration since November 1999. From July 1999 to October 1999, Mr. Lynch served as the Director of Business Development at ePhysician, Inc., an internet healthcare company. From August 1997 to July 1999, Mr. Lynch served as Director of Strategic Planning at Elan Corporation, plc., a pharmaceutical company. From August 1993 to June 1995, Mr. Lynch was employed by Goldman, Sachs & Co. in the investment banking division. From June 1992 to August 1993, Mr. Lynch was employed by Chase Securities, Inc. in the investment banking division. Mr. Lynch holds an M.B.A. from the Harvard Graduate School of Business.

STEPHEN N. ROSENFIELD. Mr. Rosenfield has served as our Senior Vice President of Legal Affairs and General Counsel since March 2000. From February 1996 to February 2000, Mr. Rosenfield was an associate at Cooley Godward LLP. From September 1992 to January 1996, Mr. Rosenfield was an associate at Coblentz Cahen McCabe & Breyer LLP. Mr. Rosenfield holds a J.D. from Northeastern University School of Law.

PETER VAN VLASSELAER, PH.D. Dr. Van Vlasselaer has served as our Senior Vice President of Technical Operations since November 1999. From July 1993 to November 1999, Dr. Van Vlasselaer served as Vice President of Development at Dendreon Corporation, a biopharmaceutical company. Dr. Van Vlasselaer holds a Ph.D. from the University of Leuven in Belgium and was an immunology fellow at Stanford University.

JOHN J. WULF. Mr. Wulf has served as our Senior Vice President of Business Development since June 2000. From April 1998 until June 2000, Mr. Wulf served as Vice President of Business Development at Axys Pharmaceuticals, Inc., a biopharmaceutical company, where he was responsible for corporate partnering of research programs and in-licensing of preclinical and clinical product opportunities. Prior to joining Axys, Mr. Wulf was employed by Genentech, Inc., a biotechnology company, in various positions in business, product and process development. From 1996 until April 1998, Mr. Wulf served as Director of Business Development and Far East Representative. From 1994 until 1996, he served as Licensing Manager. Mr. Wulf holds an M.B.A. from San Francisco State University and an M.S. from Oregon State University.

DAVID A. CORY, R.PH. Mr. Cory has served as our Vice President of Sales and Marketing since February 2000. From November 1999 to January 2000, Mr. Cory was a pharmaceutical industry consultant. From November 1988 to October 1999, Mr. Cory served in both sales and marketing management capacities, most recently as Commercial Director of Marketing, at Glaxo Wellcome, Inc., a pharmaceutical company. Mr. Cory holds a degree in Pharmacy from the University of Cincinnati.

CHRISTINE W. CZARNIECKI, PH.D. Dr. Czarniecki has served as our Vice President of Regulatory Affairs since January 2000. From March 1997 to January 2000,
Dr. Czarniecki served as Director of Regulatory Affairs and Quality at Axys Pharmaceuticals, Inc. From July 1993 to March 1997, Dr. Czarniecki served as Director of Regulatory Affairs at ICOS Corporation, a pharmaceutical company. Dr. Czarniecki holds a Ph.D. from Georgetown University.

J. WOODRUFF EMLEN, M.D. Dr. Emlen has served as our Vice President of Scientific Affairs since October 1998. From August 1997 to October 1998, Dr. Emlen served as Vice President of Exploratory Medicine at Connetics Corporation. From September 1987 to August 1997, Dr. Emlen served as a professor of medicine and immunology at the University of Colorado Health Services Center. Dr. Emlen holds an M.D. from the University of California at San Diego.

EDGAR ENGLEMAN, M.D. Dr. Engleman has served as a member of our board of directors since April 1999. Dr. Engleman joined BioAsia Investments, LLC in 1997 and is currently a general partner of BioAsia Investments, LLC. Dr. Engleman has served on the faculty of Stanford University Medical School since 1978 and is currently Professor of Pathology and Medicine. Dr. Engleman serves on the board of directors of several private companies and is a director of Insmed Pharmaceuticals, Inc., a publicly held biotechnology company. Dr. Engleman holds an M.D. from Columbia University School of Medicine.

JAMES I. HEALY, M.D., PH.D. Dr. Healy has served as a member of our board of directors since April 1999 and as the interim chairman of the board of directors from October 1999 through January 2000. Dr. Healy joined Sofinnova Ventures in June 2000 as a general partner and managing director. From January 1998 through March 2000, Dr. Healy was a partner at Sanderling. During 1997, Dr. Healy was supported by a Novartis Foundation bursary award and performed research at Brigham & Women's Hospital. From 1990 to 1997 he was employed by the Howard Hughes Medical Institute and Stanford University. Dr. Healy serves on the board of directors of several private companies. Dr. Healy holds an M.D. and a Ph.D. from Stanford University School of Medicine.

JOHN L. HIGGINS. Mr. Higgins has served as a member of our board of directors since April 1999. Mr. Higgins joined Connetics Corporation in September 1997 and currently serves as Chief Financial Officer and Executive Vice President of Finance and Administration. From August 1994 to September 1997, Mr. Higgins worked at BioCryst Pharmaceuticals, Inc. serving in various management positions, including Executive Vice President of Corporate Development.

WAYNE T. HOCKMEYER, PH.D. Dr. Hockmeyer has served as a member of our board of directors since February 2000. Dr. Hockmeyer founded MedImmune, Inc., a biotechnology company, in April 1988, and served as its chief executive officer from April 1988 until he relinquished his position in October 2000. He also served as chairman of its board of directors since May 1993. Dr. Hockmeyer is also a director of Digene Corporation, a biotechnology company; Aviron, a biopharmaceutical company; and GenVec, Inc., both of which are publicly held, and Advanced Pharma, Inc., a biopharmaceutical company, which is privately held. Dr. Hockmeyer holds a Ph.D. from the University of Florida.

JONATHAN S. LEFF. Mr. Leff has served as a member of our board of directors since January 2000. Mr. Leff joined E.M. Warburg, Pincus & Co., LLC in 1996 and is currently a managing director. Mr. Leff serves on the board of directors of Transkaryotic Therapies, Inc., and Visible Genetics, Inc., both of which are publicly held biotechnology companies, and is on the board of directors of several private companies. Mr. Leff holds an M.B.A. from Stanford University.

NICHOLAS J. SIMON. Mr. Simon has served as a member of our board of directors since August 1999. Mr. Simon joined Genentech, Inc. in December 1989 and since 1994 served as Vice President of Business and Corporate Development. In
April 2000, Mr. Simon resigned from Genentech and founded Collabra
Pharma, Inc., (formerly iO Pharmaceuticals,) where he has been the Chief Executive Officer and a director since April 2000. Mr. Simon is also Chairman of the Board of Deltagen, Inc., a public company, and serves on the board of directors of several private companies. Mr. Simon holds an M.B.A. from Loyola College.

    Our executive officers are appointed by our board of directors and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers. Although no director has a contractual right to serve as a member of our board of directors, pursuant to the Amended and Restated Investor Rights Agreement, dated
January 7, 2000, among the holders of some of our common stock and us, we have agreed to use reasonable efforts to elect a representative designated by Warburg, Pincus Equity Partners, L.P. until the earlier of January 7, 2004 or such time as the entities affiliated with Warburg, Pincus Equity Partners, L.P. beneficially own less than 95% of the aggregate capital stock beneficially owned by them at the closing of our Series B preferred stock financing in January 2000.

BOARD COMPOSITION

    Our board of directors consists of seven directors, and Dr. Harkonen is the chairman. Our board of directors is divided into three classes:

    - Class I directors, Mr. Higgins and Dr. Hockmeyer, whose term will expire at the annual meeting of stockholders to be held in 2001;

    - Class II directors, Drs. Engleman, Harkonen and Healy, whose term will expire at the annual meeting of stockholders to be held in 2002; and

    - Class III directors, Messrs. Leff and Simon, whose term will expire at the annual meeting of stockholders to be held in 2003.

    At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control or management of us.

ITEM 2. PROPERTIES

    Our facilities currently consist of approximately 8,000 square feet of office space located at 1710 Gilbreth Road, Suite 301, Burlingame, California, which is leased to us until 2004 and approximately 2,800 square feet of office space at 875 Mahler Road, Suite 118, Burlingame, California, which is leased to us until August 2001. In June 2001, we expect to move into our new corporate headquarters at 3280 Bayshore, in Brisbane, California. In December 2000, we entered into a ten- (10) year lease for this 56,000 square foot building. We plan to use approximately 35,000 square feet for offices and 3,000 square feet for laboratory and research purposes and to sublease the remaining 18,000 square feet to a short-term tenant. We believe that this facility has sufficient space to accommodate the expansion of our operations until at least 2004.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Since our initial public offering of our common stock on March 24, 2000, our common stock has been traded on the NASDAQ National Market System under the symbol ITMN.

    The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ for the calendar periods indicated:

CALENDAR YEAR                                                   HIGH       LOW
-------------                                                 --------   --------
2000
First Quarter (from March 24, 2000).........................   $25.00     $19.00
Second Quarter..............................................    44.00      12.13
Third Quarter...............................................    55.38      37.75
Fourth Quarter..............................................    54.19      39.50

    No cash dividends have been paid to date by InterMune on its common stock, and no payment of dividends is anticipated for the foreseeable future. As of March 1, 2001, there were approximately 290 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical information has been derived from our audited financial statements. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and the financial statements and related Notes included in Item 8 of this 10-K.

                                                                                        FOR THE
                                                                                      PERIOD FROM
                                                                                      FEBRUARY 25,
                                                                                          1998
                                                                                      (INCEPTION)
                                                           YEARS ENDED DECEMBER 31,        TO
                                                           ------------------------   DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                                 2000          1999          1998
-----------------------------                              -----------   ----------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Product sales, net.......................................  $   11,201    $     556      $    --
Costs and expenses:
  Cost of goods sold.....................................       4,990          240           --
  Amortization of product revenue rights.................       1,777           --           --
  Research and development...............................      20,821        2,969        1,235
  Selling, general and administrative....................      16,152        2,656          892
  Acquired pre-FDA approval rights                                 --        1,094        4,000
                                                           ----------    ---------      -------
Total costs and expenses.................................      43,740        6,959        6,127
Loss from operations.....................................     (32,539)      (6,403)      (6,127)
  Interest income........................................       8,484          240           55
  Interest expense.......................................        (191)        (186)          --
                                                           ----------    ---------      -------
Net loss.................................................     (24,246)      (6,349)     $(6,072)
                                                                                        =======
Preferred stock accretion................................        (269)        (657)
Redeemable preferred stock dividend......................     (27,762)          --
                                                           ----------    ---------
Net loss applicable to common stockholders                 $  (52,277)   $  (7,006)
                                                           ==========    =========
Historical basic and diluted net loss per share..........  $    (3.05)   $   (9.12)
                                                           ==========    =========
Shares used in computing historical basic and diluted net
  loss per share.........................................      17,114          768
                                                           ==========    =========
Pro forma basic and diluted net loss per share...........  $    (2.61)   $   (0.82)
                                                           ==========    =========
Shares used in computing pro forma basic and diluted net
  loss per share.........................................      19,945        7,770
                                                           ==========    =========

                                                                        DECEMBER 31,
                                                             -----------------------------------
BALANCE SHEET DATA:                                              2000         1999        1998
-------------------                                          ------------   ---------   --------
                                                                       (IN THOUSANDS)
Cash, cash equivalents and available-for-sale securities...  $    194,520   $   4,214   $ 4,720
Working capital............................................       194,706       1,222     4,181
Total assets...............................................       201,649       5,855     4,720
Redeemable convertible preferred stock.....................            --       7,417        --
Accumulated deficit........................................       (36,667)    (12,421)   (6,072)
Long-term obligations payable to Connetics, net of current
  portion                                                              --       1,624        --
Total stockholders' equity (deficit).......................       195,801      (7,541)    4,181

    Please see Note 2 of our financial statements for an explanation of the method used to calculate the net loss per share and pro forma net loss per share. Earnings per share for 1998 has not been presented as we were a wholly owned subsidiary of Connetics during 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    InterMune develops and commercializes innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have two marketed products, growing product revenues, and advanced-stage clinical programs. In the United States, we market our lead product, ACTIMMUNE, for the treatment of chronic granulomatous disease, a life-threatening congenital disorder of the immune system, and severe, malignant osteopetrosis, a life threatening congenital disorder causing an overgrowth of bony structures. In January 2001, we began marketing Amphotec worldwide for the treatment of invasive aspergillosis, a life-threatening systemic fungal infection.

    Since our inception, we have incurred significant losses and, as of December 31, 2000, we had an accumulated deficit of $36.7 million.

    Our expenses have consisted primarily of costs incurred in research and development, sales and marketing and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we expand our clinical trial activities for our target diseases. Our sales and marketing expenses will increase as we continue to commercialize ACTIMMUNE. Expansion of our operations will also add to our expenses. As a result, we expect to incur losses for the foreseeable future.

    We have a limited history of operations and anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts, and the timing of significant orders. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

    On June 27, 2000, we entered into the Revenue Adjustment Agreement with Connetics Corporation by which we acquired from Connetics the rights to those ACTIMMUNE revenues under the baseline that we did not already own (established by the Transition Agreement with Connetics, dated April 27, 1999). Beginning with the three-month period ended June 30, 2000, we recorded all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. These sales, costs of sales and accounts receivable were recorded by us on a net basis, in the accompanying financial statements for the period from February 25, 1998 (inception) to December 31, 1998, the year ended December 31, 1999 and the three-month period ended March 31, 2000. Such sales, costs of sales and accounts receivable were not previously subject to the risks and rewards of ownership by us. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

DEFERRED STOCK COMPENSATION

    In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $8.6 million and $5.6 million in the fiscal years ended December 31, 2000 and 1999, respectively.

    Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders' equity and is being amortized using the graded vesting method over the vesting period of the individual options, which is generally five years. This graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. We recorded amortization of deferred stock compensation of $6.7 million and $345,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, we had a total of $7.2 million to be amortized over the remaining vesting periods of the stock options.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

    REVENUE. Total revenues were $11.2 million and $556,000 for the years ended December 31, 2000 and 1999, respectively. The revenues in 1999 represented our portion of ACTIMMUNE sales that exceeded the annual contractual baseline established with Connetics in effect at that time. On June 27, 2000, we terminated the annual baseline agreement with Connetics for ACTIMMUNE sales below a contractual baseline. Beginning with the three-month period ending
June 30, 2000, our revenues reflect all sales for ACTIMMUNE. The revenues in 2000 represent all sales from April 1, 2000 to December 31, 2000 of ACTIMMUNE in the United States and sales outside the United States related to a supply arrangement. For all of 1999 and the three-month period ended March 31, 2000, sales transacted for Connetics below the annual contractual baseline were recorded on a net basis, which was zero, and any amounts in excess of net revenues less costs to produce and market were paid to Connetics.

    COST OF GOODS SOLD. We recognized expenses related to cost of goods sold of $5.0 million and $240,000 for the years ended December 31, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. The increase in 2000 was due entirely to costs associated with increased product sales volumes.

    AMORTIZATION OF PRODUCT REVENUE RIGHTS. We recorded a total of $1.8 million and $0 for the years ended December 31, 2000 and 1999, respectively. On
June 28, 2000, we purchased rights to all of the ACTIMMUNE revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights is expensed based upon product units shipped under the previous contractual unit baseline for the year 2000.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $20.8 million and $3.0 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of 601% or $17.8 million. Of the increased costs in the year 2000, a total of $4.2 million is related to non-cash stock-based compensation and the amortization of deferred stock compensation. The remaining increase in 2000 was due primarily to increased costs for clinical trial expenses for ACTIMMUNE in new disease indications and the expenses associated with our transfer of ACTIMMUNE to an additional manufacturing facility. These costs have been recorded as research and development expenses as the new facility is not yet operational. We expect research and development expenses to increase significantly over the next several years.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $16.2 million and $2.7 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of 508%, or $13.5 million. Of the increased costs in 2000, a total of $4.0 million is related to the amortization of deferred stock compensation. The remaining increase in 2000 is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff and increased marketing and selling expenses for ACTIMMUNE in its approved diseases.

    ACQUIRED PRE-FDA APPROVAL RIGHTS. We recorded a total of $0 and
$1.1 million for the years ended December 31, 2000 and 1999, respectively. The amount paid in 1999 was for the acquisition of additional development rights for ACTIMMUNE from Genentech.

    INTEREST INCOME. Interest income totaled $8.5 million and $240,000 for the years ended December 31, 2000 and 1999, respectively. The increase in interest income in 2000 was a result of increased cash available for investments as a result of the private and public financing activities during the year.

    INTEREST EXPENSE. Interest expense totaled $191,000 and $186,000 for the years ended December 31, 2000 and 1999, respectively. The amount in 2000 is imputed interest on the obligations to Connetics. Interest expense in 1999 was primarily due to the royalty obligations owed to Genentech that were paid off in full upon the close of our initial public offering in March 2000.

    DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK. We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of 4,966,361 shares of Series B redeemable convertible preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair value of our common stock and determined it to be $12.60 to $14.40 per share. Accordingly, the aggregate proceeds of $27.8 million fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital of $27.8 million, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share the year ended December 31, 2000.

    PROVISION FOR INCOME TAXES. Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 2000 and 1999.

    As of December 31, 2000, we had federal net operating loss carryforwards of approximately $22.0 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2020, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUE. We recognized product sales of $556,000 for the year ended
December 31, 1999, compared to no product sales of ACTIMMUNE for the period from February 25, 1998 (inception) to December 31, 1998. The sales in 1999 represented our portion of ACTIMMUNE sales that exceeded the annual contractual baseline established with Connetics, which increases nominally each year, until 2002, when discontinued. Sales transacted for Connetics were recorded on a net basis, which was zero, because any amounts in excess of net revenues less costs to produce and market were paid to Connetics. We made payments to Connetics in 1999 of $1.4 million, and no payments were made in 1998. Please see Note 3 of our financial statements.

    Connetics was entitled to net sales of ACTIMMUNE up to a predetermined baseline for the period from January 15, 1999 through December 31, 2001, less associated cost of goods sold and marketing expenses. The predetermined baseline was preset for each calendar year under our agreement.

    COST OF GOODS SOLD. We recognized expenses related to cost of goods sold of $240,000 for the year ended December 31, 1999. We recognized no cost of goods sold for the period from February 25, 1998 (inception) to December 31, 1998 because we had no product sales. Cost of goods sold includes all product cost of goods sold, royalties, and distribution costs associated with our revenues.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.0 million and $1.2 million for the year ended December 31, 1999, and for the period from February 25, 1998 (inception) to December 31, 1998, respectively. The increased in expenses for 1999 resulted primarily from increased costs for clinical trial study expenses for ACTIMMUNE in additional disease indications and a full 12-month period of operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.7 million and $892,000 for the year ended December 31, 1999, and for the period from February 25, 1998 (inception) to December 31, 1998, respectively. The increase in expenses for 1999 was primarily attributed to increased costs for additional personnel and a full 12-month period of operations.

    ACQUIRED PRE-FDA APPROVAL RIGHTS. We recorded a total of $1.1 million and $4.0 million for the year ended December 31, 1999 and for the period from February 25, 1998 (inception) to December 31, 1998, respectively. The expense in 1999 was in connection with the acquisition of additional development rights for ACTIMMUNE. The expense for the period from February 25, 1998 (inception) to December 31, 1998 was in connection with the sublicensed rights of ACTIMMUNE. Please see Note 3 of our financial statements.

    INTEREST INCOME. Interest income increased to a total of $240,000 in 1999 from $55,000 for the period from February 25, 1998 (inception) to December 31, 1998. The increase was due to higher average balances of cash and cash equivalents and short-term investments in 1999, resulting from the investment of the net proceeds from the sale of Series A-2 convertible preferred stock in April 1999.

    INTEREST EXPENSE. Interest expense totaled $186,000 for the year ended December 31, 1999 and we had no interest expense for the period from February 25, 1998 to December 31, 1998. For the year ended December 31, 1999, we recognized a total of $111,000 for imputed interest expense on our long-term obligation to Connetics and $75,000 interest expense on the royalty payable obligation to Genentech for the year ended December 31, 1999. The obligation to Connetics was incurred in April 1999, as part of our collaboration agreement with them.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations since inception through sales of equity securities, net contributions from Connetics and sales of our products. At December 31, 2000, we had available cash, cash equivalents and available-for-sale investments of $194.5 million. Our cash reserves are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

    Net cash used in operations for the year ended December 31, 2000, totaled $19.5 million compared to $3.1 million for the same period in 1999 and $1.3 million for the period from February 25, 1998 (inception) to December 31, 1998. A net loss of $24.2 million for the year ended December 31, 2000, included non-cash charges of $6.7 million for the amortization of deferred stock compensation, $2.7 million related to the issuance of equity instruments for non-cash benefits, $160,000 for depreciation and amortization and $144,000 for the accretion of obligations payable to Connetics.

    Net cash used for financing activities included capital expenditures for equipment and leasehold improvements to support the Company's operations of $1.0 million, $30,000 and $0 in 2000 and 1999, and for the period from February 25, 1998 (inception) to December 31, 1998, respectively.

    Net cash used by investing activities in the year 2000 was $146.8 million compared to net cash provided of $1.9 million in 1999, and net cash used of $2.4 million in 1998. In 2000, the net cash used was primarily due to the net purchases of short-term available-for-sale investments. In 1999, the net cash provided resulted primarily from the net maturities of short-term investments used to fund operations. The net cash used in investing activities in 1998 was primarily due to the net purchases of short-term available-for-sale investments.

    Net cash provided by financing activities for the year ended December 31, 2000 totaled $210.7 million, and represents $25.2 million in net proceeds from the sale of Series B convertible preferred stock to investors in January 2000, $115.0 million in net proceeds from the sale of common stock in our initial public offering, $71.1 million in net proceeds from a private placement of common stock which closed on August 18, 2000, $373,000 from stock option exercises and $85,000 received under our employee stock purchase plan offset by $1.0 million paid to Connetics upon the close of our initial public offering. We recorded this payment as a "return of capital to parent."

    Working capital of $194.7 million at December 31, 2000 increased from $1.2 million at December 31, 1999. The increase in working capital was primarily due to proceeds from our financing activities.

    On June 27, 2000, through the Revenue Adjustment Agreement, we paid to Connetics $5.2 million in cash in conjunction with the purchase from Connetics of all the rights to ACTIMMUNE that we did not already own. The amount paid to Connetics included $807,000 as the prepayment of obligations owed to them and $4.4 million for product revenue rights that was capitalized as a current asset and will be amortized based upon product units shipped over the next 12 months of operations. Prior to this transaction, Connetics had retained the risks and rewards of ownership including inventory and collection risk with approximately the first $6.5 million in ACTIMMUNE sales in the United States in each of the years 2000 and 2001. We have a final payment of approximately $943,000 due to Connetics by March 31, 2001, and have recorded the net present value of this payment as of December 31, 2000 of $912,000.

    At December 31, 1999, we had deferred payment of the royalties due to Genentech for 1999 of approximately $1.9 million through a series of interest-bearing promissory notes that became due upon the close of our initial public offering on March 29, 2000. Genentech did not exercise its option to convert these promissory notes into shares of our common stock, and in March 2000, we paid the $1.9 million of deferred royalties owed to Genentech.

    On January 7 and January 27, 2000, we issued 4,876,916 aggregate shares of Series B redeemable convertible preferred stock at $5.59 per share for aggregate proceeds of $27.3 million. We incurred $1.4 million of issuance costs.

    On January 7, 2000, pursuant to the terms of the Collaboration Agreement with Connetics, we issued to Connetics 89,445 shares of series B-1 convertible preferred stock. This stock issuance has been reflected as a return of capital to Connetics in the accompanying December 31, 1999 financial statements as we had concluded that the event triggering the issuance (the closure of the Series B financing) was probable at December 31, 1999.

    On March 29, 2000, we closed our initial public offering in which we sold 6,250,000 shares of our common stock at a price of $20.00 per share, raising $125.0 million in gross proceeds. We received offering proceeds of $115.0 million, net of $8.8 million in underwriters discounts and commissions and $1.2 million in related expenses. On the close of the initial public offering, each outstanding share of our preferred stock was converted into one share of common stock.

    On August 18, 2000, we closed a private financing, in which we sold 2,000,000 shares of our common stock at a price of $38.00 per share, raising $76.0 million in gross proceeds. We received net proceeds of $71.1 million after deducting placement agent fees of $4.6 million and estimated related expenses of $0.3 million.

    We believe our existing cash, cash equivalents and available-for-sale securities, together with cash flows from our operations will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2003. However, our capital requirements may increase in future periods and as a result, we may require additional funds. We may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings and additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

    As of December 31, 2000 and 1999, our principal commitments relating to our obligation under non-cancelable operating leases were $35.3 million and $1.2 million, respectively. The increase in commitments at December 31, 2000 is due to additional lease obligations on an additional facility.

    Effective as of January 1, 2001, we acquired worldwide rights to Amphotec from ALZA Corporation. The transaction terms include an upfront license fee of $9.0 million, milestone payments based upon sales levels and the development of Amphotec in combination with ACTIMMUNE, and royalties payable upon net sales levels. Amphotec is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2000 levels, the estimated fair value of our investment portfolio would decline by approximately $372,000. At December 31, 2000, the average maturity of our available-for-sale securities was 91 days.

    The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restricts its exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of generally less than two years.

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                                                         FAIR VALUE AT
                                                                                         DECEMBER 31,
(IN THOUSANDS):                                           2001       2002      TOTAL         2000
---------------                                         --------   --------   --------   -------------
Assets:
Available-for-sale securities                           $190,493      --      $190,493     $190,600
Average interest rate.................................       6.2%     --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENT DATA

Report of Ernst & Young LLP, Independent Auditors...........  37
Balance Sheets..............................................  38
Statements of Operations....................................  39
Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit)............................  40
Statements of Cash Flows....................................  42
Notes to Financial Statements...............................  43

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterMune Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of InterMune
Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999, and the period from February 25, 1998 (inception) to December 31, 1998. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterMune
Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from February 25, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 9, 2001

                        INTERMUNE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                 (In thousands except share and per share data)

                                       ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................    $ 48,191       $  3,772
  Available-for-sale securities.............................     146,329            442
  Accounts receivable, net..................................       1,800            409
  Inventories...............................................       1,049            831
  Notes receivable from officer.............................          --            104
  Product revenue rights from Connetics, net................       2,633             --
  Other current assets and prepaid expenses.................         552             19
                                                                --------       --------
Total current assets........................................     200,554          5,577
  Property and equipment, net...............................         845             28
  Restricted cash balance...................................         250            250
                                                                --------       --------
                                                                $201,649       $  5,855
                                                                ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................   $  3,874     $  1,810
  Accrued payroll...........................................        638           93
  Payable to Connetics......................................        912          538
  Royalty payable to Genentech..............................        424        1,914
                                                               --------     --------
Total current liabilities...................................      5,848        4,355
Long-term obligations payable to Connetics..................         --        1,624
Redeemable convertible preferred stock......................         --        7,417
Commitments
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 5,000,000
    shares authorized, no shares issued and outstanding at
    December 31, 2000 and; no par value; 14,870,000 shares
    authorized, 1,835,000 shares issued and outstanding at
    December 31, 1999.......................................         --        4,507
  Common stock, $0.001 par value, 45,000,000 shares
    authorized; 23,897,954 shares issued and outstanding at
    December 31, 2000 and; no par value, 30,000,000 shares
    authorized, 1,890,833 shares issued and outstanding at
    December 31, 1999.......................................         24        5,659
  Additional paid-in capital................................    239,620           --
  Notes receivable from stockholder.........................        (95)          --
  Deferred stock compensation...............................     (7,188)      (5,286)
  Accumulated other comprehensive income....................        107           --
  Accumulated deficit.......................................    (36,667)     (12,421)
                                                               --------     --------
Total stockholders' equity (deficit)........................    195,801       (7,541)
                                                               --------     --------
                                                               $201,649     $  5,855
                                                               ========     ========

                            See accompanying Notes.

                        INTERMUNE PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)

                                                                                      FOR THE
                                                                                    PERIOD FROM
                                                                                    FEBRUARY 25,
                                                                                        1998
                                                                                    (INCEPTION)
                                                              FOR THE YEAR ENDED         TO
                                                                 DECEMBER 31,       DECEMBER 31,
                                                              -------------------   ------------
                                                                2000       1999         1998
                                                              --------   --------   ------------
Product sales, net..........................................  $ 11,201   $   556      $    --
Costs and expenses:
  Cost of goods sold........................................     4,990       240           --
  Amortization of product revenue rights....................     1,777        --           --
  Research and development..................................    20,821     2,969        1,235
  Selling, general and administrative.......................    16,152     2,656          892
  Acquired pre-FDA approval rights..........................        --     1,094        4,000
                                                              --------   -------      -------
    Total costs and expenses................................    43,740     6,959        6,127
                                                              --------   -------      -------
Loss from operations........................................   (32,539)   (6,403)      (6,127)
Other income (expense):
  Interest income...........................................     8,484       240           55
  Interest expense..........................................      (191)     (186)          --
                                                              --------   -------      -------
Net loss....................................................   (24,246)   (6,349)     $(6,072)
                                                                                      =======
Preferred stock accretion...................................      (269)     (657)
Deemed dividend on redeemable preferred stock...............   (27,762)       --
                                                              --------   -------
Net loss applicable to common stockholders..................  $(52,277)  $(7,006)
                                                              ========   =======
Historical basic and diluted net loss per common share......  $  (3.05)  $ (9.12)
                                                              ========   =======
Shares used in computing historical basic and diluted net
  loss per common share.....................................    17,114       768
                                                              ========   =======

                            See accompanying Notes.

                        INTERMUNE PHARMACEUTICALS, INC.
         STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                 (In thousands except share and per share data)

                                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                                  REDEEMABLE           ------------------------------------------------
                                                 CONVERTIBLE                  CONVERTIBLE
                                               PREFERRED STOCK              PREFERRED STOCK            COMMON STOCK
                                          --------------------------   --------------------------   -------------------
                                            SHARES         AMOUNT        SHARES         AMOUNT       SHARES     AMOUNT
                                          -----------   ------------   -----------   ------------   --------   --------
From the period from February 25, 1998
 (inception) to December 31, 1998
Net loss and comprehensive net loss.....
Issuance of common stock to founders for
 $0.001 per share.......................         --            --             --            --        1,600          2
Repurchase of common stock at $0.001 per
 share..................................         --            --             --            --       (1,600)        (2)
Capital transactions with Parent
 (Connetics):
 Issuance of Series A convertible
 preferred stock for contributed capital
 at $0.915 per share in August and
 October 1998
   Intellectual capital contributed by
    Parent (Connetics)..................         --            --          4,369         4,000           --         --
   Cash.................................         --            --          6,831         6,253           --         --
                                            -------       -------        -------        ------      -------     ------
BALANCE AT DECEMBER 31, 1998............         --            --         11,200        10,253           --         --
Net loss and comprehensive net loss.....         --            --             --            --           --         --
Issuance of restricted common stock to
 founders for cash at $0.01 per share...         --            --             --            --          815          8
Capital transactions with Parent
 (Connetics):
 Exchange of convertible preferred
 shares on April 27, 1999:
   Return of Series A...................         --            --        (11,200)           --           --         --
   Issuance of Series A-1 at $1.25 per
 share..................................         --            --            960            --           --         --
 Contributed capital from Parent
 (Connetics) (cash).....................         --            --             --           396           --         --
 Return of capital to Parent (Connetics)
 (cash).................................         --            --             --        (4,722)          --         --
 Return of capital to Parent (Connetics)
 (cash and/or stock)....................         --            --             --        (2,514)          --         --
Issuance of Series A-1 convertible
 preferred stock for license rights at
 $1.25 per share........................         --            --            875         1,094           --         --
Issuance of Series A-2 redeemable
 convertible preferred stock for cash,
 net of issuance costs of $95...........      4,800         5,260             --            --           --         --
Issuance of common stock for cash at
 $0.672 per share.......................         --            --             --            --          975        655
Issuance of Series A-2 redeemable
 convertible preferred stock for cash at
 $1.25 per share........................        800         1,000             --            --           --         --
Issuance of Series A-2 redeemable
 convertible preferred stock for cash at
 $1.25 per share........................        400           500             --            --           --         --
Repurchase of common stock at $0.01 per
 share..................................         --            --             --            --          (79)        (1)
Exercise of stock options...............         --            --             --            --          180         23
Deferred stock compensation.............         --            --             --            --           --      5,631
Amortization of deferred stock
 compensation...........................         --            --             --            --           --         --
Preferred stock accretion...............         --           657             --            --           --       (657)
                                            -------       -------        -------        ------      -------     ------

                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                          ---------------------------------------------------------------------------------
                                                               NOTES         DEFERRED         ACCUMULATED
                                                            RECEIVABLE     COMPENSATION          OTHER
                                            ADDITIONAL         FROM         RELATED TO       COMPREHENSIVE     ACCUMULATED
                                          PAID-IN CAPITAL   STOCKHOLDER    STOCK OPTIONS        INCOME           DEFICIT
                                          ---------------   -----------   ---------------   ---------------   -------------
From the period from February 25, 1998
 (inception) to December 31, 1998
Net loss and comprehensive net loss.....                                                                          (6,072)
Issuance of common stock to founders for
 $0.001 per share.......................           --             --              --                --                --
Repurchase of common stock at $0.001 per
 share..................................           --             --              --                --                --
Capital transactions with Parent
 (Connetics):
 Issuance of Series A convertible
 preferred stock for contributed capital
 at $0.915 per share in August and
 October 1998
   Intellectual capital contributed by
    Parent (Connetics)..................           --             --              --                --                --
   Cash.................................           --             --              --                --                --
                                              -------         ------          ------            ------           -------
BALANCE AT DECEMBER 31, 1998............           --             --              --                --            (6,072)
Net loss and comprehensive net loss.....           --             --              --                --            (6,349)
Issuance of restricted common stock to
 founders for cash at $0.01 per share...           --             --              --                --                --
Capital transactions with Parent
 (Connetics):
 Exchange of convertible preferred
 shares on April 27, 1999:
   Return of Series A...................           --             --              --                --                --
   Issuance of Series A-1 at $1.25 per
 share..................................           --             --              --                --                --
 Contributed capital from Parent
 (Connetics) (cash).....................           --             --              --                --                --
 Return of capital to Parent (Connetics)
 (cash).................................           --             --              --                --                --
 Return of capital to Parent (Connetics)
 (cash and/or stock)....................           --             --              --                --
Issuance of Series A-1 convertible
 preferred stock for license rights at
 $1.25 per share........................           --             --              --                --                --
Issuance of Series A-2 redeemable
 convertible preferred stock for cash,
 net of issuance costs of $95...........           --             --              --                --                --
Issuance of common stock for cash at
 $0.672 per share.......................           --             --              --                --                --
Issuance of Series A-2 redeemable
 convertible preferred stock for cash at
 $1.25 per share........................           --             --              --                --                --
Issuance of Series A-2 redeemable
 convertible preferred stock for cash at
 $1.25 per share........................           --             --              --                --                --
Repurchase of common stock at $0.01 per
 share..................................           --             --              --                --                --
Exercise of stock options...............           --             --              --                --                --
Deferred stock compensation.............           --             --          (5,631)               --                --
Amortization of deferred stock
 compensation...........................           --             --             345                --                --
Preferred stock accretion...............           --             --              --                --                --
                                              -------         ------          ------            ------           -------

                                          STOCKHOLDERS' EQUITY (DEFICIT) 2
                                          ----------------

                                               TOTAL
                                           STOCKHOLDERS'
                                          EQUITY/(DEFICIT)
                                          ----------------
From the period from February 25, 1998
 (inception) to December 31, 1998
Net loss and comprehensive net loss.....        (6,072)
Issuance of common stock to founders for
 $0.001 per share.......................             2
Repurchase of common stock at $0.001 per
 share..................................            (2)
Capital transactions with Parent
 (Connetics):
 Issuance of Series A convertible
 preferred stock for contributed capital
 at $0.915 per share in August and
 October 1998
   Intellectual capital contributed by
    Parent (Connetics)..................         4,000
   Cash.................................         6,253
                                              --------
BALANCE AT DECEMBER 31, 1998............         4,181
Net loss and comprehensive net loss.....        (6,349)
Issuance of restricted common stock to
 founders for cash at $0.01 per share...             8
Capital transactions with Parent
 (Connetics):
 Exchange of convertible preferred
 shares on April 27, 1999:
   Return of Series A...................            --
   Issuance of Series A-1 at $1.25 per
 share..................................            --
 Contributed capital from Parent
 (Connetics) (cash).....................           396
 Return of capital to Parent (Connetics)
 (cash).................................        (4,722)
 Return of capital to Parent (Connetics)
 (cash and/or stock)....................        (2,514)
Issuance of Series A-1 convertible
 preferred stock for license rights at
 $1.25 per share........................         1,094
Issuance of Series A-2 redeemable
 convertible preferred stock for cash,
 net of issuance costs of $95...........            --
Issuance of common stock for cash at
 $0.672 per share.......................           655
Issuance of Series A-2 redeemable
 convertible preferred stock for cash at
 $1.25 per share........................            --
Issuance of Series A-2 redeemable
 convertible preferred stock for cash at
 $1.25 per share........................            --
Repurchase of common stock at $0.01 per
 share..................................            (1)
Exercise of stock options...............            23
Deferred stock compensation.............            --
Amortization of deferred stock
 compensation...........................           345
Preferred stock accretion...............          (657)
                                              --------

                        INTERMUNE PHARMACEUTICALS, INC.
         STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                 (In thousands except share and per share data)
                                  (CONTINUED)

                                                                                  STOCKHOLDERS' EQUITY (DEFICIT)
                                             REDEEMABLE          ----------------------------------------------------------------
                                            CONVERTIBLE                CONVERTIBLE
                                          PREFERRED STOCK            PREFERRED STOCK           COMMON STOCK
                                      ------------------------   ------------------------   -------------------     ADDITIONAL
                                        SHARES       AMOUNT        SHARES       AMOUNT       SHARES     AMOUNT    PAID-IN CAPITAL
                                      ----------   -----------   ----------   -----------   --------   --------   ---------------
BALANCE AT DECEMBER 31, 1999........     6,000         7,417        1,835        4,507        1,891      5,659             --
Return of capital to Connetics......        --            --           --           --           --         --         (1,000)
Reincorporation in Delaware.........        --            --           --           --           --     (5,657)         5,657
Unrealized gain on
 available-for-sale securities of
 $107, net of reclassification
 adjustments for gain/(loss)
 included in net loss of $0.........        --            --           --           --           --         --             --
Net loss............................        --            --           --           --           --         --             --
Comprehensive net loss..............        --            --           --           --           --         --             --
Issuance of Series B redeemable
 convertible preferred stock for
 cash, net of issuance costs of
 $1,424 at $5.59 per share..........     4,757        25,166           --           --           --         --             --
Issuance of Series B redeemable
 convertible preferred stock to
 agent upon completion of private
 placement financing................       120           671           --           --           --         --             --
Issuance of Series B redeemable
 convertible preferred stock as
 milestone payment to Connetics.....        89           500           --           --           --         --             --
Exercise of stock options...........        --            --           --           --        1,075          1            462
Interest on note receivable from
 stockholder........................        --            --           --           --           --         --             --
Preferred stock accretion...........        --           269           --           --           --         --           (269)
Repurchase of common stock..........        --            --           --           --         (124)        --            (15)
Conversion of preferred stock upon
 close of initial public offering...   (10,966)      (34,023)      (1,835)      (4,507)      12,801         13         38,517
Issuance of common stock in initial
 public offering at $20.00 per
 share, net of issuance costs of
 $10,015............................        --            --           --           --        6,250          6        114,979
Issuance of common stock in a
 private placement at $38.00 per
 share, net of issuance costs of
 $4,932.............................                                                          2,000          2         71,066
Stock compensation related to
 options granted to consultants for
 services...........................        --            --           --           --           --         --          1,555
Stock issued under Employee Stock
 Purchase Plan......................        --            --           --           --            5         --             85
Deferred stock compensation.........        --            --           --           --           --         --          8,583
Amortization of deferred stock
 compensation.......................        --            --           --           --           --         --             --
                                       -------       -------      -------       ------      -------     ------        -------
BALANCE AT DECEMBER 31, 2000........        --            --           --           --       23,898         24        239,620
                                       -------       -------      -------       ------      -------     ------        -------

                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                                      -------------------------------------------------------------------------------
                                         NOTES         DEFERRED       ACCUMULATED
                                      RECEIVABLE     COMPENSATION        OTHER                            TOTAL
                                         FROM         RELATED TO     COMPREHENSIVE    ACCUMULATED     STOCKHOLDERS'
                                      STOCKHOLDER   STOCK OPTIONS        INCOME         DEFICIT      EQUITY/(DEFICIT)
                                      -----------   --------------   --------------   ------------   ----------------
BALANCE AT DECEMBER 31, 1999........        --          (5,286)              --         (12,421)           (7,541)
Return of capital to Connetics......        --              --               --              --            (1,000)
Reincorporation in Delaware.........        --              --               --              --                --
Unrealized gain on
 available-for-sale securities of
 $107, net of reclassification
 adjustments for gain/(loss)
 included in net loss of $0.........        --              --              107              --               107
Net loss............................        --              --               --         (24,246)          (24,246)
Comprehensive net loss..............        --              --               --              --           (24,139)
Issuance of Series B redeemable
 convertible preferred stock for
 cash, net of issuance costs of
 $1,424 at $5.59 per share..........        --              --               --              --                --
Issuance of Series B redeemable
 convertible preferred stock to
 agent upon completion of private
 placement financing................        --              --               --              --                --
Issuance of Series B redeemable
 convertible preferred stock as
 milestone payment to Connetics.....        --              --               --              --
Exercise of stock options...........       (90)             --               --              --               373
Interest on note receivable from
 stockholder........................        (5)             --               --              --                (5)
Preferred stock accretion...........        --              --               --              --              (269)
Repurchase of common stock..........        --              --               --              --               (15)
Conversion of preferred stock upon
 close of initial public offering...        --              --               --              --            34,023
Issuance of common stock in initial
 public offering at $20.00 per
 share, net of issuance costs of
 $10,015............................        --              --               --              --           114,985
Issuance of common stock in a
 private placement at $38.00 per
 share, net of issuance costs of
 $4,932.............................        --              --               --              --            71,068
Stock compensation related to
 options granted to consultants for
 services...........................        --              --               --              --             1,555
Stock issued under Employee Stock
 Purchase Plan......................        --              --               --              --                85
Deferred stock compensation.........        --          (8,583)              --              --                --
Amortization of deferred stock
 compensation.......................        --           6,681               --              --             6,681
                                        ------          ------           ------         -------          --------
BALANCE AT DECEMBER 31, 2000........       (95)         (7,188)             107         (36,667)          195,801
                                        ------          ------           ------         -------          --------

                        INTERMUNE PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

OVERVIEW

    InterMune Pharmaceuticals, Inc. ("InterMune" or the "Company") develops and commercializes innovative products for the treatment of serious pulmonary and infectious diseases and cancer. The Company has the exclusive license rights in the United States to ACTIMMUNE (Interferon gamma-1b) Injection for a range of indications, including chronic granulomatous disease, osteopetrosis, idiopathic pulmonary fibrosis, cancer, mycobacterial infections, systemic fungal infections and cystic fibrosis. The Company has active development programs underway for these indications, several of which are in mid- or advanced-stage human testing, known as clinical trials. The FDA has approved ACTIMMUNE for the treatment of chronic granulomatous disease, and the Company markets and sells ACTIMMUNE in the United States for this disease. In February 2000, the FDA approved the Company's biologics license application for ACTIMMUNE for the treatment of severe, malignant osteopetrosis, and the Company markets and sells ACTIMMUNE in the United States for this disease.

    The Company was incorporated on February 25, 1998 in the State of California and commenced operations as a wholly owned subsidiary of Connetics Corporation ("Connetics") in May of 1998. Beginning in May 1998, Connetics contributed certain development rights and intellectual property valued at $4 million, cash of $6 million and unreimbursed operating costs of $0.3 million to InterMune, then its wholly-owned subsidiary. The value of the development rights and intellectual property contributed was determined by the amount Connetics had paid Genentech for those same rights in May 1998. The entire value of these rights had been allocated to in-process research and development by Connetics and has also been reflected in InterMune's statement of operations for the period from February 25, 1998 (inception) through December 31, 1998, as acquired pre-FDA approval rights with a corresponding increase to capital contributed by parent. The determination of the portion of the value of the rights allocable to in-process research and development was made based upon the discounted cash flows of the rights acquired projected over a ten year period, and included the costs of research and development efforts necessary to prove efficacy of the molecule to which the rights pertain. The Company reincorporated in Delaware on March 21, 2000.

    On April 27, 1999, the Company obtained venture capital funding and was reorganized pursuant to the Series A-1 and A-2 Preferred Stock Purchase Agreement (see Note 3). At the time of the reorganization, approximately
$4.7 million of the $10.3 million of capital originally contributed by Connetics to InterMune, its wholly owned subsidiary, was returned to Connetics in the form of cash. The Company also recorded a liability for $3.0 million to be paid to Connetics over the next several years in cash and stock (see Note 3), the present value of which was recorded as a return of capital to Connetics. The Company cancelled all of the 11.2 million shares of Series A preferred stock it had originally issued to Connetics. Connetics also received 960,000 shares of InterMune's Series A-1 preferred stock and net sales of ACTIMMUNE (as well as incurring associated costs and expenses) up to a baseline amount through December 2001, both in exchange for the remaining $3.4 million of Connetics' contributed capital. See Note 3 for a more complete description of the April 27, 1999 agreements. At that time, Connetics retained approximately 9.0% ownership in the Company.

    On June 27, 2000, the Company entered into the Revenue Adjustment Agreement with Connetics Corporation by which the Company acquired from Connetics the rights to those ACTIMMUNE revenues under the baseline that the Company did not already own (established by the Transition Agreement, dated April 27, 1999). Beginning with the three-month period ended June 30, 2000, the Company recorded all ACTIMMUNE revenues and related expenses that had been previously

                        INTERMUNE PHARMACEUTICALS, INC.

1. ORGANIZATION (CONTINUED)
transacted for Connetics. These sales, costs of sales and amounts receivable were recorded by the Company on a net basis, in the accompanying financial statements for the period from February 25, 1998 (inception) to December 31, 1998, the year ended December 31, 1999 and the three-month period ended March 31, 2000. Such sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by the Company. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

BASICS OF ACCOUNTING

    The accompanying financial statements include the operations of InterMune for the period from February 25, 1998 to April 27, 1999, as a wholly owned subsidiary of Connetics. The Company's financial statements include all costs of doing business during the period it was a wholly owned subsidiary. Separate accounting records for the Company were maintained during this period, but were included in the consolidated financial statements of Connetics. Connetics provided InterMune with certain information services, accounting activities, employee benefit administration and research and development services as described in Note 3. InterMune is charged the actual time incurred plus an allocation of overhead costs based upon time incurred. The Company believes the allocation methodology is reasonable.

    Prior to the date of InterMune's incorporation, February 25, 1998, Connetics had licensed certain rights to ACTIMMUNE for dermatological indications from Genentech and has retained an option to such dermatological rights. In
April 1998, after the incorporation of InterMune, Connetics licensed the rights to ACTIMMUNE from Genentech for different indications, including the treatment of serious infectious and pulmonary diseases, infectious diseases and cancer, for $4.0 million of Connetics stock. Those rights were subsequently sublicensed to InterMune in exchange for InterMune convertible preferred stock. On
April 27, 1999, InterMune issued to Genentech 875,000 shares of InterMune
Series A preferred stock valued at $1.1 million in exchange for additional ACTIMMUNE development rights in Japan and a reduction of future royalties on potential ACTIMMUNE net product revenues through its sublicense agreement with Connetics.

    During the year ended December 31, 2000, the Company emerged from its development stage and commenced generating revenue. As such, its financial statements are no longer prepared on a development stage basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. Investments with maturities beyond three months at the date of

                        INTERMUNE PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The estimated fair value amounts have been determined by the Company using available market information. The cost of securities sold is based on the specific identification method.

CONCENTRATION OF RISK

    Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

    In 2000, three wholesale customers accounted for 33%, 25%, and 21% of total net product sales. In 1999, the same three wholesale customers accounted for 29%, 23% and 9% of total net product sales.

    InterMune may need to rely solely on Genentech, through March 2002, for the commercial supply of ACTIMMUNE for sales. Any extended interruption in the supply of ACTIMMUNE could result in the failure to meet customer demand.

INVENTORIES

    Inventories consist principally of finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out
(FIFO) method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. To date, no such indicators of impairment have been identified.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term royalty payable, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

                        INTERMUNE PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Revenues from product sales are recognized upon shipment when title passes to the customer, net of allowances for estimated returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company monitors product ordering cycles and actual returns, product date codes and wholesale inventory levels to estimate potential product return rates. The Company believes that its product return reserves are adequate. The Company has not experienced any significant returns of expired product.

    Sales and related costs of sales and accounts receivable for sales below the baseline amount were transacted for Connetics under the Transition Agreement (see Note 3). For sales below the baseline amount, any amounts in excess of net revenues less costs to produce and market are paid to Connetics under the Transition Agreement. These sales, costs of sales and amounts receivable are recorded by us on a net basis, which is equivalent to zero in the accompanying financial statements. Thus, the Company does not record receivables or product returns for sales transacted for Connetics in their financial statements. Such sales, costs of sales and accounts receivable are not subject to the risks and rewards of ownership by the Company.

    On June 27, 2000, the Company entered into the Revenue Adjustment Agreement with Connetics Corporation to purchase all rights to ACTIMMUNE revenues under the baseline that had previously been recorded by Connetics established by the Transition Agreement, dated April 27, 1999 (see Note 3). Beginning with the three-month period ended June 30, 2000, all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics would now be recorded by the Company. These sales, costs of sales and amounts receivable are on a net basis, in the accompanying financial statements for the period from February 25, 1998 (inception) to December 31, 1998, the year ended December 31, 1999 and the three-month period ended March 31, 2000. Such sales, costs of sales and accounts receivable were not previously subject to the risks and rewards of ownership by the Company. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed in the period incurred.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs were $581,000 for the year ended December 31, 2000, and were not material for the year ended December 31, 1999 and for the period from February 25, 1998 (inception) to December 31, 1998.

INCOME TAXES

    In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

                        INTERMUNE PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PATENT COSTS

    Costs related to patent prosecution are expensed as incurred, as recoverability of such expenditures is uncertain.

STOCK-BASED COMPENSATION

    As permitted by SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company's employee and director stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    When the exercise price of the employee or director stock options is less than the deemed fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference. Deferred compensation is being amortized using the graded vesting method over the vesting period of the original award, generally five years. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, and are recognized over the related service period and is periodically remeasured as the underlying options vest.

COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains or losses on the Company's available-for-sale securities to be included in total comprehensive income
(loss). Total comprehensive loss for each of the periods presented has been disclosed in the statement of stockholders' equity.

SEGMENT REPORTING

    Company management has determined that the Company operates in one business segment. The Company currently markets ACTIMMUNE in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis.

NET LOSS PER SHARE

    In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect. The shares to be issued upon the exercise of stock options were 1,222,653 and 990,000 for 2000 and 1999, respectively. As of December 31, 2000 and 1999, the Company had 0 and 1,835,000 shares of convertible preferred stock outstanding, respectively.

                        INTERMUNE PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the Company's initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). For the year ended December 31, 1999, the pro forma shares also reflect the common equivalent shares of preferred and common stock issued on April 27, 1999, in connection with the reorganization as though they had been outstanding for the entire year.

    The Company's capital structure during 1998 was that of a wholly owned subsidiary. Earnings per share data for 1998 has not been presented as the capital structure changes that took place in 1999 made such presentation less meaningful.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows: (In thousands, except per share data)

                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Actual:
Net loss....................................................  $(24,246)  $(6,349)
  Preferred stock accretion.................................      (269)     (657)
  Deemed dividend to preferred shareholders.................   (27,762)       --
                                                              --------   -------
  Net loss allocable to common stockholders.................  $(52,277)  $(7,006)
                                                              ========   =======

Historical basic and diluted:
  Weighted-average shares of Common stock outstanding.......    18,236     1,202
  Less: weighted-average shares subject to repurchase.......    (1,122)     (434)
                                                              --------   -------
  Weighted-average shares used in computing basic and
    diluted net loss per common share.......................    17,114       768
                                                              ========   =======
  Basic and diluted net loss per Common share...............  $  (3.05)  $ (9.12)
                                                              ========   =======

Pro forma basic and diluted:
  Net loss allocable to common stockholders.................  $(52,277)  $(7,006)
  Add: Preferred stock accretion............................       269       657
                                                              --------   -------
  Net loss before preferred stock accretion.................  $(52,008)  $(6,349)
                                                              ========   =======
  Shares used above.........................................    17,114       768
  Pro forma adjustment to reflect weighted average effect of
    assumed conversion of preferred stock to common stock...     2,831     4,790
  Pro forma adjustment to reflect the common equivalent
    shares of preferred and common stock issued in
    connection with the reorganization......................        --     2,212
                                                              --------   -------
  Weighted average shares used in computing pro forma basic
    and diluted net loss per common share...................    19,945     7,770
                                                              ========   =======
  Pro forma basic and diluted net loss per common share.....  $  (2.61)  $ (0.82)
                                                              ========   =======

                        INTERMUNE PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. FAS 133 is effective for the Company in the first quarter of 2001 and is not expected to have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (FIN 44) which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. FIN 44 became effective on July 1, 2000 and its adoption did not have a material impact on our financial position and results of operations.

    In June 2000, the Securities and Exchange Commission required the implementation of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," by the end of calendar year 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in the fourth quarter of 2000 and the adoption did not have a material impact on our financial position or results of operations.

3. COLLABORATION, LICENSE, SERVICE AGREEMENTS AND OTHER TRANSACTIONS WITH RELATED PARTIES

SUBLICENSE AND COLLABORATION AGREEMENTS

    On August 21, 1998, the Company and Connetics entered into an exclusive sublicense agreement (the sublicense agreement), pursuant to which:

    (a) Connetics granted an exclusive sublicense to InterMune under the Genentech License for ACTIMMUNE for specific indications;

    (b) InterMune granted to Connetics the exclusive option to practice such sublicensed rights in the dermatology field and;

    (c) InterMune agreed to pay all amounts owed by Connetics to Genentech related to ACTIMMUNE net sales except with respect to sales made by Connetics in the event Connetics exercises its option. Under the sublicense agreement, InterMune agreed to be responsible for all costs of development and commercialization of ACTIMMUNE in the specified indications, to pay specified payments to Genentech upon completion of certain development and commercialization milestones, and to pay future royalties on net annual ACTIMMUNE sales annually.

    On April 27, 1999, Connetics amended the terms of its license agreement with Genentech and obtained additional rights to ACTIMMUNE, which it simultaneously sublicensed to InterMune.

    On April 27, 1999, InterMune and Connetics also signed a Collaboration Agreement, which was terminated in June 2000 through the Revenue Adjustment Agreement. As a result of the sublicense, transition, service, and collaboration agreements between InterMune and Connetics, Connetics received 960,000 shares of InterMune's Series A-1 preferred stock, rights to net sales of ACTIMMUNE up to a baseline amount through December 2001, less associated cost of goods sold and marketing expenses, a nominal royalty on ACTIMMUNE net sales, and the following payments of cash and stock, all of which

                        INTERMUNE PHARMACEUTICALS, INC.

3. COLLABORATION, LICENSE, SERVICE AGREEMENTS AND OTHER TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
represent the return of a portion of Connetics' invested capital: $4.7 million of cash on April 27, 1999; an additional $500,000 cash payment on April 27, 1999; $500,000 cash due on March 31, 2001; $1.5 million payable in installments of cash or stock beginning on March 31, 2002 and due in full by March 31, 2004; and an additional $1.5 million payable in stock and cash. The $500,000 due on March 31, 2001 and the $1.5 million payable in installments of cash and stock due through March 31, 2004 were recorded at their net present value of $1.6 million as long-term obligations payable to Connetics as of December 31, 1999. The Company originally planned return of these capital payments to Connetics on April 27, 1999, but the Company and Connetics agreed to defer such payments to provide the Company with additional working capital. The Company and Connetics agreed to increase the amounts to be repaid from approximately
$1.6 million to $2.0 million reflective of the imputed interest resulting from the deferral at a rate of interest equal to prime plus 2%. Of the additional $1.5 million, $500,000 was accrued in "payable to Connetics" as of December 31, 1999, in the accompanying financial statements as a reduction of capital contributed by parent. This amount was paid to Connetics in Series B preferred stock on January 7, 2000. The remaining additional $1 million obligation payable in cash or InterMune stock was contingent upon a subsequent closing of a round of financing, an initial public offering or the acquisition of the Company. This amount was paid in cash on March 30, 2000 following the close of the Company's initial public offering and was recorded as a return of capital.

    In connection with the Revenue Adjustment Agreement, the remaining payments due to Connetics of $500,000 and $1.5 million due on March 2001, and March 2004, were renegotiated and $843,000 was paid on June 30, 2000, and $943,000 is scheduled to be paid on or before March 31, 2001. The net present value of the $943,000 obligation is $912,000 and is included in the financial statements as of December 31, 2000. See Revenue Adjustment Agreement below.

SERVICE AGREEMENT

    On October 12, 1998, the Company entered into a five-year agreement, as amended, whereby Connetics provided to the Company certain information services, accounting activities, facilities, employee benefit administration and research and development services. This agreement has been terminated. The Company paid to Connetics a total of $45,000, $1,190,000 and $362,000 for the years ended December 31, 2000 and 1999 and for the period from February 25, 1998 (inception) to December 31, 1998, respectively, under this agreement.

                        INTERMUNE PHARMACEUTICALS, INC.

3. COLLABORATION, LICENSE, SERVICE AGREEMENTS AND OTHER TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

TRANSITION AGREEMENT

    On April 27, 1999, the Company and Connetics entered into a three-year Transition Agreement, which was terminated in June 2000 by the Revenue Adjustment Agreement. The Revenue Adjustment agreement effectively transferred certain ACTIMMUNE distribution, sales and marketing responsibilities from Connetics to InterMune. Under the original terms of the Transition Agreement, InterMune was obligated to:

    - Provide to Connetics certain product management services including order entry, packaging, shipping, invoicing and credit and collection activities related to the sales of ACTIMMUNE units. Reimbursements for product management costs are netted against the costs incurred. Total product management costs and reimbursements from Connetics totaled $13,000, $348,000 and $73,000 for the years ended December 31, 2000 and 1999, and for the period from February 25, 1998 (inception) to December 31, 1998, respectively.

    - Pay Connetics each month the net sales of ACTIMMUNE up to a predetermined baseline for the period from January 15, 1999 through December 31, 2001, less associated cost of goods sold and marketing expenses. The predetermined baseline is preset for each calendar year under the agreement. The Company paid to Connetics $484,000 for the three-month period ended March 31, 2000 and $1,357,000 under this arrangement for the year ended December 31, 1999.

    - Transition manufacturing of ACTIMMUNE from Genentech to a third-party alternative manufacturer. In order to expedite and effect this transfer of manufacturing, Connetics will pay a percentage of all actual costs, up to a pre-determined cap, to complete the transfer of manufacturing of ACTIMMUNE to a third-party alternative manufacturer. A total of $2.7 million and $100,000 has been incurred by InterMune for the year ended December 31, 2000 and for the period from February 28, 1998 (inception) through December 31, 1999, respectively, under this obligation.

REVENUE ADJUSTMENT AGREEMENT

    On June 27, 2000, the Company entered into the Revenue Adjustment Agreement with Connetics Corporation by which the Company acquired from Connetics the rights to those ACTIMMUNE revenues under the baseline that the Company did not already own (as established by the Transition Agreement). Beginning with the three-month period ended June 30, 2000, the Company owned and recorded all ACTIMMUNE revenues and related expenses that had been previously transacted for Connetics. These sales, costs of sales and accounts receivable were recorded by the Company on a net basis, in the financial statements for the period from February 25, 1998 (inception) to December 31, 1998, for the year ended
December 31, 1999 and for the three-months ended March 31, 2000. Such sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by the Company. The Revenue Adjustment Agreement terminated the Transition Agreement, Collaboration Agreement and Section 5.2 of the Assignment Agreement with Connetics.

    On June 27, 2000 through the Revenue Adjustment Agreement, the Company paid to Connetics $5.2 million in cash in conjunction with the purchase of all the rights to ACTIMMUNE from Connetics that the Company did not already own. The amount paid to Connetics included $807,000 as the prepayment of long-term obligations owed to them and $4.4 million for product revenue rights that

                        INTERMUNE PHARMACEUTICALS, INC.

3. COLLABORATION, LICENSE, SERVICE AGREEMENTS AND OTHER TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
were recorded as a prepaid asset "Product revenue rights from Connetics." At December 31, 2000, a total of $2.6 million of the prepaid revenue rights remained unamortized and will be amortized based upon product units shipped over the next 12 months of operations.

ACQUIRED PRE-FDA APPROVAL RIGHTS

    InterMune licenses its development and marketing rights for ACTIMMUNE from Genentech, Inc. Connetics had obtained these rights for ACTIMMUNE through the Genentech License in May 1998, as amended in April 1999, and had sublicensed these rights to InterMune through the License Agreement. On June 23, 2000, through the Assignment and Option Agreement, Connetics assigned these rights to InterMune. InterMune's associated rights to ACTIMMUNE include uses in chronic granulomatous disease, osteopetrosis, pulmonary fibrosis, infectious diseases, and cystic fibrosis. Connetics had sublicensed the rights to all of these disease indications, except for net sales of ACTIMMUNE, up to a baseline amount through December 2001, to InterMune. ACTIMMUNE has been approved by the FDA for use in the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. For other indications ACTIMMUNE is in development. The Company will incur significant costs to develop and prove efficacy in each of the other indications.

    Connetics paid Genentech $4.0 million for these rights in May 1998. The Company valued its sublicensed rights from Connetics at $4.0 million based on this amount paid by the Company's then parent company, Connetics. A discounted cash flow analysis of the projected revenues and costs based on the potential market, the estimated costs to obtain the required approvals and costs to manufacture and market ACTIMMUNE for each indication shows a negative cash flow for the chronic granulomatous disease indication and positive cash flows for several of the other indications with larger patient populations. Negative cash flows from chronic granulomatous disease result from a small U.S. market of only 400 to 1000 patients, high costs of manufacturing due to small quantities, a royalty payable to Genentech and significant costs to market the product. Because realization of the non-chronic granulomatous disease indications' revenue streams is uncertain, due to the early stages of development and the high costs to develop, the Company has expensed the $4.0 million acquisition cost.

    On April 27, 1999, InterMune acquired additional ACTIMMUNE development rights in Japan as well as reduction of future royalties of potential ACTIMMUNE annual net sales above a certain threshold. For these rights, InterMune issued Genentech 875,000 shares of Series A-1 convertible preferred stock. The acquired rights were valued at $1.1 million, the purchase price of the stock issued, as paid by new investors in the then most recent round of financing. The acquired development rights were estimated to have no immediate realizable value, as no approvals for ACTIMMUNE have been obtained in Japan and significant costs will be incurred to obtain such approvals. The reduction of the royalty rate was similarly deemed to have no current realizable value because sales of ACTIMMUNE for chronic granulomatous disease (the only FDA approved use of ACTIMMUNE at the time) were not likely to exceed the annual sales threshold due to the small U.S. market size of 400 to 1,000 patients. Accordingly, a $1.1 million charge to acquired pre-FDA approval rights was recorded.

                        INTERMUNE PHARMACEUTICALS, INC.

3. COLLABORATION, LICENSE, SERVICE AGREEMENTS AND OTHER TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
NOTE RECEIVABLE

    In connection with Dr. Harkonen's transition from Connetics to InterMune, the Company assumed his outstanding loan of $100,000 by Connetics to Dr. Harkonen pursuant to a secured loan agreement and promissory note dated July 1, 1999 and payable in full on October 30, 2000. The interest rate on the promissory note is 7.5% per annum. The total obligation was paid in full on October 30, 2000.

NOTE RECEIVABLE FROM STOCKHOLDER

    In January 2000, the Company issued common stock to an employee in exchange for a full recourse promissory note in the amount of $90,000 upon exercise of stock options. The promissory note bears interest of 8.5% per annum with principal and accrued interest payable in full on January 27, 2005.

4. SPONSORED RESEARCH, LICENSE AND SUPPLY AGREEMENTS

LICENSE AGREEMENT WITH MEDICAL COLLEGE OF WISCONSIN ("MCW") RESEARCH FOUNDATION

    Under an agreement with MCW Research Foundation, Inc. dated March 25, 1999, the Company acquired an exclusive worldwide license to develop, manufacture and sell the Pseudomonas V Antigen in the field of human disease therapy. The Company paid a license fee of $50,000, agreed to make future milestone payments upon the completion of specified developmental milestones and to pay a royalty on net sales of licensed product. The Company can terminate the agreement at any time upon giving at least 90 days written notice.

SPONSORED RESEARCH AND LICENSE AGREEMENT

    Under a three year agreement with Panorama Research, Inc. dated January 1, 2000, the Company acquired an exclusive worldwide license to develop and commercialize peptides that block staphylococcus aureus infections. The Company agreed to fund research as incurred, make future milestone payments upon completion of specified developmental milestones and to pay a royalty on net sales of licensed product. The Company can terminate the agreement at any time upon giving at least 30 days written notice. The Company paid a total of $150,000 during the year ended December 31, 2000.

RESEARCH PROGRAM

    On November 28, 2000, the Company signed an agreement with Protein Design Labs, Inc. ("PDL") under which PDL will humanize an InterMune monoclonal antibody targeted to the bacteria Pseudomonas aeruginosa. InterMune paid an upfront fee and will be required to pay milestone payments upon the achievement of specified objectives, annual maintenance payments and royalties on any product sales. The Company paid PDL a total of $1.0 million during the year ended December 31, 2000, under the terms of this agreement which was accounted for as research and development expense.

                        INTERMUNE PHARMACEUTICALS, INC.

4. SPONSORED RESEARCH, LICENSE AND SUPPLY AGREEMENTS (CONTINUED)
SUPPLY AGREEMENT

    The supply agreement with Boehringer Ingelheim also generally provides for the mutual exclusive supply by Boehringer Ingelheim and purchase by us of interferon gamma-1b. If we do not purchase a minimum amount of interferon gamma-1b, we pay a penalty. If Boehringer Ingelheim is not able to supply all of our requirements for interferon gamma-1b, we may choose an additional manufacturer. Under this agreement, we are required to maintain a standby letter of credit in the amount of approximately $530,000. The amount of the standby letter of credit approximates 20% of the total payment obligation under this agreement with respect to Boehringer Ingelheim's establishment of comparability between its product and Genentech's. The term of the agreement expires on December 31, 2006 and automatically renews for successive terms, except if either Boehringer Ingelheim or we choose not to continue at a defined time prior to the expiration of the then current term.

5. INVESTMENTS

    The following is a summary of the Company's investments as of December 31, 2000 and 1999, respectively (In thousands):

December 31, 2000:

                                                AMORTIZED   UNREALIZED     FAIR
                                                  COST         GAIN       VALUE
                                                ---------   ----------   --------
Obligations of U.S. government agencies.......  $ 26,802       $ --      $ 26,802
Corporate debt securities.....................   163,691        107       163,798
                                                --------       ----      --------
                                                $190,493       $107      $190,600
                                                ========       ====      ========

Reported as:

                                                AMORTIZED   UNREALIZED     FAIR
                                                  COST         GAIN       VALUE
                                                ---------   ----------   --------
Cash equivalents..............................  $ 44,271       $ --      $ 44,271
Available-for sale securities.................   146,222        107       146,329
                                                --------       ----      --------
                                                $190,493       $107      $190,600
                                                ========       ====      ========

December 31, 1999:

                                                AMORTIZED   UNREALIZED      FAIR
                                                  COST      GAIN (LOSS)    VALUE
                                                ---------   -----------   --------
Obligations of U.S. government agencies.......  $     --       $ --       $     --
Corporate debt securities.....................     3,682         --          3,682
                                                --------       ----       --------
                                                $  3,682       $ --       $  3,682
                                                ========       ====       ========

                        INTERMUNE PHARMACEUTICALS, INC.

5. INVESTMENTS (CONTINUED)
Reported as:

                                                AMORTIZED   UNREALIZED      FAIR
                                                  COST      GAIN (LOSS)    VALUE
                                                ---------   -----------   --------
Cash equivalents..............................  $  3,240       $ --       $  3,240
Available-for-sale securities.................       442         --            442
                                                --------       ----       --------
                                                $  3,682       $ --       $  3,682
                                                ========       ====       ========

    The gross realized gains and losses for the years 2000 and 1999 were not material. Realized gains and losses were calculated based on the specific identification method. At December 31, 2000, the average maturity of our available-for-sale securities was 91 days.

6. PROPERTY AND EQUIPMENT

    Property and equipment and related accumulated depreciation and amortization is as follows (In thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Computer equipment..................................     $  407           $ 6
Office furniture and fixtures.......................        470            24
Leasehold improvements..............................        130            --
                                                         ------           ---
                                                          1,007            30
Less accumulated depreciation and amortization......       (162)           (2)
                                                         ------           ---
                                                         $  845           $28
                                                         ======           ===

                        INTERMUNE PHARMACEUTICALS, INC.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Redeemable convertible preferred stock and convertible preferred stock are issuable in series, with rights and preferences designated by series. The shares that were designated and outstanding as of December 31, 1999 are listed below (In thousands).

                                                                                DOLLAR AMOUNTS
                                                                      -----------------------------------
                                               NUMBER OF SHARES                                CUMULATIVE
                                           ------------------------    AGGREGATE               UNDECLARED
                                                        ISSUED AND    LIQUIDATION   CARRYING   PREFERRED
                                           DESIGNATED   OUTSTANDING   PREFERENCE     AMOUNT    DIVIDENDS
                                           ----------   -----------   -----------   --------   ----------
Redeemable convertible preferred stock:
Series A-2...............................     6,000        6,000         $7,500     $ 6,760       $365
Series B.................................     5,200           --             --          --         --
                                             ------        -----         ------     -------       ----
                                             11,200        6,000          7,500       6,760        365
Accretion of preferred stock.............        --           --             --         657         --
                                             ------        -----         ------     -------       ----
                                             11,200        6,000          7,500       7,417        365
Convertible preferred stock:
Series A-1...............................     1,835        1,835          2,294       4,507        125
Series A-3...............................     6,000           --             --          --         --
Series A-4...............................     1,835           --             --          --         --
Series B-1...............................     5,200           --             --          --         --
                                             ------        -----         ------     -------       ----
                                             14,870        1,835          2,294       4,507        125
                                             ------        -----         ------     -------       ----
Total....................................    26,070        7,835         $9,794     $11,624       $490
                                             ======        =====         ======     =======       ====

    On January 7 and January 27, 2000, the Company issued 4,876,916 aggregate shares of Series B redeemable convertible preferred stock at $5.59 per share for aggregate proceeds of $27.3 million. The Company incurred approximately
$1.4 million of issuance costs.

    On January 7, 2000, pursuant to the terms of the collaboration agreement with Connetics, the Company also issued to Connetics 89,445 shares of Series B redeemable convertible preferred stock. This stock issuance has been reflected as a return of capital to Connetics in the accompanying December 31, 1999 financial statements as the Company had concluded that the event triggering the issuance (the closure of the Series B financing) was probable at December 31, 1999.

    The deemed fair value of the common stock at the date of issuance of the Series B redeemable convertible preferred stock was determined to be $12.60 per share. As a result, the Company recorded a deemed dividend of $27.8 million for the Series B issuances in January 2000. The deemed dividend was recorded by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 2000.

    Upon the completion of the Company's initial public offering on March 24, 2000, all redeemable convertible preferred shares were converted on a one for one basis into shares of common stock of the Company.

                        INTERMUNE PHARMACEUTICALS, INC.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) COMMON STOCK SUBJECT TO REPURCHASE

    In connection with the issuance of common stock to founders and the exercise of options pursuant to the Company's 1999 and 2000 Stock Option/Stock Issuance Plan, employees and non-employee directors entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any unvested shares at the original exercise price of the shares. With continuous employment or services provided to the company, generally the repurchase rights lapse at a rate of 20% at the end of the first year and at a rate of 1/48th of the remaining purchased shares for each continuous month of service thereafter. Total shares subject to repurchase by the Company were 935,000 and 663,000 as of December 31, 2000 and 1999, respectively.

STOCK COMPENSATION PLANS

    In 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan ("1999 Plan"). The 1999 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to Company repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase which lapses over periods specified by the board of directors, generally five years from the date of grant. In March 2000, the Company terminated all remaining unissued shares under the 1999 Plan.

    In January 2000, the Board of Directors adopted the 2000 Equity Incentive Plan and the 2000 Non-Employee Directors' Stock Option Plans. A total of 2,000,000 shares of common stock were reserved for issuance under the 2000 Equity Incentive Plan and 180,000 shares under the 2000 Non-Employee Directors' Stock Option Plan.

    The 2000 Equity Incentive Plan and 2000 Non-Employee Directors' Stock Option Plans provide for the granting of options to purchase common stock and the issuance of shares of common stock, subject to the Company's repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant.

                        INTERMUNE PHARMACEUTICALS, INC.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) The stock option activity is summarized as follows:

                                                                       OUTSTANDING OPTIONS
                                                            ------------------------------------------
                                                               SHARES                      WEIGHTED
                                                            AVAILABLE FOR   NUMBER OF    AVERAGE PRICE
                                                                GRANT         SHARES       PER SHARE
                                                            -------------   ----------   -------------
Balance at February 25, 1998..............................           --             --          --
  Authorized..............................................           --             --          --
  Granted.................................................           --             --          --
  Cancelled...............................................           --             --          --
  Exercised...............................................           --             --          --
                                                             ----------     ----------
Balance at December 31, 1998..............................           --             --          --
  Authorized..............................................    2,000,000             --          --
  Granted.................................................   (1,170,000)     1,170,000      $0.125
  Cancelled...............................................           --             --          --
  Exercised...............................................           --       (180,000)     $0.125
                                                             ----------     ----------
Balance at December 31, 1999..............................      830,000        990,000      $0.125
  Authorized..............................................    2,180,000             --          --
  Shares terminated under 1999 plan.......................     (121,584)            --          --
  Granted.................................................   (1,370,500)     1,370,500      $14.34
  Cancelled...............................................       63,334        (63,334)     $10.09
  Exercised...............................................           --     (1,074,513)     $ 0.43
  Repurchased.............................................      123,750             --      $0.125
                                                             ----------     ----------
Balance at December 31, 2000..............................    1,705,000      1,222,653      $15.27
                                                             ==========     ==========

    The following table summarizes information about options outstanding at December 31, 2000:

                       OPTIONS OUTSTANDING
-----------------------------------------------------------------   OPTIONS EXERCISABLE
                                      WEIGHTED                      --------------------
                                       AVERAGE                                  WEIGHTED
                                      REMAINING       WEIGHTED                  AVERAGE
       RANGE OF          NUMBER OF   CONTRACTUAL      AVERAGE        NUMBER     EXERCISE
   EXERCISE PRICES        SHARES        LIFE       EXERCISE PRICE   OF SHARES    PRICE
----------------------   ---------   -----------   --------------   ---------   --------
$       0.125               70,528      8.9            $0.125         70,528     $0.125
$        1.12              117,625      9.0            $ 1.12        117,625     $ 1.12
$        4.50              559,500      9.1            $ 4.50        559,500     $ 4.50
$   19.875-$28.00          269,000      9.4            $26.04             --         --
$   39.875-$53.00          206,000      9.8            $43.75             --         --
                         ---------                                   -------
                         1,222,653                     $15.27        747,653     $ 3.56
                         =========                                   =======

EMPLOYEE STOCK PURCHASE PLAN

    To provide employees with an opportunity to purchase common stock of InterMune through payroll deductions, InterMune established the 2000 Employee Stock Purchase Plan. Under this plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. As of December 31, 2000, the Company had issued a total of 4,997 shares under this plan, and 195,003 shares remain available for future issuance.

                        INTERMUNE PHARMACEUTICALS, INC.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) The fair value of the employees' purchase rights was estimated using the
Black-Scholes option pricing model with the following weighted average assumptions for the year 2000; risk free interest rate of 6.0%, dividend yield of zero, an expected volatility factor of the market price of InterMune common stock of 90%; and an expected life of six months. The weighted-average fair value for shares issued under the employee stock plan for 2000 was $20.74.

PRO FORMA INFORMATION

    In accordance with the provisions of SFAS 123, we apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices not less than fair value on the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the Employee Stock Purchase Plan as prescribed by SFAS 123, our net loss and net loss per share numbers would have been decreased to the pro forma amounts indicated in the table below. Earnings per share for 1998 has not been presented as we were a wholly owned subsidiary of Connetics during 1998.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net loss applicable to common stockholders:
  As reported...............................................  $(52,277)    $(7,006)
  Pro forma.................................................  $(52,541)    $(7,006)

Net loss per share:
  As reported...............................................  $  (3.05)    $ (9.12)
  Pro forma.................................................  $  (3.07)    $ (9.12)

    We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Expected stock price volatility.............................      90%        70%
Risk-free interest rate.....................................     6.0%       6.0%
Expected life (in years)....................................     8.7        5.0
Expected dividend yield.....................................      --         --

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management does not believe that the existing models necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $19.27 in 2000 and $0.08 in 1999. No options were granted in 1998.

                        INTERMUNE PHARMACEUTICALS, INC.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

COMMON STOCK

    On March 29, 2000, the Company closed an initial public offering, in which the Company sold 6,250,000 shares of common stock at a price of $20.00 per share, raising $125.0 million in gross proceeds. The Company received offering proceeds of $115.0 million, net of $8.8 million in aggregate underwriters discounts and commissions and $1.2 million in related expenses. On the closing of the initial public offering, each outstanding share of preferred stock was converted into one share of common stock.

    On August 18, 2000, the Company closed a private financing, in which the Company sold 2,000,000 shares of common stock at a price of $38.00 per share, raising $76.0 million in gross proceeds. The Company received net proceeds of $71.1 million after deducting placement agent fees of $4.6 million and expenses of $0.3 million.

    InterMune's Certificate of Incorporation provides for the issuance of up to 45,000,000 shares of common stock. The holder of each share of common stock has a right to one vote.

    At December 31, 2000, common stock subject to future issuance is as follows:

Outstanding common stock options............................  1,222,653
Common stock available for grant under stock option plan....  1,705,000
Common stock available for grant under the 2000 Employee
  Stock Purchase Plan.......................................    195,003
                                                              ---------
                                                              3,122,656
                                                              =========

STOCK COMPENSATION

    In January 2000, the Company issued 133,000 options to purchase shares of common stock at a weighted average exercise price of $0.37 per share to consultants in exchange for research and development consulting services. Compensation expense is recorded as the options vest based upon the fair value of the options, determined using the Black-Scholes pricing model.

    In connection with the grant of certain stock options to employees for the years ended December 31, 2000 and 1999, the Company recorded deferred stock compensation of approximately $8.6 million and $5.6 million, respectively. These amounts represent the difference between the fair value of the common stock and the option exercise price at the date of grant. The Company recorded amortization of deferred stock compensation of approximately $6.7 million and $345,000 for the years ended December 31, 2000 and 1999, respectively. Deferred stock compensation expense is being amortized using the graded vesting method over the vesting period of the individual award, generally five years. This method is in accordance with Financial Accounting Standards Board Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has been separately allocated to these categories in the financial statements. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

8.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as follows (In thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards..................     $ 8,700        $ 3,000
  Research and development credits..................         440            100
  Other.............................................         790          1,800
Total deferred tax assets...........................       9,930          4,900
Valuation allowance.................................      (9,930)        (4,900)
                                                         -------        -------
Net deferred tax assets.............................     $    --        $    --
                                                         =======        =======

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.0 million and $2.5 million during 2000 and 1999, respectively.

    As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22.0 million which expire in the years 2018 through 2020 and federal research and development credits of approximately $200,000 which expire in the years 2018 through 2020.

    Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

9.  COMMITMENTS

LEASES

    In December 1999, the Company entered into a facility lease of office space that extends through December 2004. Total rent expense under this lease was approximately $247,000 in 2000 and $19,000 in 1999. In December 2000, the Company entered into 10-year lease of an additional 55,000 square feet located near the current facility.

    The following is a schedule by year of future minimum lease payments at December 31, 2000 (In thousands):

                                                            OPERATING
YEAR                                                         LEASES
----                                                        ---------
2001......................................................   $ 2,152
2002......................................................     3,187
2003......................................................     3,313
2004......................................................     3,429
2005......................................................     3,292
Thereafter................................................    19,898
                                                             -------
                                                             $35,275
                                                             =======

    On December 18, 1999, the Company entered into a facility-operating lease requiring a letter of credit secured by a restricted cash balance with the Company's bank. The amount of the letter of credit approximates 12 months of operating rent payable to the landlord of the facility.

10. SAVINGS PLAN

    On May 1, 1999, the Company adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who meet certain length-of-service requirements. Employees may contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law). The Company makes no matching contributions.

11. SUBSEQUENT EVENTS

    On January 10, 2001, the Company announced it had acquired worldwide rights to Amphotec-Registered Trademark- from ALZA Corporation. The transaction terms include an upfront license fee of $9.0 million, milestone payments based upon sales levels and the development of Amphotec-Registered Trademark- in combination with ACTIMMUNE-Registered Trademark-, and royalties payable upon net sales levels. Amphotec-Registered Trademark- is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection.

    On March 26, 2001, the Company announced the formation of an international strategic partnership with Boehringer Ingelheim International GmbH, to develop and commercialize interferon gamma-1b under Boehringer Ingelheim's trade name, Imukin-Registered Trademark-, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD) and osteopetrosis, as well as additional indications to be agreed upon later. Under the agreement, InterMune will fund and manage clinical and regulatory development of interferon gamma-1b for all disease indications. The two companies will share in the profits from commercializing interferon gamma-1b through a specified royalty schedule.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                      QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                                      --------   --------   --------   --------   --------
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000:
Product sales, net..................................  $    106   $ 3,027    $ 3,831    $ 4,237    $ 11,201
Loss from operations................................    (6,040)   (9,053)    (7,926)    (9,520)    (32,539)
                                                      --------   -------    -------    -------    --------
Net loss............................................    (5,632)   (6,899)    (5,417)    (6,298)    (24,246)
Preferred stock accretion...........................      (269)       --         --         --        (269)
Redeemable preferred stock dividend.................   (27,762)       --         --         --     (27,762)
                                                      --------   -------    -------    -------    --------
Net loss applicable to common stockholders..........  $(33,663)  $(6,899)   $(5,417)   $(6,298)   $(52,277)
Historical basic and diluted net loss per common
  share.............................................  $ (11.17)  $ (0.33)   $ (0.25)   $ (0.27)   $  (3.05)
Pro forma net loss per common share.................  $  (2.33)  $ (0.33)   $ (0.25)   $ (0.27)   $  (2.61)

1999:
Product sales, net..................................  $     --   $    --    $    --    $   556    $    556
Loss from operations................................      (882)   (2,164)    (1,300)    (2,057)     (6,403)
                                                      --------   -------    -------    -------    --------
Net loss............................................      (824)   (2,146)    (1,306)    (2,073)     (6,349)
Preferred stock accretion...........................        --      (164)      (247)      (246)       (657)
                                                      --------   -------    -------    -------    --------
Net loss applicable to common stockholders..........  $   (824)  $(2,310)   $(1,553)   $(2,319)   $ (7,006)
Historical basic and diluted net loss per common
  share.............................................  $     --   $ (3.28)   $ (1.33)   $ (1.93)   $  (9.12)
Pro forma net loss per common share.................  $  (0.12)  $ (0.29)   $ (0.16)   $ (0.23)   $  (0.82)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this report on Form 10-K because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 8, 2001 (the "Proxy Statement").

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The information required by this Item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting
Compliance"contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONDENSED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) Financial statements submitted as a separate section of this report and reference is hereby made to Item 8.

    (2) All other schedules have been omitted, as they are not applicable.

    (3) EXHIBIT INDEX

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
          3.1           Certificate of Incorporation of Registrant.(1)

          3.3           Bylaws of Registrant.(1)

          4.1           Specimen Common Stock Certificate.(1)

          4.2           Amended and Restated Investor Rights Agreement, dated
                        January 7, 2000, between Registrant and certain holders of the common stock.(1)

         10.1           Form of Indemnity Agreement.(1)

         10.2           1999 Equity Incentive Plan and related documents.(1)

         10.3           2000 Equity Incentive Plan and related documents.(1)

         10.4           2000 Employee Stock Purchase Plan and related documents.(1)

         10.5 2000 Non-Employee Directors' Stock Option Plan and related documents.(1)

         10.6           Lease Agreement, dated November 9, 1999, between Registrant and American Heart Association, Western States Affiliate.(1)

         10.7           Employment Agreement, dated April 27, 1999, between
                        Registrant and W. Scott Harkonen.(1)

         10.8           Employment Offer Letter, dated October 28, 1999, between
                        Registrant and Timothy P. Lynch.(1)

         10.9           Employment Offer Letter, dated October 22, 1999, between
                        Registrant and Peter Van Vlasselaer.(1)

        10.10           Employment Offer Letter, dated December 19, 1999, between
                        Registrant and Christine W. Czarniecki.(1)

        10.11           Secured Loan Agreement, Secured Promissory Note, and
                        Security Agreement, dated July 1, 1999, between Registrant and W. Scott Harkonen.(1)

        10.12*          Amended and Restated Exclusive Sublicense Agreement, dated
                        April 27, 1999, between Registrant and Connetics
                        Corporation.(1)

        10.13           Collaboration Agreement, dated April 27, 1999, between
                        Registrant and Connetics Corporation.(1)

        10.14*          Transition Agreement, dated April 27, 1999, between
                        Registrant and Connetics Corporation.(1)

        10.15           Amended and Restated Service Agreement, dated April 7, 1999, between the Registrant and Connetics Corporation.(1)

        10.16*          Supply Agreement, dated May 5, 1998, between Registrant (as successor in interest to Connetics Corporation by
                        assignment) and Genentech, Inc.(1)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        10.17*          Sponsored Research and License Agreement, dated January 1,
                        2000, between Registrant and Panorama Research, Inc.(1)

        10.18*          License Agreement, dated March 25, 1999, between Registrant and MCW Research Foundation, Inc.(1)

        10.19*          Data Transfer, Clinical Trial, and Market Supply Agreement,
                        dated January 27, 1999, between the Registrant and
                        Boehringer Ingleheim.(1)

        10.20           Form of Change of Control Provisions for Officers.(3)

        10.21           Employment Offer Letter, dated February 21, 2000, between
                        Registrant and David A. Cory.(3)

        10.22           Employment Offer Letter, dated March 3, 2000, between
                        Registrant and Stephen N. Rosenfield.(3)

        10.24 Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)

        10.25 Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and
                        Genentech, Inc.(4)

        10.26           Revenue Adjustment Agreement, dated June 27, 2000, between
                        Registrant and Connetics Corporation.(4)

        10.27           Notice re: Return of Rights to Gamma Interferon for
                        Treatment of Infectious Diseases in Japan, dated July 25,
                        2000, between Registrant and Genentech, Inc.(4)

        10.28           Lease Agreement, dated May 15, 2000, between Registrant and
                        American Heart Association, Western States Affiliate.(4)

        10.29           Form of common stock Purchase Agreement, dated August 11,
                        2000, between the Company and Investors.(5)

        10.30           Employment Offer Letter, dated May 15, 2000, between
                        Registrant and John Wulf.(2)

        10.31           Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.

        10.32           First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and
                        GAL-BRISBANE, L.P.

         23.1           Consent of Ernst & Young LLP, Independent Auditors.

         24.1           Power of Attorney. Reference is made to the signature page.

------------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000
    (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 8, 2000 (No. 333-45460).

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Filed as an exhibit to the Registrant's Current Report on Form 8-K on August 23, 2000. Exhibit 23.1

(B) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on the 28th day of March, 2001.

                                                       INTERMUNE PHARMACEUTICALS, INC.

                                                       By              /s/ TIMOTHY P. LYNCH
                                                            -----------------------------------------
                                                                         Timothy P. Lynch
                                                                               CFO

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy P. Lynch and W. Scott Harkonen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                      TITLE                      DATE
                     ----------                                      -----                      ----
                                                       President and Chief
                /s/ W. SCOTT HARKONEN                    Executive Officer and
     -------------------------------------------         Director (principal               March 28, 2001
                  W. Scott Harkonen                      executive officer)

                /s/ TIMOTHY P. LYNCH                   Vice President and Chief Financial
     -------------------------------------------         Officer (principal financial and  March 28, 2001
                  Timothy P. Lynch                       accounting officer)

                     SIGNATURES                           TITLE                                     DATE
                     ----------                           -----                                     ----
                 /s/ EDGAR ENGLEMAN
     -------------------------------------------       Director                                March 28, 2001
                   Edgar Engleman

                 /s/ JAMES I. HEALY
     -------------------------------------------       Director                                March 28, 2001
                   James I. Healy

                 /s/ JOHN L. HIGGINS
     -------------------------------------------       Director                                March 28, 2001
                   John L. Higgins

               /s/ WAYNE T. HOCKMEYER
     -------------------------------------------       Director                                March 28, 2001
                 Wayne T. Hockmeyer

                /s/ JONATHAN S. LEFF
     -------------------------------------------       Director                                March 28, 2001
                  Jonathan S. Leff

                /s/ NICHOLAS J. SIMON
     -------------------------------------------       Director                                March 28, 2001
                  Nicholas J. Simon

EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
------    ------------------------------------------------------------
   3.1    Certificate of Incorporation of Registrant.(1)

   3.3    Bylaws of Registrant.(1)

   4.1    Specimen Common Stock Certificate.(1)

   4.2    Amended and Restated Investor Rights Agreement, dated
          January 7, 2000, between Registrant and certain holders of the common stock.(1)

  10.1    Form of Indemnity Agreement.(1)

  10.2    1999 Equity Incentive Plan and related documents.(1)

  10.3    2000 Equity Incentive Plan and related documents.(1)

  10.4    2000 Employee Stock Purchase Plan and related documents.(1)

  10.5 2000 Non-Employee Directors' Stock Option Plan and related documents.(1)

  10.6 Lease Agreement, dated November 9, 1999, between Registrant and American Heart Association, Western States Affiliate.(1)

  10.7    Employment Agreement, dated April 27, 1999, between
          Registrant and W. Scott Harkonen.(1)

  10.8    Employment Offer Letter, dated October 28, 1999, between
          Registrant and Timothy P. Lynch.(1)

  10.9    Employment Offer Letter, dated October 22, 1999, between
          Registrant and Peter Van Vlasselaer.(1)

 10.10    Employment Offer Letter, dated December 19, 1999, between
          Registrant and Christine W. Czarniecki.(1)

 10.11    Secured Loan Agreement, Secured Promissory Note, and
          Security Agreement, dated July 1, 1999, between Registrant and W. Scott Harkonen.(1)

 10.12*   Amended and Restated Exclusive Sublicense Agreement, dated
          April 27, 1999, between Registrant and Connetics
          Corporation.(1)

 10.13    Collaboration Agreement, dated April 27, 1999, between
          Registrant and Connetics Corporation.(1)

 10.14*   Transition Agreement, dated April 27, 1999, between
          Registrant and Connetics Corporation.(1)

 10.15 Amended and Restated Service Agreement, dated April 7, 1999, between the Registrant and Connetics Corporation.(1)

 10.16* Supply Agreement, dated May 5, 1998, between Registrant (as successor in interest to Connetics Corporation by assignment) and Genentech, Inc.(1)

 10.17*   Sponsored Research and License Agreement, dated January 1,
          2000, between Registrant and Panorama Research, Inc.(1)

 10.18* License Agreement, dated March 25, 1999, between Registrant and MCW Research Foundation, Inc.(1)

 10.19* Data Transfer, Clinical Trial, and Market Supply Agreement, dated January 27, 1999, between the Registrant and Boehringer Ingleheim.(1)

 10.20    Form of Change of Control Provisions for Officers.(3)

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
------    ------------------------------------------------------------
 10.21    Employment Offer Letter, dated February 21, 2000, between
          Registrant and David A. Cory.(3)

 10.22    Employment Offer Letter, dated March 3, 2000, between
          Registrant and Stephen N. Rosenfield.(3)

 10.24 Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)

 10.25 Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and
          Genentech, Inc.(4)

 10.26    Revenue Adjustment Agreement, dated June 27, 2000, between
          Registrant and Connetics Corporation.(4)

 10.27    Notice re: Return of Rights to Gamma Interferon for
          Treatment of Infectious Diseases in Japan, dated July 25,
          2000, between Registrant and Genentech, Inc.(4)

 10.28    Lease Agreement, dated May 15, 2000, between Registrant and
          American Heart Association, Western States Affiliate.(4)

 10.29    Form of common stock Purchase Agreement, dated August 11,
          2000, between the Company and Investors.(5)

 10.30    Employment Offer Letter, dated May 15, 2000, between
          Registrant and John Wulf.(2)

 10.31 Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.

 10.32 First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.

  23.1    Consent of Ernst & Young LLP, Independent Auditors.

  24.1    Power of Attorney. Reference is made to the signature page.

------------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000
    (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 8, 2000 (No. 333-45460).

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Filed as an exhibit to the Registrant's Current Report on Form 8-K on August 23, 2000. Exhibit 23.1