Form 10-K/A
period 2000-12-31
INTERMUNE PHARMACEUTICALS INC
filed 2001-04-04
CIK 1087432

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                        INTERMUNE PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       FOR THE PERIOD
                                                                                            FROM
                                                                                     FEBRUARY 25, 1998
                                                               FOR THE YEAR ENDED      (INCEPTION) TO
                                                                  DECEMBER 31,          DECEMBER 31,
                                                              --------------------   ------------------
                                                                2000        1999            1998
                                                              ---------   --------   ------------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
Net loss....................................................  $ (24,246)  $ (6,349)       $ (6,072)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Amortization of deferred stock compensation.............      6,681        345              --
    Issuance of equity instruments for non-cash benefits....      2,226         --              --
    Accretion of long-term obligations payable to
      Connetics.............................................        144        111              --
    Stock issued for acquired pre-FDA approval rights.......         --      1,094           4,000
    Forgiveness of related party obligation.................         --         --             253
    Depreciation and amortization...........................        160          2              --
    Interest receivable on stockholder note.................         (5)        --              --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable.......................................     (1,391)      (409)             --
  Inventories...............................................       (218)      (831)             --
  Notes receivable from officer.............................        104       (104)             --
  Other current assets and prepaid expenses.................       (533)       (18)             --
  Restricted cash balance...................................         --        250              --
  Accounts payable and accrued payroll......................      2,609      1,710             191
  Payable to Connetics......................................     (3,527)      (309)            348
  Royalty payable to Genentech..............................     (1,490)     1,914              --
                                                              ---------   --------        --------
    Net cash used for operating activities..................    (19,486)    (3,094)         (1,280)
                                                              ---------   --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................       (977)       (30)             --
  Purchases of available-for-sale securities................   (235,870)   (24,198)        (11,409)
  Sales and maturities of available-for-sale securities.....     90,090     26,160           9,004
                                                              ---------   --------        --------
    Net cash (used) provided for investing activities.......   (146,757)     1,932          (2,405)
                                                              ---------   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital for preferred stock...................         --        396           6,000
  Return of capital to Parent (Connetics)...................     (1,000)    (5,222)             --
  Proceeds from issuance of common stock, net...............    186,496        685              --
  Proceeds from redeemable preferred stock, net.............     25,166      6,760              --
                                                              ---------   --------        --------
    Net cash provided by financing activities...............    210,662      2,619           6,000
                                                              ---------   --------        --------
Net increase in cash and cash equivalents...................     44,419      1,457           2,315
Cash and cash equivalents at beginning of period............      3,772      2,315              --
                                                              ---------   --------        --------
Cash and cash equivalents at end of period..................  $  48,191   $  3,772        $  2,315
                                                              =========   ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Return of capital on obligation to Parent (Connetics).....  $  (1,000)  $ (2,014)       $     --
  Long-term obligation on return of capital.................         --      1,514              --
  Short-term obligation on return of capital................         --        500              --
  Interest paid.............................................        122         --              --
SCHEDULE OF NON-CASH TRANSACTIONS:
  Deferred stock compensation...............................      8,583      5,631              --
  Issuance of shares for note receivable....................         90         --              --
  Issuance of common stock as settlement of obligation......        500         --              --

                            See accompanying Notes.

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

        10.28           Lease Agreement, dated May 15, 2000, between Registrant and
                        American Heart Association, Western States Affiliate.(4)

        10.29           Form of common stock Purchase Agreement, dated August 11,
                        2000, between the Company and Investors.(5)

        10.30           Employment Offer Letter, dated May 15, 2000, between
                        Registrant and John Wulf.(2)

        10.31           Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)

        10.32           First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and
                        GAL-BRISBANE, L.P.(6)

         23.1           Consent of Ernst & Young LLP, Independent Auditors.(6)

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

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K on March 29, 2001.

(B) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on the 4th day of April, 2001.

                                                       INTERMUNE PHARMACEUTICALS, INC.

                                                       By              /s/ TIMOTHY P. LYNCH
                                                            -----------------------------------------
                                                                         Timothy P. Lynch
                                                                               CFO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                      TITLE                     DATE
                     ----------                                      -----                     ----
                                                       President and Chief
                          *                              Executive Officer and
     -------------------------------------------         Director (principal               April 4, 2001
                  W. Scott Harkonen                      executive officer)

                          *                            Vice President and Chief Financial
     -------------------------------------------         Officer (principal financial and  April 4, 2001
                  Timothy P. Lynch                       accounting officer)

                     SIGNATURES                           TITLE                                    DATE
                     ----------                           -----                                    ----
                          *
     -------------------------------------------       Director                                April 4, 2001
                   Edgar Engleman

                          *
     -------------------------------------------       Director                                April 4, 2001
                   James I. Healy

                          *
     -------------------------------------------       Director                                April 4, 2001
                   John L. Higgins

                          *
     -------------------------------------------       Director                                April 4, 2001
                 Wayne T. Hockmeyer

                          *
     -------------------------------------------       Director                                April 4, 2001
                  Jonathan S. Leff

                          *
     -------------------------------------------       Director                                April 4, 2001
                  Nicholas J. Simon

*By:                  /s/ TIMOTHY P. LYNCH
             --------------------------------------
                        Timothy P. Lynch,
                        ATTORNEY-IN-FACT

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

 10.28    Lease Agreement, dated May 15, 2000, between Registrant and
          American Heart Association, Western States Affiliate.(4)

 10.29    Form of common stock Purchase Agreement, dated August 11,
          2000, between the Company and Investors.(5)

 10.30    Employment Offer Letter, dated May 15, 2000, between
          Registrant and John Wulf.(2)

 10.31 Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)

 10.32 First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)

  23.1    Consent of Ernst & Young LLP, Independent Auditors.(6)

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

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K on March 29, 2001.