Form 10-Q
period 2001-03-31
INTERMUNE PHARMACEUTICALS INC
filed 2001-05-15
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-29801

InterMune, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3296648 (I.R.S. Employer Identification No.)

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

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    As of May 1, 2001, there were 23,957,202 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

This report on Form 10-Q contains 15 pages.

INTERMUNE, INC.

INDEX

Item	Part I. Financial Information	Page number
1.	Financial Statements (unaudited):
	a. Condensed Balance Sheets at March 31, 2001 and December 31, 2000	2
	b. Condensed Statements of Operations for the three months ended March 31, 2001 and 2000	3
	c. Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000	4
	d. Notes to Condensed Financial Statements	5-7
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
3.	Quantitative and Qualitative Disclosures about Market Risk	11
	Part II. Other Information
5.	Other Information	12
6.	Exhibits and Reports on Form 8-K	14
	Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$31,881	$48,191
Short-term investments, available for sale	143,426	146,329
Accounts receivable, net	2,775	1,800
Inventories	1,920	1,049
Product revenue rights from Connetics	741	2,633
Other current assets and prepaid expenses	541	552

Total current assets	181,284	200,554
Property and equipment, net	894	845
Acquired product rights, net	8,775	—
Restricted cash balance	1,675	250

	$192,628	$201,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,443	$3,874
Accrued payroll	619	638
Payable to Connetics	—	912
Royalty payable to Genentech	1,787	424

Total current liabilities	5,849	5,848
Commitments
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 23,943,889 and 23,897,954 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	24	24
Additional paid-in capital	239,897	239,620
Notes receivable from stockholder	(69)	(95)
Deferred stock compensation	(5,950)	(7,188)
Accumulated other comprehensive income	113	107
Accumulated deficit	(47,236)	(36,667)

Total stockholders' equity	186,779	195,801

	$192,628	$201,649

See accompanying notes to Condensed Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Product sales
Actimmune, net	$4,929	$106
Amphotec, net	613	—

Total net product sales	5,542	106
Costs and expenses:
Cost of goods sold	3,515	55
Amortization of acquired product rights	2,118	—
Research and development	6,775	4,227
Selling, general and administrative	6,453	1,864

Total costs and expenses	18,861	6,146

Loss from operations	(13,319)	(6,040)
Other income (expense):
Interest income	2,780	498
Interest expense	(30)	(90)

Net loss	$(10,569)	(5,632)

Preferred stock accretion		(269)
Deemed dividend on redeemable preferred stock		(27,762)

Net loss applicable to common stockholders		$(33,663)

Historical basic and diluted net loss per common share	$(0.46)	$(11.17)

Weighted average shares used in computing historical basic and diluted net loss per common share	23,032	3,014

Pro forma basic and diluted net loss per common share	$(0.46)	$(2.33)

Weighted average shares used in computing pro forma basic and diluted net loss per common share	23,032	14,338

See accompanying notes to Condensed Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows used for operating activities:
Net loss	$(10,569)	$(5,632)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred stock compensation	1,238	758
Issuance of equity instruments for non-cash benefits	198	687
Accretion of long-term obligations payable to Connetics	—	43
Accretion of current obligation payable to Connetics	30	—
Amortization of acquired product rights	225	—
Depreciation and amortization	82	14
Interest receivable on stockholder note	(5)	—
Changes in operating assets and liabilities:
Current and other assets	(3,260)	243
Current liabilities	(450)	903
Payable to Connetics	950	(1,285)
Royalty payable to Genentech	1,363	(1,052)

Net cash used for operating activities	(10,198)	(5,321)
Cash flows from investing activities:
Purchase of property and equipment	(131)	(393)
Purchase of acquired product rights	(9,000)	—
Purchases of available-for-sale securities	(115,177)	(135,622)
Sales and maturities of available-for-sale securities	120,444	124,179

Net cash used by investing activities	(3,864)	(11,836)
Cash flows from financing activities:
Return of capital to parent (Connetics)	—	(1,000)
Proceeds from issuance of common stock, net	110	115,947
Proceeds from redeemable preferred stock, net	—	25,838

Net cash provided by financing activities	110	140,785

Net increase (decrease) in cash and cash equivalents	(13,952)	123,628
Cash and cash equivalents at beginning of period	48,191	3,772

Cash and cash equivalents at end of period	$34,239	$127,400

Supplemental disclosure of cash flow information:
Short-term obligation return on capital (Connetics)	—	$500
Deferred stock compensation	—	$8,583

See accompanying notes to Condensed Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    In the opinion of the management of InterMune, Inc., ("InterMune," "we," "our," or "us"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our annual report filed on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Inventories

    Inventories consist principally of finished goods products that are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Comprehensive Income (loss)

    InterMune has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The only component of other comprehensive income is unrealized gain and losses on available-for-sale securities. Comprehensive loss amounted to $10,563,000 and $5,632,000 for the three months ended March 31, 2001 and 2000, respectively.

Net Loss Per Share

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock, from historical diluted loss per share because of their anti-dilutive effect.

    Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of InterMune's initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). The pro forma net loss per share for the three months ended March 31, 2000, includes the impact of the deemed preferred stock dividend and excludes the preferred stock accretion.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2001	2000
Historical basic and diluted:
Net loss	$(10,569)	$(5,632)
Preferred stock accretion	—	(269)
Deemed dividend to preferred shareholders	—	(27,762)

Net loss allocable to common shareholders	$(10,569)	$(33,663)

Weighted-average shares of common stock outstanding	23,913	4,264
Less: weighted-average shares subject to repurchase	(881)	(1,250)

Weighted-average shares used in computing basic and diluted net loss per common share	23,032	3,014

Basic and diluted net loss per common share	$(0.46)	$(11.17)

Pro forma basic and diluted:
Net loss allocable to common stockholders	$(10,569)	$(33,663)
Add: Preferred stock accretion	—	269

Net loss before preferred stock Accretion	$(10,569)	$(33,394)

Shares used above	23,032	3,014
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	11,324

Weighted-average shares used in computing pro forma basic and diluted net loss per common share	23,032	14,338

Pro forma basic and diluted net loss per common share	$(0.46)	$(2.33)

Product Acquisition Costs

    Initial payments for the acquisition of products that, at the time of acquisition by InterMune, are already marketed or are approved by the FDA for marketing (or for which such approval is imminent) are capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and, for products that are no longer covered by patents, the product's historical profitability trend since it has been off patent and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period and the asset value or useful life would be adjusted when appropriate. Accumulated amortization of these costs was $225,000 at March 31, 2001.

New Accounting Standards

    Effective Janaury 1, 2001, we adopted Financial Accounting Standards Board (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. We did not hold any derivative instruments or engage in any hedging activities as of March 31, 2001.

Acquisition Activity and New Agreement

    On January 5, 2001, we acquired worldwide rights to Amphotec® from ALZA Corporation. The transaction terms include an upfront license fee of $9.0 million which has been capitalized, milestone payments based upon sales levels and the development of Amphotec® in combination with Actimmune®, and royalties payable upon net sales levels. Amphotec® is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection.

    In March 2001, we announced the formation of an international strategic partnership with Boehringer Ingelheim International GmbH, to develop and commercialize interferon gamma-1b under Boehringer Ingelheim's trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD) and osteopetrosis. Under the agreement, we will fund and manage clinical and regulatory development of interferon gamma-1b for all disease indications.

Name Change

    On April 26, 2001, we changed our name from InterMune Pharmaceuticals, Inc. to InterMune, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion inà this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as those in the discussions about:

  •
  our strategy;

  •
  governmental regulation and approval;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product development;

  •
  our research and development expenses and other expenses; and

  •
  our operational and legal risks.

    All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report (including without limitation, in Part II, Item 5) and those discussed under the headings "Additional Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition of Operations" in our annual report filed on Form 10-K for the year ended December 31, 2000.

Overview

    We develop and commercialize innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have two marketed products, growing product revenues, and advanced-stage clinical programs. In the United States, we market our lead product, Actimmune®, for the treatment of chronic granulomatous disease, a life-threatening congenital disorder of the immune system, and severe, malignant osteopetrosis, a life threatening congenital disorder causing an overgrowth of bony structures. We market Amphotec® worldwide for the treatment of invasive aspergillosis, a life-threatening systemic fungal infection.

    In March 2001, we formed an international strategic partnership with Boehringer Ingelheim International GmbH, to develop and commercialize interferon gamma-1b under Boehringer Ingelheim's trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD) and osteopetrosis. Under the agreement, InterMune will fund and manage clinical and regulatory development of interferon gamma-1b for all indications. Boehringer Ingelheim has an option to exclusively promote Imukin®, and we may opt to promote the product where Boehringer Ingelheim does not do so. Furthermore, both companies will share in the profits from commercializing interferon gamma-1b through a specified royalty schedule.

    On January 5, 2001, we acquired worldwide rights to Amphotec® from ALZA Corporation. The transaction terms included an upfront license fee of $9.0 million, milestone payments based upon sales levels and the development of Amphotec® in combination with Actimmune®, and royalties payable upon net sales levels. Amphotec® is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection.

    We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 2001, we had an accumulated deficit of $47.2 million. Our net losses from operations were $13.3 million for the three-month period ended March 31, 2001, and $6.0 million for the same period in 2000. These losses resulted from significant costs incurred in the development and marketing of our product.

    Our expenses have consisted primarily of costs incurred in research and development, sales and marketing and from general and administrative costs associated with our operations. We expect our research and development expenses to increase as we continue to commercialize Actimmune® and Amphotec® and expand of our operations worldwide. As a result, we expect to incur losses for the foreseeable future.

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

    Total sales of Actimmune® were $4.9 million and $1.9 million for the three-month periods ended March 31, 2001 and 2000, respectively. Sales for the three-month period ended March 31, 2000, were reported by us on a net basis (equivalent to zero). Product sales as reported by InterMune for either the three-months ended March 31, 2001 or 2000, respectively, are not necessarily indicative of product sales for any future period.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    Revenue.  Total revenues were $5.5 million and $106,000 for the three month-periods ended March 31, 2001 and 2000, respectively. The revenues in 2001 represent all sales of Actimmune® in the United States and worldwide sales of Amphotec® for the period from January 5, 2001 to March 31, 2001. The sales in 2000 represent only those sales of Actimmune® related to a supply arrangement outside the United States. Sales for the three-month period ended March 31, 2000 were transacted for Connetics Corporation under the Transition Agreement that was subsequently terminated by the Revenue Adjustment Agreement. The Transition Agreement established an annual contractual baseline for Actimmune® sales that increased nominally each year, until December 31, 2001, when it was to be discontinued. Sales transacted for Connetics below the annual contractual baseline were recorded on a net basis, which was zero, and we paid to Connetics any amounts in excess of net revenues less costs to produce and market.

    Cost of goods sold.  We recognized a total of $3.5 million and $55,000 for the three-month periods ended March 31, 2001 and 2000, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues.

    Amortization of acquired product rights.  We recorded a total of $2.1 million and $0 for the three-month periods ended March 31, 2001 and 2000, respectively. Effective April 1, 2000, we purchased rights to all of the Actimmune® revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights is expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to $1.9 million for the first quarter in 2001. In addition, we recognized a total of $225,000 for the amortization of product rights for Amphotec acquired from ALZA Corporation.

    Research and development expenses.  Research and development expenses increased by $2.6 million or 60%, to $6.8 million for the three-month period ended March 31, 2001, compared to $4.2 million for the three-month period ended March 31, 2000. The increase was due primarily to increased costs for clinical trial expenses for Actimmune® in new disease indications and increased staffing and related expenses necessary to manage the expansion of our operations. We expect research and development expenses to increase significantly over the next several years.

    Selling, general and administrative expenses.  Selling, general and administrative expenses were $6.5 million and $1.9 million for the three-month periods ended March 31, 2001 and 2000, respectively, representing an increase of 246%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for Actimmune® and Amphotec® in their approved diseases and the expenses associated with expansion of our operations worldwide.

    Interest income.  Interest income increased to $2.8 million for the three-month period ended March 31, 2001, compared to $498,000 for the three-month period ended March 31, 2000. The increase in interest income was due to an increase in funds available for investments generated from financing activities in the year 2000.

    Interest expense.  Interest expense decreased to $30,000 for the three-month period ended March 31, 2001, compared to $90,000 for the three-month period ended March 31, 2000. The decrease in interest expense was due to lower liability balances to Connetics. On March 29, 2001, we paid in full the entire balance owed to Connetics totaling $942,000.

    Deemed dividend upon issuance of convertible preferred stock.  We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of 4,966,361 shares of Series B redeemable preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27.8 million without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the first quarter of 2000.

Liquidity and Capital Resources

    For the three-month period ended March 31, 2001, cash expenditures for operating activities and additions to capital equipment were $10.3 million. We anticipate that these expenditures will increase significantly in future periods.

    On January 10, 2001, we paid in cash an upfront license fee totaling $9.0 million to ALZA Corporation for the acquisition of worldwide rights to Amphotec®.

    On March 27, 2001, we repaid in full a total of $942,000 to Connetics Corporation as part of the Revenue Adjustment Agreement effective April 1, 2000. The present value of this obligation was included in our current liabilities at December 31, 2000 as $912,000.

    At March 31, 2001, we had available cash, cash equivalents and available-for-sale securities of $175.3 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible. We seek to minimize the potential effects of concentration and degrees of risk.

    We believe our existing cash, cash equivalents and short-term investments, together with cash flows will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2003, and, our capital requirements may increase in future periods. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings, additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined to our cash and investments. We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

PART II—OTHER INFORMATION

INTERMUNE, INC.

ITEM 5.  OTHER INFORMATION.

1.
The following replaces and supersedes "Business—Manufacturing" in our annual report filed on Form 10-K for the year ended December 31, 2000:

Manufacturing

    We contract with qualified third-party manufacturers to produce our products. This manufacturing strategy enables us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

Genentech, Inc. Supply Agreement (ACTIMMUNE)

    Genentech manufactures and formulates bulk active ingredient and fills and finishes ACTIMMUNE destined for commercial supply. Our supply agreement with Genentech expired in May 2001. We expect that the supply of commercial product that we will be receiving from Genentech will meet our needs for commercial supply through January 2002.

Boehringer Ingelheim Supply Agreement (ACTIMMUNE)

    We have a supply agreement with Boehringer Ingelheim to manufacture both clinical and commercial supply of ACTIMMUNE. Boehringer Ingelheim currently manufactures and formulates bulk active ingredient and fills and finishes ACTIMMUNE for clinical supply. Boehringer Ingelheim is pursuing qualification by the FDA to manufacture ACTIMMUNE for our commercial supply to enable Boehringer Ingelheim to succeed Genentech as our commercial supplier of ACTIMMUNE. We believe that the transition of commercial supply from Genentech to Boehringer Ingelheim will not cause any delays in supply of commercial product. We expect that the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE by the fourth quarter of 2001. However, there can be no assurance if or when the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE or that Boehringer Ingelheim will be able to supply us with sufficient quantities of commercial ACTIMMUNE by January 2002. If we do not receive sufficient quantities of commercial ACTIMMUNE from Boehringer Ingelheim by January 2002, we will experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects.

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

2.
The following replaces and supersedes "Business—Additional Risk Factors—If we are unable to contract with third parties to manufacture ACTIMMUNE in sufficient quantities, on a timely basis or at an acceptable cost, we may be unable to meet demand for ACTIMMUNE and may lose potential revenues" in our annual report filed on Form 10-K for the year ended December 31, 2000:

    If we are unable to contract with third parties to manufacture ACTIMMUNE in sufficient quantities, on a timely basis or at an acceptable cost, we may be unable to meet demand for ACTIMMUNE and may lose potential revenues.

  ACTIMMUNE

    We do not have the resources, facilities or experience to manufacture ACTIMMUNE ourselves. Completion of our clinical trials and commercialization of ACTIMMUNE for new diseases requires access to, or development of, facilities to manufacture a sufficient supply of ACTIMMUNE. The FDA must approve manufacturing facilities for ACTIMMUNE. We depend on third parties with FDA-approved manufacturing facilities for the manufacture of ACTIMMUNE for pre-clinical, clinical, and commercial purposes. We presently rely on Genentech for the manufacture of commercially marketed ACTIMMUNE, and on Boehringer Ingelheim Austria GmbH for the supply of ACTIMMUNE for clinical trials.

    Our supply agreement with Genentech expired in May 2001. We expect that the supply of commercial product that we will be receiving from Genentech will meet our needs for commercial supply through January 2002. Boehringer Ingelheim is also pursuing qualification by the FDA to manufacture ACTIMMUNE for our commercial supply to enable Boehringer Ingelheim to succeed Genentech as our commercial supplier of ACTIMMUNE. We believe that the transition from Genentech to Boehringer Ingelheim will not cause any delays in supply of commercial product. We expect that the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE by the fourth quarter of 2001. However, there can be no assurance if or when the FDA will approve Boehringer Ingelheim as a manufacturer of commercially marketed ACTIMMUNE or that Boehringer Ingelheim will be able to supply us with sufficient quantities of commercial ACTIMMUNE by January 2002. If we do not receive sufficient quantities of commercial ACTIMMUNE from Boehringer Ingelheim by January 2002, we will experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects.

    Our manufacturing strategy also presents the following risks:

  •
  Before we can obtain approval for a new disease for ACTIMMUNE, we must demonstrate to the FDA's satisfaction that the drug used in the clinical trials is substantially equivalent to the commercial drug manufactured by Genentech.

  •
  Delays in increasing existing manufacturing capacity to meet our needs for multiple clinical trials could delay clinical trials, regulatory submissions, and commercialization of ACTIMMUNE.

  •
  Our manufacturers of ACTIMMUNE are subject to ongoing periodic inspection by the FDA and corresponding state agencies for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards.

  •
  If we need to contract with other manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers prior to our use of their products. This would require new testing and compliance inspections. The new manufacturers would need to become educated in, or themselves develop, substantially equivalent processes necessary for the production of ACTIMMUNE.

  •
  If market demand for ACTIMMUNE increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.

  •
  If market demand for ACTIMMUNE is less than our purchase obligations to our manufacturers, we may incur substantial penalties.

  •
  Our supply arrangements with our manufacturers may be seriously interrupted.

  •
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)		The following exhibits are included herein:
4.3		Specimen Common Stock Certificate.
10.33		Employment Offer Letter, dated November 27, 2000, between Registrant and Dr. James E. Pennington.
10.34	*	Product Acquisition Agreement, effective January 2, 2001, between Registrant and ALZA Corporation.
10.35	*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim GmbH.
10.36		Standard Form Office Lease agreement for 875 Mahler Road, dated February 14, 2001, between Registrant and Harvard Investment Company.
10.37		Amendment dated March 6, 2001, to Employment Agreement, dated October 15, 1998, between Registrant and W. Scott Harkonen.
10.38		Amendment No. 5 to License Agreement for Interferon Gamma, as amended, effective as of January 25, 2001, between Registrant and Genentech, Inc.

*
Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

    On January 19, 2001, we filed a report on Form 8-K related to the product acquisition agreement with ALZA Corporation for the acquisition of Amphotec®.

    On March 29, 2001, we filed a report on Form 8-K related to the formation of an international strategic partnership with Boehringer Ingelheim International GmbH.

INTERMUNE, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2001	InterMune, Inc.

By:	/s/ TIMOTHY P. LYNCH Timothy P. Lynch Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

INDEX
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES