Form 10-Q
period 2001-06-30
INTERMUNE INC
filed 2001-08-03
CIK 1087432

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number 0-29801

InterMune, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3296648 (I.R.S. Employer Identification No.)

3280 Bayshore Blvd., Brisbane, California 94005
(Address of principal executive offices)

(415) 466-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    As of August 1, 2001, there were 28,273,298 outstanding shares of Common Stock, par value $.001 per share, of InterMune Pharmaceuticals, Inc.

This report on Form 10-Q contains 16 pages.

INTERMUNE, INC.
INDEX

Item			Page number
Part I. Financial Information

1.		Financial Statements (unaudited):
	a.	Condensed Balance Sheets at June 30, 2001 and December 31, 2000	3
	b.	Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000	4
	c.	Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5
	d.	Notes to Condensed Financial Statements	6-9

2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

3.		Quantitative and Qualitative Disclosures about Market Risk	15

Part II. Other Information

2.		Changes in Securities and Use of Proceeds	16

4.		Submission of Matters to a Vote of Security Holders	16

6.		Exhibits and Reports on Form 8-K	16

		Signatures	167

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERMUNE, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$21,314	$48,191
Short-term investments, available for sale	123,165	146,329
Accounts receivable, net	1,873	1,800
Inventories	2,650	1,049
Product revenue rights from Connetics	—	2,633
Other current assets and prepaid expenses	2,260	552

Total current assets	151,262	200,554
Property and equipment, net	5,000	845
Acquired product rights, net	32,059	—
Restricted cash balance	1,675	250

	$189,996	$201,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,705	$3,874
Accrued payroll	1,291	638
Other accrued liabilities	1,928	424
Payable to Amgen	8,000	—
Payable to Connetics	—	912

Total current liabilities 19,924	5,848
Deferred rent	95	—
Commitments
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 23,972,702 and 23,897,954 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	24	24
Additional paid-in capital	240,425	239,620
Notes receivable from stockholder	(65)	(95)
Deferred stock compensation	(4,943)	(7,188)
Accumulated other comprehensive (loss) income	(14)	107
Accumulated deficit	(65,450)	(36,667)

Total stockholders' equity	169,977	195,801

	$189,996	$201,649

See accompanying notes to Condensed Financial Statements.

INTERMUNE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Product sales, net:
Actimmune	$7,278	$3,027	$12,207	$3,133
Other	750	—	1,363	—

Total net product sales	$8,028	$3,027	$13,570	$3,133

Costs and expenses:
Cost of goods sold	3,084	1,885	6,599	1,940
Amortization of acquired product rights	1,057	1,220	3,175	1,220
Research and development	10,453	3,838	17,228	8,065
Selling, general and administrative	8,306	5,137	14,759	7,000
Acquired in-process research and development	5,400	—	5,400	—

Total costs and expenses	28,300	12,080	47,161	18,225

Loss from operations	(20,272)	(9,053)	(33,591)	(15,092)
Other income (expense):
Interest income	2,058	2,198	4,838	2,695
Interest expense	—	(44)	(30)	(134)

Net loss	$(18,214)	$(6,899)	$(28,783)	(12,531)

Preferred stock accretion				(269)
Deemed dividend on redeemable preferred stock				(27,762)

Net loss applicable to common stockholders				$(40,562)

Historical basic and diluted net loss per common share	$(0.79)	$(0.33)	$(1.25)	$(3.42)

Weighted average shares used in computing historical basic and diluted net loss per common share	23,173	20,736	23,102	11,875
Pro forma basic and diluted net loss per common share	$(0.79)	$(0.33)	$(1.25)	$(2.30)

Weighted average shares used in computing pro forma basic and diluted net loss per common share	23,173	20,736	23,102	17,537

See accompanying notes to Condensed Financial Statements.

INTERMUNE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows used for operating activities:
Net loss	$(28,783)	$(12,531)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred stock compensation	2,245	3,070
Issuance of equity instruments for non-cash benefits	435	879
Accretion of long-term obligations payable to Connetics	—	87
Accretion of current obligation payable to Connetics	30	—
Amortization of acquired product rights	541	—
Acquired in-process research and development	5,400	—
Depreciation and amortization	171	36
Deferred rent	95	—
Changes in operating assets and liabilities:
Accounts receivable	(73)	(1,145)
Inventories	(1,601)	474
Restricted cash	(1,425)	—
All other assets	(1,708)	(3,743)
Accounts payable	6,031	(1,252)
All other liabilities	957	(875)
Payable to Connetics	1,691	(1,395)

Net cash used for operating activities	(15,994)	(16,395)
Cash flows from investing activities:
Purchases of property and equipment	(4,326)	(690)
Acquisition of product rights	(30,000)	—
Purchases of available-for-sale securities	(180,639)	(56,802)
Sales and maturities of available-for-sale securities	203,682	24,179

Net cash used for investing activities	(11,283)	(33,313)
Cash flows from financing activities:
Return of capital to parent (Connetics)	—	(1,000)
Proceeds from issuance of common stock, net	370	115,466
Repayment of notes receivable from stockholder	30	—
Proceeds from redeemable preferred stock, net	—	26,176

Net cash provided by financing activities	400	140,642

Net increase (decrease) in cash and cash equivalents	(26,877)	90,934
Cash and cash equivalents at beginning of period	48,191	3,772

Cash and cash equivalents at end of period	$21,314	$94,706

Supplemental disclosure of cash flow information:
Short-term obligation return on capital (Connetics)	—	$500
Deferred stock compensation	—	$8,583
Accrued product rights payable to Amgen	$8,000	—

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

    Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our annual report filed on Form 10-K for the year ended December 31, 2000 and our filings of periodic reports on Form 10-KA, 10-Q and 8-K. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

    Revenues from product sales are recognized upon shipment when title passes to the customer, net of allowances for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We monitor product ordering cycles and actual returns, product date codes and wholesale inventory levels to estimate potential product return rates. We believe that our product return reserves are adequate, and we have not experienced any significant returns of expired product. Royalty revenues will be recognized as earned under the terms of the applicable agreement.

Cash, cash equivalents and short-term investments

    Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. We consider investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date to be short-term investments. Cash equivalents and short-term investments are carried at fair value, with unrealized gains and losses, net of tax, as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

    Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

    Investment securities are classified as available-for-sale and unrealized holding gains and losses are included in comprehensive income (loss). In accordance with Statement of Financial Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, realized gains or losses, calculated based on the specific identification method, were not material for any period. Unrealized losses total $14,000 at June 30, 2001 and unrealized gains of $107,000 at December 31, 2000.

Foreign currency risk

    InterMune purchases clinical supplies from a foreign vendor and pays the vendor in a foreign currency. This exposes us to foreign currency exchange rate risk, which is monitored by us as part of our overall risk management program. There are no other significant sources of foreign currency exchange risk.

Inventories

    Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

	June 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$1,132	$—
Finished goods	1,518	1,049

	$2,650	$1,049

Comprehensive income (loss)

    InterMune has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The only component of other comprehensive income is unrealized gains and losses on available-for-sale securities. During the three-month periods ended June 30, 2001 and 2000, total comprehensive loss amounted to $18,341,000 and $6,928,000, respectively, and for the six-month periods ended June 30, 2001 and 2000, total comprehensive loss amounted to $28,904,000 and $12,563,000, respectively.

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

    Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of our initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). The pro forma net loss per share for the six months ended June 30, 2000, includes the impact of the deemed preferred stock dividend and excludes the preferred stock accretion.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Historical basic and diluted:
Net loss	$(18,214)	$(6,899)	$(28,783)	$(12,531)
Preferred stock accretion	—	—	—	(269)
Deemed dividend to preferred shareholders	—	—	—	(27,762)

Net loss allocable to common stockholders	$(18,214)	$(6,899)	$(28,783)	$(40,562)

Weighted-average shares of common stock outstanding	23,956	21,914	23,935	13,089
Less: weighted-average shares subject to repurchase	(783)	(1,178)	(832)	(1,214)

Weighted-average shares used in computing basic and diluted net loss per common share	23,173	20,736	23,102	11,875

Basic and diluted net loss per common share	$(0.79)	$(0.33)	$(1.25)	$(3.42)

Pro forma basic and diluted:
Net loss allocable to common stockholders	$(18,214)	$(6,899)	$(28,783)	$(40,562)
Add: Preferred stock accretion	—	—	—	269

Net loss before preferred stock Accretion	$(18,214)	$(6,899)	$(28,783)	$(40,293)

Shares used above	23,173	20,736	23,102	11,875
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	—	—	5,662

Weighted-average shares used in computing pro forma basic and diluted net loss per common share	23,173	20,736	23,102	17,537

Pro forma basic and diluted net loss per common share	$(0.79)	$(0.33)	$(1.25)	$(2.30)

Product acquisition costs

    Initial payments for the acquisition of products that, at the time of acquisition by InterMune, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life would be adjusted when appropriate. Accumulated amortization of these costs was $541,000 at June 30, 2001.

New accounting standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 provides for, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

Product acquisition activity and new agreements

    In May 2001, we entered into a joint development and commercialization agreement for Moli1901 with MoliChem Medicines, Inc. We paid an upfront fee of $1.5 million to MoliChem and we are obligated to pay MoliChem one-time payments on certain milestones. The parties will jointly fund the development and commercialization of Moli1901 for all diseases worldwide, starting with cystic fibrosis, sharing profits on any resulting products in proportion to the parties' financial contribution to their development and commercialization. MoliChem will lead the development efforts, and we will lead the commercialization efforts for Moli1901.

    In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. to obtain an exclusive license in the United States and Canada to Infergen®, and the rights to an early stage program to develop a pegylated form of Infergen for a total consideration of $29 million, plus development milestones and royalties. Under the agreement, we also have the exclusive right to develop Infergen for other indications in the United States and Canada. The in-process research and development program for pegylated Infergen is in its early stages, has not reached technological feasibility and has no foreseeable alternative future use. Based upon an independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of approximately $23.6 million was allocated to developed technology and will be amortized over ten years. (We will evaluate our intangible assets for impairment on a regular basis.) The valuation was based on a discounted cash flow methodology, and the estimates used in the valuation were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

Financing activities and subsequent events

    On July 5, 2001, we completed a secondary public offering of 4,295,896 shares of common stock, including 545,896 shares issued pursuant to the underwriters' exercise in full of their over-allotment option, at a price of $32.00 per share, raising $137.5 million in gross proceeds. We received net proceeds of approximately $129.0 million after deducting placement agent fees of $7.9 million and estimated related expenses of $0.6 million.

    Concurrent with the secondary public offering, we also completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due 2006, including $19.5 million principal amount of the notes issued pursuant to the underwriters' exercise of their over-allotment option. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $38.40 per share subject to adjustment in certain circumstances. Interest on the notes is paid semi-annually in arrears in January and July. We can redeem the notes on or after July 15, 2004. We received net proceeds of approximately $144.4 million after deducting placement agent fees of $4.5 million and estimated related expenses of $0.6 million.

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

  •
  our operational and legal risks.

    All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those discussed under the heading "Additional Risk Factors," "Business," or "Management's Discussion and Analysis of Financial Condition of Operations" in our annual report filed on Form 10-K for the year ended December 31, 2000, and our filings of periodic reports on Forms 10-KA, 10-Q and 8-K.

Overview

    We are developing and commercializing innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have three marketed products, growing product revenues and advanced-stage clinical programs addressing a range of diseases with attractive commercial markets. In the United States, we market our lead product, Actimmune®, for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. We are currently conducting a Phase III pivotal clinical trial with Actimmune for the treatment of idiopathic pulmonary fibrosis, which we estimate to have a maximum U.S. market opportunity of $2.5 billion per year. We are also conducting or planning clinical trials of Actimmune for the treatment of multidrug-resistant tuberculosis, ovarian cancer, atypical mycobacterial infections, cryptococcal meningitis, cystic fibrosis, liver fibrosis and non-Hodgkin's lymphoma. We believe that these clinical programs also represent significant commercial opportunities for Actimmune. The active ingredient of Actimmune is interferon gamma-1b. We plan to independently develop and commercialize Actimmune for multiple diseases in the United States, Canada and Japan. In addition, through our strategic partnership with Boehringer Ingelheim International GmbH, we plan to develop and commercialize Imukin®, Boehringer Ingelheim's tradename for interferon gamma-1b, for multiple diseases in Europe and other major markets of the world. We recently acquired rights to Infergen®, which has been approved by the FDA and which is marketed in the United States and Canada for the treatment of chronic hepatitis C infections. We also market Amphotec® worldwide for the treatment of invasive aspergillosis.

    In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. to obtain an exclusive license in the United States and Canada to Infergen, and the rights to an early stage program to develop a pegylated form of Infergen for a total consideration of $29 million plus development milestones and royalties. Under the agreement, we also have the exclusive right to develop Infergen for other indications in the United States and Canada.

    In May 2001, we entered into a joint development and commercialization agreement for Moli1901 with MoliChem Medicines, Inc. We paid an upfront fee of $1.5 million to MoliChem and we are obligated to pay MoliChem one-time payments on certain milestones. The parties will jointly fund the development and commercialization of Moli1901 for all diseases worldwide, starting with cystic fibrosis, sharing profits on any resulting products in proportion to the parties' financial contribution to their development and commercialization. MoliChem will lead the development efforts, and we will lead the commercialization efforts for Moli1901.

    In March 2001, we formed an international strategic partnership with Boehringer Ingelheim International GmbH, to develop and commercialize interferon gamma-1b under Boehringer Ingelheim's trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD) and osteopetrosis. Under the agreement, InterMune will fund and manage clinical and regulatory development of interferon gamma-1b for all indications. Boehringer Ingelheim has an option to exclusively promote Imukin® and we may opt to promote the product where Boehringer Ingelheim does not do so. Furthermore, both companies will share in the profits from commercializing interferon gamma-1b through a specified royalty schedule.

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

    We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 2001, we had an accumulated deficit of $65.5 million. Our net losses from operations were $33.6 million for the six-month period ended June 30, 2001, and $15.1 million for the same period in 2000. These losses resulted from significant costs incurred in the development and marketing of our products and acquired in-process research and development charges.

    Our expenses have consisted primarily of costs incurred in research and development, sales and marketing and from general and administrative costs associated with our operations. We expect our research and development expenses to increase as we continue to commercialize our products and expand of our operations worldwide. As a result, we expect to incur losses for the foreseeable future.

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

    Total sales of Actimmune were $12.2 million and $5.0 million for the six-month periods ended June 30, 2001 and 2000, respectively. Sales for the three-month period ended March 31, 2000, were reported by us on a net basis (equivalent to zero). Product sales as reported by InterMune for either the three or six-month periods ended June 30, 2001 or 2000, respectively, are not necessarily indicative of product sales for any future period.

Results of Operations

Three Months Ended June 30, 2001 and 2000

    Revenue.  Total revenues were $8.0 million and $3.0 million for the three month-periods ended June 30, 2001 and 2000, respectively. The 2001 revenues represent all sales of Actimmune in the United States and worldwide sales of Amphotec for the period and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen) to June 30, 2001. The 2000 revenues consist of only sales of Actimmune in the United States for the period.

    Cost of goods sold.  We recognized a total of $3.1 million and $1.9 million for the three-month periods ended June 30, 2001 and 2000, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues.

    Amortization of acquired product rights.  We recorded a total of $1.1 million and $1.2 million for the three-month periods ended June 30, 2001 and 2000, respectively. Effective April 1, 2000, we purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights is expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to $741,000 for the second quarter in 2001. In addition, we recognized a total of $316, 000 for the amortization of other acquired product rights.

    Research and development expenses.  Research and development expenses increased by $6.7 million or 172%, to $10.5 million for the threemonth period ended June 30, 2001, compared to $3.8 million for the three-month period ended June 30, 2000. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications and increased staffing and related expenses necessary to manage the expansion of our operations. We expect research and development expenses to increase significantly over the next several years.

    Selling, general and administrative expenses.  Selling, general and administrative expenses were $8.3 million and $5.1 million for the three-month periods ended June 30, 2001 and 2000, respectively, representing an increase of 62%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our sales and administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

    Acquired in-process research and development.  We recorded a one-time charge for acquired in-process research and development of $5.4 million and $0 for the three-month periods ended June 30, 2001, and 2000, respectively. In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. to obtain an exclusive license in the United States and Canada to Infergen, (a therapeutic approved by the FDA for the treatment of hepatitis C infections), and the rights to an early stage program to develop a pegylated form of Infergen for a total consideration of $29 million, plus development milestones and royalties. Under the agreement, we also have the exclusive right to clinically develop Infergen for other indications in the United States and Canada. We do not expect the pegylated Infergen program, which is currently in its early stages (approximately 10% completed), to reach the FDA approval stage until 2006 at the earliest, if at all. Based upon a preliminary independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of approximately $23.6 million, was allocated to developed technology and will be amortized over ten years. We will evaluate our intangible assets for impairment on a regular basis.

    The value assigned to acquired in-process research and development was determined by estimating the costs to develop Amgen's purchased in-process research and development into a commercially viable product, currently estimated to be approximately $56 million including development milestones, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. A discount rate of 33% was used for valuing the in-process research and development and is intended to be commensurate with our corporate maturity and the uncertainties in the economic estimates described above. However, there is risk associated with the completion of this project, which includes the inherent difficulties and uncertainties of an early stage drug development program such as lack of efficacy and inability to obtain FDA approval as well as risks related to intellectual property and the impact of potential changes in future target markets. There is no assurance that the project will meet either technological or commercial success. The technology under development has no foreseeable alternative future use.

    The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

    Interest income.  Interest income decreased to $2.1 million for the three-month period ended June 30, 2001, compared to $2.2 million for the three-month period ended June 30, 2000. The decrease in interest income was due to a decrease in funds available for investments as a result of funding our operating loss and product acquisitions made during 2001.

    Interest expense.  Interest expense was $0 for the three-month period ended June 30, 2001, compared to $44,000 for the threemonth period ended June 30, 2000. The decrease in interest expense was due to repayment of the entire balance due to Connetics in the first quarter of 2001.

Six Months Ended June 30, 2001 and 2000

    Revenue.  Total revenues were $13.6 million and $3.1 million for the six-month periods ended June 30, 2001 and 2000, respectively. The revenues in 2001 represent all sales of Actimmune in the United States for the period, worldwide sales of Amphotec for the period from January 5, 2001 (the date we acquired the marketing rights to Amphotec) to June 30, 2001 and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen) to June 30, 2001. The sales in 2000 represent only those sales of Actimmune related to a supply arrangement outside the United States for the three months ended March 31, 2000, and all sales of Actimmune for the three months ended June 30, 2000. Sales for the three-month period ended March 31, 2000 were transacted for Connetics Corporation under the Transition Agreement that was subsequently terminated by the Revenue Adjustment Agreement. The Transition Agreement established an annual contractual baseline for Actimmune sales that has been terminated. Sales transacted for Connetics below the annual contractual baseline were recorded on a net basis, which was zero, and we paid to Connetics any amounts in excess of net revenues less costs to produce and market.

    Cost of goods sold.  We recognized a total of $6.6 million and $1.9 million for the six-month periods ended June 30, 2001 and 2000, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues.

    Amortization of acquired product rights.  We recorded a total of $3.2 million and $1.2 million for the six-month periods ended June 30, 2001 and 2000, respectively. Effective April 1, 2000, we purchased remaining rights to Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights is expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to $2.6 million and $1.2 million for the six-month periods ended June 30, 2001 and 2000, respectively. In addition, we recognized a total of $541,000 for the amortization of other acquired product rights.

    Research and development expenses.  Research and development expenses increased by $9.1 million or 114%, to $17.2 million for the six-month period ended June 30, 2001, compared to $8.1 million for the six-month period ended June 30, 2000. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications and increased staffing and related expenses necessary to manage the expansion of our operations. We expect research and development expenses to increase significantly over the next several years.

    Selling, general and administrative expenses.  Selling, general and administrative expenses were $14.8 million and $7.0 million for the six-month periods ended June 30, 2001 and 2000, respectively, representing an increase of 111%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our sales and administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

    Acquired in-process research and development.  We recorded a one-time charge for acquired in-process research and development of $5.4 million and $0 for the six-month periods ended June 30, 2001, and 2000, respectively. The acquired in-process research and development related to the acquisition of the early stage research pegylation program acquired from Amgen in the second quarter of 2001 (discussed above).

    Interest income.  Interest income increased to $4.8 million for the six-month period ended June 30, 2001, compared to $2.7 million for the same period in 2000. The increase in interest income was due to an increase in the average funds available for investments generated from financing activities in the year 2000.

    Interest expense.  Interest expense decreased to $30,000 for the six-month period ended June 30, 2001, compared to $134,000 for the six-month period ended June 30, 2000. The decrease in interest expense was due to lower liability balances to Connetics and Genentech during the period in 2001.

    Deemed dividend upon issuance of convertible preferred stock.  We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of 4,966,361 shares of Series B redeemable preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair value of our common stock as of January 2000 and determined it to be $12.60 to $14.40 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $27.8 million without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

    For the six-month period ended June 30, 2001, cash expenditures for operating activities were $16.0 million. In addition to cash expenditures for operating activities, we used $4.3 million of cash for the acquisition of leasehold improvements and equipment for our new corporate headquarters located in Brisbane, California. We anticipate that expenditures for operating activities will increase significantly in future periods.

    On January 10, 2001, we paid in cash an upfront license fee totaling $9.0 million to ALZA Corporation for the acquisition of worldwide rights to Amphotec.

    On March 27, 2001, we repaid in full a total of $942,000 to Connetics Corporation as part of the Revenue Adjustment Agreement effective April 1, 2000. The present value of this obligation was included in our current liabilities at December 31, 2000 as $912,000.

    On June 15, 2001, we paid in cash an upfront license fee totaling $21.0 million to Amgen Inc. for the acquisition of rights to Infergen in the United States and Canada and an early stage pegylated interferon product candidate, and are obligated to pay another $8 million under the terms of this agreement.

    At June 30, 2001, we had available cash, cash equivalents and available-for-sale securities of $144.5 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible. We seek to minimize the potential effects of concentration and degrees of risk.

    We believe our existing cash, cash equivalents and short-term investments, together with cash flows will be sufficient to fund our currently planned operating expenses, debt obligations and capital requirements through at least the end of 2003. However, our capital requirements may increase in future periods. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings, additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

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

PART II—OTHER INFORMATION
INTERMUNE, INC.

ITEM 4. Submission of Matters to a Vote of Securities Holders.

    We held our annual meeting of stockholders on May 8, 2001.

    The stockholders elected the board of director nominees for director by the votes indicated:

Nominee	Votes in favor	Votes withheld
Wayne T. Hockmeyer	15,928,995	13,185
Jay P. Shepard	15,928,995	13,185

    The stockholders approved the proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 with 15,940,995 affirmative votes, 800 negative votes, 385 abstentions and zero broker non-votes.

ITEM 6. Exhibits and Reports on Form 8-K.

    (a)  The following exhibits are included herein:

3.4	Certificate of Ownership and Merger, dated as of April 26, 2001.

*10.39	License and Commercialization Agreement, dated as of June 15, 2001, with Amgen Inc.
*
Confidential treatment requested with respect to certain portions of this exhibit. Omitted protions have been filed separately with the Securities and Exchange Commission.

    (b)  Reports on Form 8-K

    On April 27, 2001, we filed a report on Form 8-K related to the name change of the company to InterMune, Inc.

    On June 18, 2001, we filed a report on Form 8-K related to the issuance of three press releases announcing: (1) our license agreement with Amgen Inc. for Infergen, (2) updated financial guidance and (3) the amendment of our Form S-3 registration statement adding a concurrent offering of $125 million of convertible subordinated notes.

    On June 29, 2001, we filed a report on Form 8-K updating our risk factors in connection with our public equity and subordinated debenture offerings.

INTERMUNE, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2001		InterMune, Inc.

By:	/s/ TIMOTHY P. LYNCH Timothy P. Lynch Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)