Form 10-Q
period 2001-09-30
INTERMUNE INC
filed 2001-11-13
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  /x/    No  / /

    As of November 9, 2001, there were 28,360,271 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

This report on Form 10-Q contains 21 pages.

INTERMUNE, INC.

INDEX

Item	Part I. Financial Information		Page number
1.	Financial Statements (unaudited):
	a.	Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3
	b.	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	4
	c.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5
	d.	Notes to Condensed Consolidated Financial Statements	6-10
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		11-18
3.	Quantitative and Qualitative Disclosures about Market Risk		18
	Part II. Other Information
2.	Changes in Securities and Use of Proceeds		19
5.	Other information		19
6.	Exhibits and Reports on Form 8-K		19
	Signatures		20

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

ASSETS

	September 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$310,890	$48,191
Short-term investments, available for sale	85,300	146,329
Accounts receivable, net	2,665	1,800
Inventories	3,605	1,049
Product revenue rights from Connetics	—	2,633
Other current assets and prepaid expenses	3,591	552

Total current assets	406,051	200,554
Property and equipment, net	6,686	845
Acquired product rights, net	31,244	—
Restricted cash balance	1,675	250
Other assets	5,089	—

	$450,745	$201,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,851	$3,874
Other accrued liabilities	6,893	1,974

Total current liabilities	15,744	5,848
Deferred rent	238	—
Convertible subordinated notes	149,500	—
Commitments
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 28,285,548 and 23,897,954 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	28	24
Additional paid-in capital	370,079	239,620
Notes receivable from stockholder	(60)	(95)
Deferred stock compensation	(4,120)	(7,188)
Accumulated other comprehensive income	240	107
Accumulated deficit	(80,904)	(36,667)

Total stockholders' equity	285,263	195,801

	$450,745	$201,649

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Product sales, net:
Actimmune	$10,306	$3,831	$22,513	$6,964
Other	1,010	—	2,373	—

Total net product sales	$11,316	$3,831	$24,886	$6,964
Costs and expenses:
Cost of goods sold	3,915	1,457	10,514	3,397
Amortization of acquired product rights	815	557	3,990	1,777
Research and development	13,645	5,210	30,873	13,275
Selling, general and administrative	9,932	4,534	24,691	11,534
Acquired in-process research and development	—	—	5,400	—

Total costs and expenses	28,307	11,758	75,468	29,983

Loss from operations	(16,991)	(7,927)	(50,582)	(23,019)
Other income (expense):
Interest income	3,853	2,537	8,691	5,232
Interest expense	(2,316)	(27)	(2,346)	(161)

Net loss	$(15,454)	$(5,417)	$(44,237)	(17,948)

Preferred stock accretion				(269)
Deemed dividend on redeemable preferred stock				(27,762)

Net loss applicable to common stockholders				$(45,979)

Historical basic and diluted net loss per common share	$(0.56)	$(0.25)	$(1.80)	$(3.03)

Weighted average shares used in computing historical basic and diluted net loss per common share	27,390	21,757	24,532	15,169

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows used for operating activities:
Net loss	$(44,237)	$(17,948)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation	3,068	5,128
Non-cash stock compensation	1,005	1,172
Accretion of obligations payable to Connetics	30	87
Acquired in-process research and development	5,400	—
Amortization and depreciation	2,043	91
Deferred rent	238	—
Changes in operating assets and liabilities:
Accounts receivable	(865)	(1,125)
Inventories	(2,556)	(368)
Restricted cash	(1,425)	—
Other assets	(3,295)	(643)
Accounts payable	4,977	905
Other accrued liabilities	5,522	(5,242)

Net cash used for operating activities	(30,095)	(17,943)
Cash flows from investing activities:
Purchases of property and equipment	(6,274)	(830)
Acquisition of product rights	(36,000)	—
Purchases of available-for-sale securities	(220,577)	(97,687)
Sales and maturities of available-for-sale securities	281,739	42,178

Net cash provided (used) by investing activities	18,888	(56,339)
Cash flows from financing activities:
Return of capital to parent (Connetics)	—	(1,000)
Proceeds from issuance of common stock, net	129,458	186,750
Proceeds from convertible subordinated notes, net	144,413	—
Repayment of notes receivable from stockholder	35	—
Proceeds from redeemable preferred stock, net	—	26,176

Net cash provided by financing activities	273,906	211,926

Net increase in cash and cash equivalents	262,699	137,644
Cash and cash equivalents at beginning of period	48,191	3,772

Cash and cash equivalents at end of period	$310,890	$141,416

Supplemental disclosure of cash flow information:
Short-term obligation return on capital (Connetics)	—	$500
Deferred stock compensation	—	$8,583
Accrued product rights payable to Amgen	$2,000	—

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Principles of consolidation

    The consolidated financial statements include the accounts of Intermune and its wholly owned subsidiaries, (Intermune Canada Inc., and Intermune Ltd). All intercompany accounts and transactions have been eliminated.

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

Cash, cash equivalents and short-term investments

    Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months. We consider investments with maturities beyond three months at the date of acquisition to be short-term investments. Cash equivalents and short-term investments are carried at fair value, with unrealized gains and losses, net of tax, as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

    Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

    Investment securities are classified as available-for-sale and unrealized holding gains and losses are included in comprehensive income (loss). In accordance with Statement of Financial Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, realized gains or losses, calculated based on the specific identification method, were not material for any period. Unrealized gains total $240,000 at September 30, 2001 and $107,000 at December 31, 2000.

Foreign currency risk

    We purchase commercial and clinical supplies from a foreign vendor and pay the vendor in a foreign currency. This exposes us to foreign currency exchange rate risk, which is monitored by us as part of our overall risk management program. There are no other significant sources of foreign currency exchange risk. We do not currently hedge this risk.

Inventories

    Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

(in thousands)	September 30, 2001	December 31, 2000
Raw materials	$1,404	$—
Finished goods	2,201	1,049

	$3,605	$1,049

Other accrued liabilities

    Other accrued liabilities consist of the following:

(in thousands)	September 30, 2001	December 31, 2000
Accrued payroll	$1,714	$638
Accrued interest	2,049	—
Other accrued liabilities	1,130	424
Payable to Amgen	2,000	—
Payable to Connetics	—	912

	$6,893	$1,974

Comprehensive income (loss)

    InterMune has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The only component of other comprehensive income is unrealized gains and losses on available-for-sale securities. During the three-month periods ended September 30, 2001 and 2000, total comprehensive loss amounted to $15,200,000 and $5,401,000, respectively, and for the nine-month periods ended September 30, 2001 and 2000, total comprehensive loss amounted to $44,104,000 and $17,964,000, respectively.

Net loss per share

    In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of preferred stock and convertible debt have been excluded from historical diluted loss per share because of their anti-dilutive effect.

    Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of our initial public offering on March 24, 2000 (using the as-if converted method from original date of issuance). The pro forma net loss per share for the nine-month period ended September 30, 2000, includes the impact of the deemed preferred stock dividend and excludes the preferred stock accretion.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Historical basic and diluted:
Net loss	$(15,454)	$(5,417)	$(44,237)	$(17,948)
Preferred stock accretion	—	—	—	(269)
Deemed dividend to preferred shareholders	—	—	—	(27,762)

Net loss allocable to common stockholders	$(15,454)	$(5,417)	$(44,237)	$(45,979)

Weighted-average shares of common stock outstanding	28,090	22,864	25,320	16,348
Less: weighted-average shares subject to repurchase	(700)	(1,107)	(788)	(1,179)

Weighted-average shares used in computing basic and diluted net loss per common share	27,390	21,757	24,532	15,169

Basic and diluted net loss per common share	$(0.56)	$(0.25)	$(1.80)	$(3.03)

Pro forma basic and diluted:
Net loss allocable to common stockholders	$(15,454)	$(5,417)	$(44,237)	$(45,979)
Add: preferred stock accretion	—	—	—	269

Net loss before preferred stock Accretion	$(15,454)	$(5,417)	$(44,237)	$(45,710)

Shares used above	27,390	21,757	24,532	15,169
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	—	—	3,775

Weighted-average shares used in computing pro forma basic and diluted net loss per common share	27,390	21,757	24,532	18,944

Pro forma basic and diluted net loss per common share	$(0.56)	$(0.25)	$(1.80)	$(2.41)

Product acquisition costs

    Initial payments for the acquisition of products that, at the time of acquisition by InterMune, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life would be adjusted when appropriate. Accumulated amortization of these costs was $1.4 million at September 30, 2001.

Product acquisition activity and new agreements

    In January 2001, we acquired worldwide rights to Amphotec® from ALZA Corporation. The transaction terms include an upfront license fee of $9.0 million that has been capitalized, milestone payments based upon sales levels and the development of Amphotec® in combination with Actimmune®, and royalties payable upon net sales levels. Amphotec® is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection.

    In May 2001, we entered into a joint development and commercialization agreement for Moli1901, a drug compound under development with MoliChem Medicines, Inc. We paid an upfront license fee of $1.5 million to MoliChem, and we are obligated to pay MoliChem one-time payments on the achievement of certain milestones. The parties will jointly fund the development and commercialization of Moli1901 for all diseases worldwide, starting with cystic fibrosis, sharing profits on any resulting products in proportion to the parties' financial contribution to their development and commercialization. MoliChem will lead the development efforts, and we will lead the commercialization efforts for Moli1901.

    In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. and obtained an exclusive license in the United States and Canada to Infergen®, and the rights to an early stage program to develop a pegylated form of Infergen for a total consideration of $29 million, plus development milestones and royalties. Under the agreement, we also have the exclusive right to develop Infergen for other indications in the United States and Canada. The in-process research and development program for pegylated Infergen is in its early stages, has not reached technological feasibility and has no foreseeable alternative future use. Based upon an independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of $23.6 million was allocated to developed technology and will be amortized over ten years. We will evaluate our intangible assets for impairment on a regular basis. The valuation of in-process research and development was based on a discounted cash flow methodology, and the estimates used in the valuation were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

    In September 2001, we entered into a license and collaboration agreement with Maxygen Holdings, Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next-generation interferon gamma products. We will fund optimization and development of the next-generation interferon gamma products, and retain exclusive worldwide commercialization rights for all human therapeutic indications. Payments to Maxygen could exceed $60 million for up-front license fees, full research funding, and development and commercialization milestone payments. In addition, Maxygen will receive royalties on product sales.

    In September 2001, we agreed to acquire the exclusive worldwide rights to develop, manufacture and commercialize Oritavancin from Eli Lilly and Company. Oritavancin is a semi-synthetic glycopeptide antibiotic in development for the treatment of a broad range of resistant gram-positive bacterial infections. In October 2001, we received approval by the U.S. Federal Trade Commission under the Hart-Scott-Rodino Act and paid to Eli Lilly a license fee of $50 million. We will also pay Eli Lilly milestone fees upon achievement of various development milestones and royalties upon commercialization of the products. From March 2002 through March 2004, Eli Lilly has an option to reduce the agreed royalty percentages by the payment to Eli Lilly of $15 million. The license fee of $50 million will be expensed as acquired in-process research and development in the fourth quarter of 2001 since the Oritavancin program is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future use.

Sale of Equity

    On July 5, 2001, we completed a follow-on public offering of 4,295,896 shares of common stock, including the underwriters' exercise in full of their over-allotment option, at a price of $32.00 per share, raising $137.5 million in gross proceeds. We received net proceeds of $129.0 million after deducting underwriting fees of $7.9 million and related expenses of $0.6 million.

Convertible Subordinated Notes

    Concurrent with the secondary public offering, we also completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due July 15, 2006, including notes issued pursuant to the underwriters' exercise of their over-allotment option. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $38.40 per share subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in January and July. We can redeem all or a portion of the notes at any time on or after July 15, 2004. We received net proceeds of $144.4 million after deducting underwriting fees of $4.5 million and related expenses of $0.6 million. As of September 30, 2001, the fair value of these notes approximated $181.5 million.

Stockholders Rights Plan

    In July 2001, our Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 3, 2001 will receive rights to purchase shares of a new series of the Company's preferred stock. The rights will be distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 20% or more of InterMune's common stock or announces a tender offer for 20% or more of the common stock. If a person acquires 20% or more of InterMune's common stock, all rights holders except the buyer will be entitled to acquire InterMune's common stock at a discount. The effect will be to discourage acquisitions of 20% or more of InterMune's common stock without negotiations with InterMune's Board of Directors.

New accounting standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 provides for, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not believe that the adoption of SFAS 142 will have a significant impact on our financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

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

    In September 2001, we agreed to acquire the exclusive worldwide rights to develop, manufacture and commercialize Oritavancin from Eli Lilly and Company. Oritavancin is a semi-synthetic glycopeptide antibiotic in development for the treatment of a broad range of resistant gram-positive bacterial infections. In October 2001, we received approval by the U.S. Federal Trade Commission under the Hart-Scott-Rodino Act and paid to Eli Lilly a license fee of $50 million. We will also pay Eli Lilly milestone fees upon achievement of various development milestones and royalties upon commercialization of the products. From March 2002 through March 2004, Eli Lilly has an option to reduce the agreed royalty percentages by the payment to Eli Lilly of $15 million. The license fee of $50 million will be expensed as acquired in-process research and development in the fourth quarter of 2001 since the Oritavancin program is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future use.

    In September 2001, we entered into a license and collaboration agreement with Maxygen Holdings, Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next-generation interferon gamma products. We will fund optimization and development of the next-generation interferon gamma products, and retain exclusive worldwide commercialization rights for all human therapeutic indications. Payments to Maxygen could exceed $60 million for up-front license fees, full research funding, and development and commercialization milestone payments. In addition, Maxygen will receive royalties on product sales.

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

    In May 2001, we entered into a joint development and commercialization agreement for Moli1901, a drug compound under development with MoliChem Medicines, Inc. We paid an upfront license fee of $1.5 million to MoliChem, and we are obligated to pay MoliChem one-time payments on the achievement of certain milestones. The parties will jointly fund the development and commercialization of Moli1901 for all diseases worldwide, starting with cystic fibrosis, sharing profits on any resulting products in proportion to the parties' financial contribution to their development and commercialization. MoliChem will lead the development efforts, and we will lead the commercialization efforts for Moli1901.

    In March 2001, we formed an international strategic partnership with Boehringer Ingelheim International GmbH, to develop and commercialize interferon gamma-1b under Boehringer Ingelheim's trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD), osteopetrosis and ovarian cancer, which was added as an indication in August 2001 by an amendment to the agreement. Under the agreement, InterMune will fund and manage clinical and regulatory development of interferon gamma-1b for all indications. Boehringer Ingelheim has an option to exclusively promote Imukin®, and we may opt to promote the product where Boehringer Ingelheim does not do so. Furthermore, both companies will share in the profits from commercializing interferon gamma-1b through a specified royalty schedule.

    In January 2001, we acquired worldwide rights to Amphotec® from ALZA Corporation. The transaction terms included an upfront license fee of $9.0 million, milestone payments based upon sales levels and the development of Amphotec® in combination with Actimmune®, and royalties payable upon net sales levels. Amphotec® is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection.

    We have sustained losses on a quarterly and an annual basis since inception. As of September 30, 2001, we had an accumulated deficit of $80.9 million. Our net losses from operations were $50.6 million for the nine-month period ended September 30, 2001, and $23.0 million for the same period in 2000. These losses resulted from significant costs incurred in the development and marketing of our products and acquired in-process research and development charges.

    Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations. We expect that our expenses for research and development expenses will increase as we continue clinical development of our products and other expenses will increase as we expand our operations domestically and internationally. As a result, we expect to incur losses for the foreseeable future.

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

    Total sales of Actimmune were $22.5 million and $8.8 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Sales for the three-month period ended March 31, 2000, were reported by us on a net basis (equivalent to zero). Product sales as reported by InterMune for either the three- or nine-month periods ended September 30, 2001 or 2000, respectively, are not necessarily indicative of product sales for any future period.

Results of Operations

Three Months Ended September 30, 2001 and 2000

    Revenue.  Total revenues were $11.3 million and $3.8 million for the three month-periods ended September 30, 2001 and 2000, respectively. The 2001 revenues represent sales of Actimmune and Infergen in the United States, and worldwide sales of Amphotec. The 2000 revenues consist of sales of only Actimmune in the United States for the period.

    Cost of goods sold.  We recognized a total of $3.9 million and $1.5 million for the three-month periods ended September 30, 2001 and 2000, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues.

    Amortization of acquired product rights.  We recorded a total of $0.8 million and $0.6 million for the three-month periods ended September 30, 2001 and 2000, respectively. The charge in 2001 principally related to product rights acquired in 2001. The charge in 2000 related to rights acquired from Connetics Corporation in June 2000 for all Actimmune revenues and related expenses.

    Research and development expenses.  Research and development expenses increased by $8.4 million or 162%, to $13.6 million for the three-month period ended September 30, 2001, compared to $5.2 million for the three-month period ended September 30, 2000. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications, a license fee paid to Maxygen Holdings Ltd. to develop and commercialize novel, next-generation interferon gamma products and increased staffing and related expenses necessary to manage the expansion of our operations. We expect research and development expenses to increase significantly over the next several years.

    Selling, general and administrative expenses.  Selling, general and administrative expenses were $9.9 million and $4.5 million for the three-month periods ended September 30, 2001 and 2000, respectively, representing an increase of 119%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our sales and administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

    Interest income.  Interest income increased to $3.9 million for the three-month period ended September 30, 2001, compared to $2.5 million for the three-month period ended September 30, 2000. The increase in interest income was due to an increase in funds available for investments as a result of completing debt and equity financings in July 2001.

    Interest expense.  Interest expense was $2.3 million for the three-month period ended September 30, 2001 compared to $27,000 for the three-month period ended September 30, 2000. The increase in interest expense in 2001 was primarily due to the issuance of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes issued in July 2001.

Nine Months Ended September 30, 2001 and 2000

    Revenue.  Total revenues were $24.9 million and $7.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively. The revenues in 2001 represent sales of Actimmune in the United States for the period, worldwide sales of Amphotec for the period from January 5, 2001 (the date we acquired the marketing rights to Amphotec) and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen). The sales in 2000 represent sales of Actimmune related to a supply arrangement outside the United States up to March 31, 2000, and thereafter, all sales of Actimmune under this supply arrangement and in the United States. Sales for the three-month period ended March 31, 2000 were transacted for Connetics Corporation under the Transition Agreement that was subsequently terminated by the Revenue Adjustment Agreement. The Transition Agreement established an annual contractual baseline for Actimmune sales. Sales transacted for Connetics below the annual contractual baseline were recorded on a net basis, which was zero, and we paid to Connetics any amounts in excess of net revenues less costs to produce and market.

    Cost of goods sold.  We recognized a total of $10.5 million and $3.4 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues.

    Amortization of acquired product rights.  We recorded a total of $4.0 million and $1.8 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Effective April 1, 2000, we purchased remaining rights to Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights is expensed based upon product units shipped under the previous contractual unit baseline through March 31, 2001. This amounted to $2.6 million and $1.8 million for the nine-month periods ended September 30, 2001 and 2000, respectively. In addition, we recognized a total of $1.4 million for the amortization of other acquired product rights for the nine-month period ended September 30, 2001.

    Research and development expenses.  Research and development expenses increased by $17.6 million or 133%, to $30.9 million for the nine-month period ended September 30, 2001, compared to $13.3 million for the nine-month period ended September 30, 2000. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications, a license fee paid to Maxygen Holdings Ltd to develop and commercialize novel next-generation interferon gamma products, a license fee paid to Molichem Medicines and increased staffing and related expenses necessary to manage the expansion of our operations. We expect research and development expenses to increase significantly over the next several years.

    Selling, general and administrative expenses.  Selling, general and administrative expenses were $24.7 million and $11.5 million for the nine-month periods ended September 30, 2001 and 2000,

respectively, representing an increase of 114%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our sales and administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

    Acquired in-process research and development.  We recorded a one-time charge for acquired in-process research and development of $5.4 million for the nine-month periods ended September 30, 2001. In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. to obtain an exclusive license in the United States and Canada to Infergen, (a therapeutic approved by the FDA for the treatment of hepatitis C infections), and the rights to an early stage program to develop a pegylated form of Infergen for a total consideration of $29 million, plus development milestones and royalties. Under the agreement, we also have the exclusive right to clinically develop Infergen for other indications in the United States and Canada. We do not expect the pegylated Infergen program, which is currently in its early stages (approximately 10% completed), to reach the FDA approval stage until 2006 at the earliest, if at all. Based upon an independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of $23.6 million, was allocated to developed technology and will be amortized over ten years. We will evaluate our intangible assets for impairment on a regular basis.

    The value assigned to acquired in-process research and development was determined by estimating the costs to develop Amgen's purchased in-process research and development into a commercially viable product, currently estimated to be approximately $56 million including development milestones, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. A discount rate of 33% was used for valuing the in-process research and development and is intended to be commensurate with the risk of the program, our corporate maturity and the uncertainties in the economic estimates described above. However, there is risk associated with the completion of this project, which includes the inherent difficulties and uncertainties of an early stage drug development program, such as lack of efficacy and inability to obtain FDA approval, as well as risks related to intellectual property and the impact of potential changes in future target markets. There is no assurance that the project will meet either technological or commercial success. The technology under development has no foreseeable alternative future use.

    The estimates we used in valuing in-process research and development were based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

    Interest income.  Interest income increased to $8.7 million for the nine-month period ended September 30, 2001, compared to $5.2 million for the same period in 2000. The increase in interest income was due to an increase in the average funds available for investments generated from debt and equity financing activities in July 2001.

    Interest expense.  Interest expense increased to $2.3 million for the nine-month period ended September 30, 2001, compared to $161,000 for the nine-month period ended September 30, 2000. The increase in interest expense in 2001 was primarily due to the issuance of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes issued in July 2001.

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

Liquidity and Capital Resources

    We have financed our operations to date primarily through proceeds from private and public equity financings, convertible subordinated notes and sales of our products. At September 30, 2001, we had available cash, cash equivalents and available-for-sale securities of $396.2 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible. We seek to minimize the potential effects of concentration and degrees of risk.

    Cash used in operations for the nine-month periods ended September 30, 2001 and 2000, were $30.1 million and $17.9 million, respectively. The increase in cash used in operations was principally due to an increase in the net loss in 2001, offset by an increase in non-cash charges, amortization of acquired product rights acquired in 2001, a one time in-process research and development charge of $5.4 million, and a net increase in operating assets and liabilities. The net increase in operating assets and liabilities in 2001 is comprised of an increase in accounts receivable due to increased product sales, an increase in inventories from the acquisition of two products during 2001, an increase in restricted cash in the form of a letter of credit required for our new headquarters facility, an increase in other assets and prepaid expenses, an increase in accounts payable and an increase in other accrued liabilities principally comprised of increases in accrued payroll, accrued interest on the subordinated notes and amount owed to Amgen Inc. for the acquisition of Infergen.

    Investing activities provided $18.9 million in cash during the nine-month period ended September 30, 2001, due in part to sales of $281.7 million of short-term investments offset by $220.6 million of short term investment purchases, purchases of property and equipment of $6.3 million primarily for our new headquarters and $36.0 million used on the acquisition of product rights for Amphotec and Infergen.

    Cash provided by financing activities of $273.9 million for the nine months ended September 30, 2001 included $129.5 million received from the issuance of common stock in an equity offering and stock option exercises and $144.4 million net proceeds received from the issuance of convertible subordinated notes.

    In October 2001, we paid $50 million to Eli Lilly and Company upon the closing of the transaction in which we acquired the rights to Oritavancin.

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

Risk Factors

    An investment in our common stock is risky. Investors should carefully consider the following risks, as well as further description and discussion of these risks contained in the "Additional Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, and our filing of periodic reports on Forms 10-K, 10-Q and 8-K, which description and discussion is incorporated herein by reference:

  •
  We are an early stage company and may not succeed in our development efforts.

  •
  Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials.

  •
  If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that Actimmune or any of our other products is safe and effective for the treatment of additional diseases, the regulatory authorities will not permit us to market Actimmune or any of our other products for those diseases.

  •
  If we are unable to contract with third parties to manufacture Actimmune in sufficient quantities, on a timely basis or at an acceptable cost, we may be unable to meet demand for Actimmune and may lose potential revenues.

  •
  We may not be able to obtain, maintain and protect certain proprietary rights necessary for the development and commercialization of our products.

  •
  Even if regulatory authorities approve Actimmune for the treatment of the diseases we are targeting, Actimmune may not be marketed or commercially successful.

  •
  If third-party payors do not provide coverage or reimburse patients for Actimmune, our revenues and prospects for profitability will suffer.

  •
  The pricing and profitability of our products may be subject to control by the government and other third-party payors.

  •
  Even if Actimmune is proven to be safe and effective for additional diseases, the actual maximum market opportunity associated with the treatment of these diseases may be much lower than our current estimates.

  •
  Discoveries or developments of new technologies by established drug companies or others may make Actimmune obsolete.

  •
  We rely on third parties to conduct clinical trials for Actimmune, and those third parties may not perform satisfactorily.

  •
  There are significant regulatory, supply, intellectual property and competitive barriers to entry that may prevent us from successfully marketing or developing Infergen for the chronic hepatitis C infections market.

  •
  Although we recently relaunched Amphotec, this product may not be commercially successful.

  •
  If we are unable to contract with third parties to manufacture Infergen or Amphotec in sufficient quantities, on a timely basis or at an acceptable cost, we may be unable to meet demand for Infergen or Amphotec and may lose potential revenues.

  •
  If the FDA withdraws its approval of our products for any disease for which they have been approved, we could no longer market our products for that disease, and our revenues would decline.

  •
  If product liability lawsuits are brought against us, we may incur substantial liabilities.

  •
  Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

  •
  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

  •
  If we continue to incur net losses for a period longer than we anticipate, we may be unable to continue our business.

  •
  If notes are issued in the concurrent convertible subordinated notes offering, our indebtedness and debt service obligations may adversely affect our cash flow.

  •
  If a change in control occurs, we may be required to redeem any notes issued in the concurrent convertible subordinated notes offering.

  •
  If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their best interests and not necessarily those of other stockholders.

  •
  We have implemented anti-takeover provisions which could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

  •
  Our stock price may be volatile, and your investment in our stock could decline in value.

  •
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

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2001	2002	2003	2004	2005	2006	Total	Fair value at September 30, 2001
	(in millions)
Assets:
Available-for-sale securities	$338.3	$54.0	—	—	—	—	$392.3	$393.6
Average interest rate	2.2%	3.4%	—	—	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	—	—	$149.5	$149.5	$181.5
Average Interest Rate	—	—	—	—	—	5.75%	—	—

    We make certain payments for goods and services in foreign currencies, predominately the Euro. We also have foreign subsidiaries for which activities to date have been negligible. We do not believe that we currently have significant exposure to foreign currency exchange rate risks, and we do not use derivative financial instruments to mitigate this exposure.

PART II—OTHER INFORMATION

INTERMUNE, INC.

ITEM 2. Changes in Securities and Use of Proceeds.

  Sale of Equity

  On July 5, 2001, we completed a follow-on public offering of 4,295,896 shares of common stock, including the underwriters' exercise in full of their over-allotment option, at a price of $32.00 per share, raising $137.5 million in gross proceeds. We received net proceeds of $129.0 million after deducting underwriting fees of $7.9 million and related expenses of $0.6 million. Lehman Brothers Inc. was the managing underwriter for this offering.

  Convertible Subordinated Notes

  Concurrent with the secondary public offering, we also completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due July 15, 2006, including notes issued pursuant to the underwriters' exercise of their over-allotment option. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $38.40 per share subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in January and July. We can redeem all or a portion of the notes at any time on or after July 15, 2004. We received net proceeds of $144.4 million after deducting underwriting fees of $4.5 million and related expenses of $0.6 million. As of September 30, 2001, the fair value of these notes approximated $181.5 million. Lehman Brothers Inc. was the managing underwriter for this offering.

ITEM 5. Other information

  In August 2001, in connection with our acquisition of Oritavancin, we entered into a consulting agreement with the SGO Group LLC, of which Nicholas J. Simon, III, one of our directors, is a member and received compensation.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)
  The following exhibits are included herein:
(10.40)	Letter Amendment, dated as of August 1, 2001, to Development and Marketing Agreement (dated as of March 23, 2001), between Registrant and Boehringer Ingleheim GmbH.
(10.41)	Agreement for Consulting Services, dated as of August 1, 2001, between Registrant and The SGO Group LLC.
(10.42)	Asset Purchase and License Agreement, dated as of September 19, 2001, between Registrant and Eli Lilly Company.
  (b)
  Reports on Form 8-K:

    On July 10, 2001, we filed on Form 8-K, relating to an Indenture, dated as of July 5, 2001, between InterMune, Inc. and The Bank of New York, as Trustee.

    On July 18, 2001, we filed on Form 8-K, relating to the approval by the Board of Directors of the adoption of a stockholder Rights Agreement.

    On September 19, 2001, we filed on Form 8-K, relating to third-party manufacturing of Actimmune.

INTERMUNE, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2001	InterMune, Inc.

By:	/s/ TIMOTHY P. LYNCH Timothy P. Lynch Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

INTERMUNE, INC. INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTERMUNE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except share and per share data)
INTERMUNE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share data)
INTERMUNE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERMUNE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION INTERMUNE, INC.
  ITEM 2. Changes in Securities and Use of Proceeds.
  ITEM 5. Other information
  ITEM 6. Exhibits and Reports on Form 8-K.
INTERMUNE, INC. SIGNATURES