Form 10-K
period 2001-12-31
INTERMUNE INC
filed 2002-03-21
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended: December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to                             .

Commission File Number: 0-29801

INTERMUNE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

94-3296648
(I.R.S. employer identification no.)

(415) 466-2200
(Registrant's telephone number, including area code)

3280 Bayshore Blvd., Brisbane, CA 94005
(Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☐

As of March 15, 2002, the aggregate market value (based upon the closing sales price of such stock as reported in The Nasdaq Stock Market on such date) of the voting stock held by non-affiliates of the Registrant was $658,530,792. (Excludes 13,149,902 shares outstanding at March 15, 2002 of the Registrant's Common Stock held by directors, executive officers and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.)

As of March 15, 2002, the number of outstanding shares of the Registrants' Common Stock was 31,503,603.

PART 1

ITEM 1. BUSINESS

Forward Looking Statements and Risk Factors

        This report on Form 10-K contains forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are included, for example, in the discussions about:

  •
  our strategy;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product development;

  •
  our research and development expenses and other expenses; and

  •
  our operational and legal risks.

        These statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under "Risk Factors, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

        We are developing and commercializing innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have three marketed products, growing product revenues and advanced-stage clinical programs addressing a range of diseases with attractive commercial markets.

        Our three marketed products are Actimmune, Infergen and Amphotec. Actimmune is approved in the United States for two rare congenital disorders. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We market Amphotec worldwide for the treatment of invasive aspergillosis. Our total product revenues increased 257% to $40.0 million for the year ended December 31, 2001 from $11.2 million for the year ended December 31, 2000.

        We have three products in development that we believe target significant market opportunities:

  •
  Actimmune, for the treatment of idiopathic pulmonary fibrosis, a life-threatening lung condition characterized by progressive scarring, or fibrosis, of the lungs; we estimate that the maximum U.S. market opportunity for the treatment of idiopathic pulmonary fibrosis is $2.5 billion per year;

  •
  oritavancin, for the treatment of Gram-positive bacterial infections, a major cause of bloodstream and skin infections; we estimate that the maximum worldwide market opportunity for the treatment of Gram-positive bacterial infections is $3.5 billion per year; and

  •
  PEG-Infergen, for the treatment of chronic hepatitis C infections; we estimate that the maximum U.S. market opportunity for the treatment of chronic hepatitis C infections will be $3.0 billion per year by 2006.

        We plan to independently develop and commercialize Actimmune for multiple diseases in the United States, Canada and Japan. The active ingredient of Actimmune is interferon gamma-1b.

Through our strategic partnership with Boehringer Ingelheim International GmbH, we plan to develop and commercialize Imukin, Boehringer Ingelheim's tradename for interferon gamma-1b, for multiple diseases in Europe and other major markets.

        We are pursuing the following product development programs:

Program	Clinical Status
ACTIMMUNE
Idiopathic pulmonary fibrosis	Phase III trial ongoing
Cancer
• Ovarian	Phase III trial ongoing
• Non-Hodgkin's lymphoma	Phase II trial planned to commence in 2002
Systemic fungal infections
• Cryptococcal meningitis	Phase III trial planned to commence in 2002
• Invasive aspergillosi	Phase II trial planned to commence in 2002
Liver fibrosis	Phase II trial ongoing
Mycobacterial infections
• Atypical mycobacteria infections	Phase II trial ongoing
Cystic fibrosis	Phase II trial ongoing
NEXT-GENERATION INTERFERON GAMMA	Preclinical studies
ORITAVANCIN
Complicated skin and skin-structure infections	Phase III trial ongoing
Nosocomial pneumonia	Two Phase III trials planned to commence in 2002
Bacteremia	Phase II trial ongoing
INFERGEN
Chronic hepatitis C infections	Multiple Phase IV trials ongoing and planned to commence in 2002
PEG-INFERGEN
Chronic hepatitis C infections	Preclinical studies
MOLI1901 (Duramycin)
Cystic fibrosis	Phase I trial ongoing
PA MONOCLONAL ANTIBODY
Pseudomonas aeruginosa infection	Preclinical studies

Our Strategy

        Our objective is to become a leading global biopharmaceutical company. We intend to grow our product revenues by capitalizing on the opportunities presented by our marketed products and by developing and commercializing new products. The key elements of our strategy for achieving these objectives include:

        Increase sales of marketed products.    In 2001, our total product revenues increased 257% to $40.0 million from $11.2 million for the year ended December 31, 2000, including sales of Actimmune in 2001 of $36.3 million. We plan to continue to increase sales by heightening awareness of Actimmune through physician education, including speaker programs, medical symposia and continuing medical education programs, and through our field specialists. Actimmune is approved by the FDA for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Available clinical data and publications reviewing the clinical data, including The New England Journal of Medicine, indicate the potential effectiveness of Actimmune for additional diseases, such as idiopathic pulmonary fibrosis.

The increased sales of Actimmune in 2001 resulted in part from physicians prescribing Actimmune for the treatment of idiopathic pulmonary fibrosis and other diseases, and we expect that our future sales may increase due to this physician practice.

        We believe that our strategic partnership with Boehringer Ingelheim to develop and commercialize Imukin, Boehringer Ingelheim's tradename for interferon gamma-1b, outside the United States, Canada and Japan has the potential to provide us with royalty revenues. In January 2002, we announced the relaunch of Infergen for the treatment of chronic hepatitis C infections. We believe that the unmet need for effective, chronic hepatitis C infection treatments provides a significant opportunity for revenue growth. We recently commenced marketing of Amphotec, which may also contribute to our revenue growth.

        Expand our sales and marketing organization to serve pulmonologists, gastroenterologists and oncologists.    We are developing a sales and marketing organization to support the approximately 6,000 pulmonologists, 4,000 gastroenterologists who treat liver disease and 7,000 oncologists practicing in the United States. Pulmonologists are physicians who generally treat idiopathic pulmonary fibrosis; gastroenterologists are physicians who treat diseases of the liver including hepatitis C infections; and oncologists are physicians who generally treat cancer. We believe that a focused marketing organization and a specialized sales force can effectively serve these physicians, who are primarily hospital based and concentrated in major metropolitan areas. In January 2002, we expanded the number of our field specialists from 60 to 108.

        Expand the number of diseases for which the FDA approves Actimmune and Infergen for treatment, and obtain FDA approval of oritavancin and PEG-Infergen.    We plan to develop Actimmune, oritavancin and Infergen for a number of diseases where preclinical studies and clinical trials have shown evidence that they are potentially effective treatments. Some of the diseases for which Actimmune has demonstrated therapeutic activity include idiopathic pulmonary fibrosis, ovarian cancer, systemic fungal infections, liver fibrosis and mycobacterial infections. We believe that the risks and time required to obtain FDA approval of Actimmune for new diseases may be reduced because of its established safety profile. We also believe that the life-threatening nature of some of the diseases that we intend to treat may help us obtain accelerated, or fast track, designation for Actimmune for some of these diseases. We recently obtained fast track designation from the FDA for Actimmune in the treatment of idiopathic pulmonary fibrosis. Infergen has development potential in additional therapies for hepatitis C infections and additional diseases, such as hepatitis B infections and cancer. We believe that PEG-Infergen has significant potential to compete with other pegylated treatments for chronic hepatitis C infections. In addition, oritavancin has development potential for Gram-positive bacterial infections, including strains resistant to many antibiotics.

        Continue to in-license or acquire preclinical and development-stage programs and FDA-approved products.     We plan to continue to in-license and acquire rights to additional programs and products, especially those for the treatment of life-threatening pulmonary and infectious diseases and cancer. To date, we have in-licensed or acquired rights to Actimmune, oritavancin, Infergen, Amphotec, Moli1901 and our pseudomonas aeruginosa monoclonal antibody program. We believe that our development expertise and focus, as well as our financial and commercial resources, will provide us with significant opportunities to continue to in-license or acquire and develop additional products and programs from pharmaceutical and biotechnology companies, as well as from research and academic institutions.

        Invest in applied research to help us develop new products and bring them to market.    We are developing an internal applied research group focused on the preclinical development of compounds that are 6 to 24 months from human testing. The applied research group will seek to validate early stage product candidates, characterize and optimize compounds and advance them to clinical development. In addition, this group will explore additional formulations and mechanisms of action to enable us to further develop our marketed and late-stage products. We are building basic biology and chemistry labs, forming a scientific advisory board and continuing to add significant personnel with research expertise.

Actimmune

        Our lead product, Actimmune, is approved by the FDA for the treatment of two rare congenital disorders: chronic granulomatous disease and severe, malignant osteopetrosis. We believe that our most significant near-term opportunity is for Actimmune in the treatment of idiopathic pulmonary fibrosis, which we estimate to afflict approximately 50,000 persons in the United States. We are conducting a Phase III pivotal clinical trial to test the efficacy of Actimmune for the treatment of this disease. We are also conducting or planning additional clinical trials of Actimmune for the treatment of ovarian cancer, non-Hodgkin's lymphoma, cryptococcal meningitis, invasive aspergillosis, liver fibrosis, atypical mycobacterial infections and cystic fibrosis. We have rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan, and we are collaborating with Boehringer Ingelheim, which has similar rights in Europe and the rest of the world, to develop and commercialize Imukin. See "—License and Other Agreements."

        The active ingredient in Actimmune is interferon gamma-1b. Interferons, such as interferon gamma-1b, are members of two families of related proteins that are secreted by a variety of cells in the body. Interferon alpha and interferon beta, which are included in one family, have been approved by the FDA and other regulatory authorities and are currently marketed for the treatment of diseases such as hepatitis B infections, chronic hepatitis C infections and multiple sclerosis. However, interferon alpha and interferon beta are associated with serious adverse side effects that may result in discontinuation of therapy. Interferon gamma, which is included in a separate family of interferons, is biologically distinct from interferon alpha and interferon beta. Interferon gamma has a superior safety profile as compared to interferon alpha and interferon beta because it results in fewer and less severe adverse side effects.

        Actimmune performs two important activities in the human body. First, Actimmune regulates the activity of the body's scar-forming cells, called fibroblasts. Actimmune directly blocks the multiplication of fibroblasts and also inhibits the production and action of TGF-beta, a potent scar-inducing molecule. The result of these actions is the prevention of excessive scarring, which is known as anti-fibrotic activity. The anti-fibrotic activity of Actimmune has been demonstrated in both preclinical studies and in clinical trials. For example, we are pursuing our Phase III pivotal clinical trial using Actimmune for the treatment of idiopathic pulmonary fibrosis because prior clinical trials have demonstrated its anti-fibrotic activity.

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

        Chronic granulomatous disease.    Actimmune is currently approved for the treatment of chronic granulomatous disease, a life-threatening congenital disorder that causes patients, mainly children, to be vulnerable to severe, recurrent bacterial and fungal infections. This results in frequent and prolonged hospitalizations and commonly results in death. In 1990, Actimmune was approved by the FDA for the treatment of chronic granulomatous disease based on its ability to reduce the frequency and severity of serious infections associated with this disease. In clinical trials, patients treated with Actimmune had 67% fewer disease-related infections and hospitalizations compared to the placebo group.

        There are approximately 400 patients with chronic granulomatous disease in the United States, and Actimmune is the only FDA-approved drug for the disease. Based on the indicated dosage levels of 100 micrograms of Actimmune three times per week, the annual cost per patient is approximately $25,000. Accordingly, we believe that chronic granulomatous disease represents a maximum market opportunity of approximately $10 million per year in the United States for Actimmune.

        Severe, malignant osteopetrosis.    Actimmune is approved for the treatment of severe, malignant osteopetrosis, a life-threatening, congenital disorder that results in increased susceptibility to infection and an overgrowth of bony structures that may lead to blindness and/or deafness. In February 2000, the FDA approved Actimmune for the treatment of severe, malignant osteopetrosis. Severe, malignant osteopetrosis primarily affects children, and Actimmune is the only FDA-approved drug for this disease.

        We estimate that there are approximately 400 patients with severe, malignant osteopetrosis in the United States for whom treatment with Actimmune may be appropriate. Based on the indicated dosage levels of 100 micrograms of Actimmune three times per week, the annual cost per patient is approximately $25,000. Accordingly, we believe that severe, malignant osteopetrosis represents a maximum market opportunity of approximately $10 million per year in the United States for Actimmune.

        Idiopathic pulmonary fibrosis.    Idiopathic pulmonary fibrosis is a disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of idiopathic pulmonary fibrosis is unknown, and currently there is no effective treatment. The prognosis is poor for patients with idiopathic pulmonary fibrosis, which occurs primarily in persons 40 to 70 years old. Most patients die from progressive loss of lung function, which leads to suffocation. The median life span for patients suffering from idiopathic pulmonary fibrosis is approximately three to five years from the time of diagnosis.

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

        Our Phase III pivotal clinical trial.    We are conducting a Phase III pivotal clinical trial of Actimmune for the treatment of patients with documented idiopathic pulmonary fibrosis who have not responded to previous treatment with corticosteroids and who have evidence of deteriorating lung function. Our clinical trial includes 330 patients, and based on our anticipated timeline, we currently expect to disclose results of the trial by November 2002. The clinical trial compares patients who receive 200 micrograms of Actimmune in combination with corticosteroids three times a week to a control group that receives corticosteroids alone. Outcomes will include several measures of lung function, including lung capacity, blood oxygen levels and several measures of quality of life. In January 2002, based on a one-time, pre-specified sample-size analysis, the data safety monitoring board for this clinical trial recommended that we maintain the number of patients in the trial at 330. Since entering into our strategic relationship with Boehringer Ingelheim, we have expanded this clinical trial to include sites in Europe that may be used to facilitate regulatory approval of Imukin for the treatment of idiopathic pulmonary fibrosis in Europe. The life-threatening nature of idiopathic pulmonary fibrosis helped us obtain fast track designation from the FDA for Actimmune in the treatment of idiopathic pulmonary fibrosis.

        Prior clinical trials of interferon gamma-1b in the treatment of idiopathic pulmonary fibrosis.    Our Phase III pivotal clinical trial follows two earlier clinical trials conducted by independent investigators who tested interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis. The results of these earlier clinical trials demonstrated that interferon gamma-1b can be safely administered with minimal adverse side effects and can halt and reverse the deterioration in lung function in patients.

        The results of one of these clinical trials, a Phase II clinical trial published in October 1999 in The New England Journal of Medicine, demonstrated at a statistically significant level that interferon gamma-1b may be effective in the treatment of idiopathic pulmonary fibrosis. Investigators at the University of Vienna Medical School conducted the clinical trial with 18 patients who had not responded to treatment with corticosteroids or anti-cancer agents. Nine patients were treated for 12 months with oral prednisolone, a corticosteroid, and nine patients were treated with a combination of interferon gamma-1b and prednisolone.

        Lung function, as measured by total lung capacity and blood oxygen levels, deteriorated in all nine patients in the group given prednisolone alone. Total lung capacity decreased from a mean of 66% at the start of the trial to 62% after 12 months. In contrast, in the group receiving interferon gamma-1b plus prednisolone, total lung capacity increased from a mean of 70% at the start of the trial to 79% after 12 months. Similarly, in the nine patients in the group given prednisolone alone, blood oxygen levels of patients at rest decreased from a mean of 65% at the start of the trial to 62% after 12 months. In the group receiving interferon gamma-1b plus prednisolone, blood oxygen levels of patients at rest increased from a mean of 65% at the start of the trial to 76% after 12 months. Both of these results are statistically significant, each with a p value of less than 0.001. This means that, applying widely used statistical methods, the chance that these results occurred by accident is less than 1 in 1,000. All patients treated with interferon gamma-1b plus prednisolone exhibited improved pulmonary function for the trial period of 12 months. In contrast, patients receiving treatment with prednisolone alone showed gradual impairment of their pulmonary function, and two of them died following the 12-month clinical trial. Experts in the United States reanalyzed these results and confirmed their statistical significance in a medical monograph published in August 2000 by the American Thoracic Society.

        The Phase II clinical trial results confirmed the observations of an initial clinical trial in patients, or a Phase I/II clinical trial, by the same investigators. In this initial clinical trial, the investigators tested safety and dosing of interferon gamma-1b in combination with prednisolone for the treatment of idiopathic pulmonary fibrosis in 30 patients. The clinical data showed that all of the ten patients who received 200 micrograms of interferon gamma-1b in combination with prednisolone three times a week demonstrated overall improvement in lung function. In the ten patients that received 100 micrograms of interferon gamma-1b in combination with prednisolone three times a week, four showed improvement. Of the ten patients in the control group, who were treated with prednisolone and not interferon gamma-1b, all continued to deteriorate. Overall, the investigators concluded that patients who received interferon gamma-1b in combination with prednisolone showed significant improvement in lung function compared to the control group that received prednisolone alone.

        Idiopathic pulmonary fibrosis market.    We believe that there are approximately 50,000 patients with idiopathic pulmonary fibrosis in the United States. Based on the expected dosing level of 200 micrograms of Actimmune three times per week, the treatment protocol for idiopathic pulmonary fibrosis patients and the current pricing for Actimmune, we estimate that the annual cost per patient would be approximately $50,000. Assuming this treatment regimen, we believe that idiopathic pulmonary fibrosis represents a maximum market opportunity of approximately $2.5 billion per year in the United States for Actimmune. In addition, if Actimmune is approved to treat idiopathic pulmonary fibrosis, it may also have potential to treat some other forms of pulmonary fibrosis, including fibrosis caused by sarcoidosis, radiation, some environmental exposures and connective tissue diseases such as scleroderma.

        Ovarian cancer.    Ovarian cancer is the third most common cancer in women, afflicting approximately 105,000 women and causing approximately 14,000 deaths in the United States per year.

We believe that approximately 25,000 new cases are diagnosed annually in the United States. Current treatment with chemotherapy is suboptimal, with a five-year survival rate of only 44%. Interferon gamma-1b has been shown to be directly toxic to ovarian cancer cells and to stimulate the body's immune system to enhance the removal of cancer cells. A European study of 148 women published in the March 2000 issue of The British Journal of Cancer showed that the addition of interferon gamma-1b to chemotherapy increased the time to disease progression from an average of 17 months to 48 months. The complete, but not necessarily permanent, disappearance of cancerous tumors was seen in 68% of women receiving interferon gamma-1b in combination with chemotherapy compared to 56% of women receiving chemotherapy alone. In January 2002, we began enrolling patients into our Phase III pivotal clinical trial of Actimmune in combination with carboplatin and paclitaxel for the treatment of ovarian cancer.

        Non-Hodgkin's lymphoma.    Non-Hodgkin's lymphoma, a group of cancers that affect the lymph system, afflicts approximately 285,000 patients in the United States and is the sixth most common cancer and the fifth most common cause of cancer death in the United States. Treatment with standard anti-cancer drugs is often ineffective and results in a high percentage of patients with relapsed or refractory disease. Rituxan, a drug developed and co-promoted by Genentech, Inc. and IDEC Pharmaceuticals Corporation, is the current standard of care for the treatment of relapsed or refractory, low-grade or follicular, B-cell non-Hodgkin's lymphoma, which affects approximately 75,000 patients in the United States. Rituxan works by binding to CD20 receptors, which are over-abundant on non-Hodgkin's lymphoma cells, and by attracting immune-effector cells that kill the cancer cells by a process called antibody dependent cellular cytotoxicity. Several preclinical studies have found that interferon gamma-1b increases the number of CD20 receptors on cancer cells and increases the activity of the antibody dependent cellular cytotoxicity process. Based on these studies, we believe that the addition of Actimmune to Rituxan therapy may enhance the elimination of cancer cells. During 2002, we plan to initiate a Phase II clinical trial of Actimmune in combination with Rituxan for the treatment of relapsed or refractory, low-grade or follicular, B-cell non-Hodgkin's lymphoma.

        Systemic fungal infections.    Systemic fungal infections are life-threatening diseases caused by various fungi that attack patients with weakened immune systems. Two systemic fungal infections that we are targeting are invasive aspergillosis, a systemic fungal infection that occurs in people with suppressed or deficient immune function, and cryptococcal meningitis, an infection of the lining of the brain. Currently available therapies for these infections are often ineffective and may result in serious adverse side effects. Mortality from systemic fungal infections remains high. There are approximately 200,000 patients diagnosed with systemic fungal infections in the United States each year. There is a clear need for new, effective and less toxic drugs to treat them. Recent research results support the potential benefit of combining Actimmune with conventional antifungal therapy, such as amphotericin B, in the treatment of several of the most prevalent types of systemic fungal infections. Because Actimmune works by acting directly on the immune system, we believe that new antifungal agents will also have greater efficacy when combined with Actimmune.

        We conducted a Phase II clinical trial designed to determine dose and efficacy of Actimmune in combination with amphotericin B for the treatment of cryptococcal meningitis. The current standard of care is treatment with amphotericin B followed by fluconazole. In December 2001, we announced positive results from this clinical trial. The addition of Actimmune to the standard regimen showed a strong trend toward more rapid clearance of cryptococcus fungus from cerebral spinal fluid, when compared with conventional anti-fungal therapy alone. After two weeks of treatment, fungal cultures in the cerebral spinal fluid were negative in 38% of patients who received Actimmune as adjunctive therapy as compared to 18% of placebo recipients. Accordingly, we plan to accelerate the development of Actimmune through a Phase III clinical trial in cryptococcal meningitis and additional Phase II clinical trials in other types of systemic fungal infections, such as invasive aspergillosis, for which we plan to commence a Phase II clinical trial in 2002.

        Liver fibrosis.    Liver fibrosis is a life-threatening disease characterized by excessive scarring of the liver, typically caused by chronic hepatitis C infections or alcoholism. Excessive scarring of the liver results in compromised liver function and can be a cause of death. There are almost four million people in the United States who have the antibody to the hepatitis C virus, indicating ongoing or previous infection with the virus. Standard treatment for these patients typically attempts to address only the hepatitis C infection and not the fibrosis caused by hepatitis C infections. In a clinical study comparing the therapeutic efficacy of Actimmune against that of interferon alpha in patients with hepatitis C infections, the results showed a strong trend towards decreased fibrosis in the patients receiving Actimmune, compared to no change in patients receiving interferon alpha. In addition, several preclinical studies have demonstrated that Actimmune may prevent and even reverse the fibrosis that forms in the liver as a result of infections or liver toxins. In January 2002, we began enrolling patients in our Phase II clinical trial of Actimmune for the treatment of liver fibrosis in patients with chronic hepatitis C infections.

        Mycobacterial infections.    Mycobacteria are the cause of several infectious diseases, including tuberculosis, multidrug-resistant tuberculosis and atypical mycobacterial infections, which are infections caused by mycobacteria that differ appreciably from those that cause tuberculosis. Tuberculosis is a difficult disease to treat and requires multidrug regimens of at least six months for eradication. In the United States, we estimate that each year there are approximately 17,000 new cases of tuberculosis, of which approximately 4,000 are cases of atypical mycobacterial infection. We also have rights in Japan to market Actimmune in the treatment of infectious diseases, including tuberculosis. There are approximately 43,000 new cases of tuberculosis each year in Japan, of which approximately 4,500 are cases of atypical mycobacterial infection.

        In May 1994, The New England Journal of Medicine published the results of a clinical trial showing Actimmune to be successful in reducing fever and other signs of infection in patients with atypical mycobacterial infection. In January 2001, we commenced a Phase II clinical trial of Actimmune for the treatment of atypical mycobacterial infections.

        Cystic fibrosis.    Cystic fibrosis is a life-threatening congenital disorder that leads to chronic pulmonary infections in children, usually by four years of age. These infections result in an exaggerated inflammatory response, leading to clogging and obstruction of the airways. Chronic pulmonary infection is the major cause of mortality in these patients. Cystic fibrosis affects an estimated 30,000 persons in the United States, and the average life expectancy of a patient with cystic fibrosis is 31 years. There is no cure for cystic fibrosis, and the standard treatments, including antibiotics and mucus thinning therapies, are suboptimal. Due to its ability to regulate the immune system, we believe that Actimmune may have the potential to modify many of the processes that lead to the exaggerated inflammation and to reduce the chronic inflammation in the lungs. By preventing excessive inflammation in the airways, Actimmune may be able to slow the progression of pulmonary deterioration. In February 2001, we commenced enrollment in a Phase II clinical trial of Actimmune in patients with cystic fibrosis.

Next-generation interferon gamma

        In 2001, we entered into a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next-generation interferon gamma products. We plan to take forward into clinical development selected protein modified interferon gamma product candidates created by Maxygen that have enhanced pharmacokinetics and a potential for less-frequent dosing regimens. We are funding optimization and development of the next-generation interferon gamma products and retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the agreement, Maxygen received up-front license fees and will receive full research funding and development and commercialization milestone payments. In addition, Maxygen will receive royalties on product sales.

Our rights to the licensed products under the agreement could revert to Maxygen if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Oritavancin

        We are currently conducting a second Phase III clinical trial with oritavancin for the treatment of complicated skin and skin-structure infections and a Phase II clinical trial for the treatment of bacteremia. We are also planning two Phase III clinical trials with oritavancin for the treatment of nosocomial pneumonia. We are considering additional clinical trials for the treatment of other Gram-positive bacterial infections, including those resistant to conventional antibiotics, for which oritavancin may also be effective. If our clinical trials are successful, we expect to commercialize oritavancin in 2005. We have worldwide rights to oritavancin, and it is estimated that the market opportunity for the treatment of Gram-positive bacterial infections is approximately $3.5 billion worldwide, including $2.0 billion in the United States.

        Oritavancin is a semi-synthetic glycopeptide antibiotic in development for the treatment of a broad range of infections caused by Gram-positive bacteria, including those resistant to other glycopeptides as well as most Gram-positive agents. Oritavancin demonstrates the ability to kill most strains of bacteria, while other glycopeptides and many other agents merely suppress them. Oritavancin appears to exhibit these unique properties through a complex and novel mechanism of action. Recent studies suggest that oritavancin interacts specifically on as many as three distinct targets in the cell wall synthesis pathway. Oritavancin's actions at sites other than those targeted by traditional glycopeptides, such as vancomycin, appear to explain its potent activity against vancomycin-resistant organisms. In addition, multiple distinct mechanisms of action may lead to a decreased rate of resistance development from spontaneous mutations. As a result, oritavancin may be effective in the treatment of a range of infections caused by Gram-positive bacterial infections.

        For Gram-positive bacterial infections, oritavancin is dosed once daily, and clinical trials have shown that treatment with oritavancin may require shorter duration of therapy than current treatments. We believe that these attributes should translate into reduced rates of non-compliance associated with oral therapy. Increased compliance should result in a reduction in subsequent relapse, thus reducing health care costs associated with Gram-positive bacterial infections. We believe that this market dynamic, when combined with oritavancin's favorable resistance profile, pharmacoeconomic benefits and safety profile, should position oritavancin as a strong candidate to become a new standard of care for Gram-positive bacterial infections.

        Complicated skin and skin-structure infections.    Each year, there are nearly 2.5 million cases of skin and skin-structure infections in the United States and approximately 400,000 patients with complicated skin and skin-structure infections who require hospitalization. As drug resistance in hospitals and the community increases, we believe that skin and skin-structure infections will more frequently develop into complicated skin and skin-structure infections that require hospitalization. Complicated skin and skin-structure infections are often treated by vancomycin followed by oral cephalexin.

        In December 2001, we announced results of a Phase III clinical trial demonstrating that oritavancin cut the treatment time in half for complicated skin and skin-structure infections as compared to the current standard therapy of intravenous vancomycin followed by oral cephalexin. In the Phase III clinical trial, oritavancin was shown to be safe, well tolerated and as effective as the standard therapy of vancomycin followed by cephalexin. The Phase III clinical trial measured effectiveness by either a cure or improvement in patient condition. Effectiveness was established after an average of 5.5 days of intravenous oritavancin treatment as compared to an average of 11.9 days of active therapy for patients who received intravenous vancomycin followed by oral cephalexin. In the double-blind, positive-control clinical trial, 517 patients with complicated skin and skin-structure infections caused by Gram-positive pathogens received treatment with either 1.5 mg/kg or 3.0 mg/kg of oritavancin for 3 to 7 days followed by oral placebo, or 15 mg/kg of vancomycin for 3 to 7 days followed by oral cephalexin, for a total therapy course of 10 to 14 days. As the study was designed to demonstrate, in all dosed patients, oritavancin was clinically equivalent to vancomycin followed by cephalexin. In addition, 80% of the patients treated with the 3.0 mg/kg dose of oritavancin who had clinically evaluable methicillin-resistant staphylococcus aureus infection had an improved condition, an identical percentage to that observed in the vancomycin/cephalexin group. Oritavancin was well tolerated and demonstrated an adverse event profile similar to vancomycin followed by cephalexin.

        Nosocomial pneumonia.    Nosocomial, or hospital-acquired, pneumonia is the second most common hospital-acquired infection in the United States. Nosocomial pneumonia typically develops in debilitated patients who have been exposed to an array of increasingly difficult-to-treat pathogens while hospitalized for moderate-to-severe medical or surgical conditions that compromise respiratory tract function and normal host defenses. There are approximately 1.2 million cases of nosocomial pneumonia each year in the United States. Nosocomial pneumonia has the highest mortality rate of all hospital- acquired infections and increases the length of hospital stay from 6 to 30 days. We are planning to commence two Phase III clinical trials for oritavancin in the treatment of nosocomial pneumonia in 2002.

        Bacteremia.    Bacteremia is a disease characterized by the presence of bacteria in the blood. Short-term bacteremia follows dental or surgical procedures, especially if local infection or very high-risk surgery releases bacteria from isolated sites. In some cases, prior antibiotic therapy can prevent this. Bacteremia causes little problem to a healthy immune system, but can be serious for those with prostheses or high susceptibility to bacterial invasion. Extensive bacteremia can release toxins into the blood (septicemia), leading to shock and vascular collapse. Antibiotic-resistant bacteria have increased the rate of severe bacteremia. There are approximately 500,000 cases of bacteremia each year. In July 2000, Eli Lilly initiated a Phase II clinical trial of oritavancin for the treatment of bacteremia. We do not plan to seek FDA approval of oritavancin for the treatment of bacteremia. However, we plan to complete the clinical trial and include the results in future FDA filings related to oritavancin.

        In addition to the diseases listed above, we believe that, due to its bactericidal characteristics, resistance profile and safety profile, oritavancin may have the potential to treat additional diseases, including endocarditis, an inflammation of the inside lining of the heart chambers and heart valves; osteomyelitis, an infection in the bones; meningitis, an inflammation of the membranes covering the brain and spinal cord; septic arthritis, an inflammation of the joints; and febrile neutropenia, an infection characterized by abnormally low levels of infection-fighting white blood cells and fever.

Infergen

        Infergen (interferon alfacon-1) is FDA-approved for the treatment of adult patients with chronic hepatitis C infections, including those patients who have never been treated with interferons, who relapse or who do not respond to previous hepatitis C infection treatments. Hepatitis C virus is a very serious medical problem and is the major cause of chronic hepatitis C infections in the United States and throughout the world. Almost four million Americans have the antibody to the hepatitis C virus, indicating ongoing or previous infection with the virus. If undetected and untreated, hepatitis C infections can lead to chronic liver disease, including liver cancer and liver fibrosis. Hepatitis C infections are the second leading cause of liver cirrhosis and the leading indication for liver transplantation in the United States. As a result of persistent infection and progressive liver damage, an estimated 8,000 deaths are attributable to chronic hepatitis C infections in the United States annually. Infergen is the only interferon approved for treatment of patients who have failed other hepatitis C infection treatments.

        In vitro data have shown that interferon alfacon-1 has cytopathic activities superior to other interferon alpha agents. Infergen has demonstrated antiviral, antiproliferative and natural killer cell and interferon-gene induction activities. In November 2001, we announced interim Phase IV clinical data from a trial comparing the use of Infergen plus ribavirin to the use of Rebetron (interferon alfa-2b plus ribavirin). At the end of the observation period, 56% of patients treated with Infergen in combination with ribavirin were disease-free as compared to 31% of patients treated with Rebetron. We believe that Infergen's characteristics and the Phase IV clinical data provide evidence that Infergen could be superior to other interferon alpha products.

        In January 2002, we relaunched Infergen through our sales force. We believe that Infergen may have development potential in additional diseases, such as hepatitis B infections and cancer. We have the exclusive rights to market Infergen in the United States and Canada.

PEG-Infergen

        With certain partners, we are developing a pegylated form of Infergen, PEG-Infergen, for the treatment of chronic hepatitis C infections. Pegylated interferon alpha products offer significant advantages over non-pegylated products because they circulate longer in the body. We believe that increasing circulation time in the body will permit a less frequent dosing schedule and will enhance the anti-viral effect of Infergen by maintaining therapeutic concentrations in the body for a longer period of time. We believe that PEG-Infergen should, like other pegylated protein therapeutics, provide these potential advantages. We are using an optimized pegylation technique based upon technological advances learned from the pegylation of other interferon alpha products. We believe that PEG-Infergen may be superior to other pegylated interferon alpha products based upon the pegylation technology and Infergen's demonstrated greater efficacy when compared to other interferon alpha products.

Amphotec

        Amphotec is an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening systemic fungal infection. Systemic fungal infections that do not respond to initial treatment with standard antifungal treatment regimens are typically treated with amphotericin B, the active ingredient in Amphotec. We estimate that there are approximately 200,000 cases of systemic fungal infection each year in the United States. Worldwide sales of all amphotericin B-based products are approximately $300 million per year. We sell the product under the name Amphotec in the United States and under the name Amphocil in more than 20 other countries, but it was not actively marketed to physicians for at least the last three years. We market this product through our field specialists in the United States and through distributors and partners in other parts of the world.

Moli1901(Duramycin)—cystic fibrosis

        Moli1901 may modify mucous composition in airways. Patients with cystic fibrosis have a deficiency of chloride and water in their airways, which prevents proper removal of mucus. This often leads to serious infections, inflammation, tissue damage and death. Moli1901 induces the transport of chloride and water in the lungs, which facilitates the removal of mucus from the lungs. Treatment with Moli1901 could reduce recurrent infections, inflammation and tissue damage in patients with cystic fibrosis.

        Through a strategic partnership with MoliChem, we intend to jointly develop and commercialize Moli1901 for diseases worldwide and share all expenses and profits equally. Moli1901 is currently in a Phase I clinical trial to evaluate safety in humans.

PA monoclonal antibody—pseudomonas aeruginosa infections

        Pseudomonas aeruginosa is a bacterial infection that often affects patients using respirators and catheters as well as patients with a number of conditions, including burns, low white blood cell counts and cystic fibrosis. Because the types of patients at risk generally have pre-existing illnesses, pseudomonas aeruginosa infection most often occurs in a hospital setting.

        Scientists at the Medical College of Wisconsin have identified a protein, designated PcrV, on the surface of pseudomonas aeruginosa bacteria that enables the bacteria to invade human tissue. By directing antibodies against the PcrV protein, they have been able to demonstrate highly effective treatment, as well as prevention, of infections caused by pseudomonas in animal models. We are currently working with Protein Design Labs, Inc. to generate a human monoclonal antibody directed against the PcrV protein as a therapeutic, in combination with antibiotics. Our goal is to use this antibody to treat pseudomonas aeruginosa infection and prevent infection in high-risk patients.

        We estimate that pseudomonas aeruginosa infections account for 71,000 annual cases in the United States of pneumonia in hospitalized patients, 30% to 40% of which die from their pneumonia. Furthermore, chronic pseudomonas aeruginosa is the leading cause of pulmonary infection and resulting mortality in patients with cystic fibrosis.

License and Other Agreements

  Genentech, Inc. License Agreement (Actimmune)

        In 1998, we entered into an agreement with Connetics Corporation under which we obtained an exclusive sublicense under the rights granted to Connetics by Genentech through a license agreement relating to interferon gamma-1b. We also agreed to assume many of Connetics' obligations to Genentech under that license agreement. We entered into an agreement with Connetics in April 1999 in order to broaden the scope of rights granted to us. In June 2000, we entered into an assignment and option agreement with Connetics, by which Connetics assigned the Genentech license to us. The license from Genentech terminates on the later of May 5, 2018 and the date that the last of the patents licensed under the agreement expires.

        Our licensed Actimmune rights include exclusive and non-exclusive rights under Genentech's patents. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive rights include a license to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with chronic granulomatous disease or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to interferon gamma-1b in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech's patents outside the United States, Canada and Japan under the Boehringer Ingelheim agreement discussed below. Under the Genentech license, we pay Genentech royalties on the sales of Actimmune, and make one-time payments to Genentech upon the occurrence of specified milestone events. We must satisfy specified obligations under the agreement with Genentech to maintain our license from Genentech. We are obligated under the agreement to develop and commercialize Actimmune for a number of diseases.

  Boehringer Ingelheim International GmbH (Imukin)

        In 2001, we formed an international strategic collaboration with Boehringer Ingelheim to clinically develop and seek regulatory approval for interferon gamma-1b in certain diseases and to commercialize a liquid formulation of interferon gamma-1b under one or more of Boehringer Ingelheim's trade names, including Imukin, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties will seek to develop and obtain regulatory approval for the use of Imukin in the treatment of a variety of diseases, including idiopathic pulmonary fibrosis, ovarian cancer, tuberculosis, systemic fungal infections, chronic granulomatous disease and osteopetrosis. The agreement provides that we will fund and manage clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement. Boehringer Ingelheim has an option to exclusively promote Imukin in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which Boehringer Ingelheim does not do so. Both companies will receive royalties on sales of the product the other party makes in its own territory, on a specified royalty schedule. See "Manufacturing."

  Eli Lilly and Company (oritavancin)

        In 2001, we entered into an asset purchase and license agreement with Eli Lilly and Company pursuant to which we acquired worldwide rights to oritavancin from Eli Lilly. The agreement provides us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin. If we wish to enter into a relationship with a third party to commercialize oritavancin in any country, however, we must first offer Eli Lilly the opportunity to enter into such a commercialization relationship with us. After we negotiate with Eli Lilly, the agreement prohibits us from entering into an agreement with a third party on more favorable terms than those we offered to Eli Lilly. Pursuant to the agreement, we paid Eli Lilly $50.0 million and will be obligated to pay Eli Lilly significant milestone and royalty payments upon any successful development and commercialization of oritavancin by us. From March 2002 through March 2003, Eli Lilly has an option to reduce the agreed royalty percentages by requiring us to pay $15.0 million to Eli Lilly. Our rights to oritavancin could revert to Eli Lilly if we do not meet our diligence obligations under the agreement or otherwise commit a material breach of the agreement. Additionally, if we are acquired by a company with a certain type of competing program and Eli Lilly has notified us prior to the acquisition that it believes in good faith that its economic interests in oritavancin under the agreement will be harmed in light of the acquisition, Eli Lilly may terminate the agreement and our rights to oritavancin would revert to Eli Lilly. In any event, we may not assign the agreement to a potential acquirer without the advance, written consent of Eli Lilly.

  Amgen Inc. (Infergen and PEG-Infergen)

        In 2001, we entered into a licensing and commercialization agreement with Amgen to obtain an exclusive license in the United States and Canada to Infergen (interferon alfacon-1), an interferon alpha product, and the rights to an early stage program to develop a pegylated form of Infergen. Infergen is currently approved in both the United States and Canada to treat chronic hepatitis C infections. Under the agreement, we will have the exclusive right to market Infergen and clinically develop it for other indications in the United States and Canada. We have paid Amgen upfront license and other fees of $21.0 million and $8.0 million for near-term milestones and are obligated to pay royalties on sales of Infergen. We are also required to pay Amgen other milestone payments on the pegylated Infergen program and royalties on sales of the product, if any. Our rights to Infergen could revert to Amgen if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

  ALZA Corporation (Amphotec)

        In 2001, we acquired worldwide rights from ALZA Corporation to Amphotec (sold under the tradename Amphocil in certain countries outside the United States). The transaction terms included an upfront product acquisition fee of $9.0 million, milestone payments based upon sales levels and specific achievements in the clinical development and regulatory approval of Amphotec in combination with Actimmune, and royalties payable upon net sales of Amphotec. Under the agreement, we obtained access to certain existing distributorships for Amphotec, and assumed ALZA's obligations under agreements with its existing Amphotec distributors and service providers. We have diligence obligations under the agreement to set up additional distributorships for Amphotec or establish a sales force and begin to promote Amphotec in specified countries at specified times. Our rights to Amphotec could revert to ALZA if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. We are also subject to certain royalty obligations to the University of California under this agreement.

  Connetics Corporation

        Through an assignment and option agreement with Connetics, we are obligated to pay to Connetics, beginning on January 1, 2002, a royalty of 0.25% of our net U.S. sales for Actimmune until our net U.S. sales cumulatively surpass $1 billion. Thereafter, we are obligated to pay a royalty of 0.5% of our net U.S. sales.

        Until April 2004, Connetics has an option under the assignment and option agreement to obtain from us the exclusive, royalty-free right to commercialize Actimmune for non-cancerous, non-infectious dermatological diseases in the United States. If Connetics exercises its option, then it will make one-time payments to us upon the occurrence of milestones. Connetics also has a first right of negotiation to become our marketing partner in the United States for the sale of Actimmune to dermatologists for diseases that are not primarily dermatological in origin.

Manufacturing

        We contract with qualified third-party manufacturers to produce our products and product candidates. This manufacturing strategy enables us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

  Boehringer Ingelheim Supply Agreement (Actimmune)

        We recently transitioned from Genentech to Boehringer Ingelheim Austria GmbH for the clinical and commercial supply of Actimmune. The supply agreement with Boehringer Ingelheim generally provides for the exclusive supply by Boehringer Ingelheim and exclusive purchase by us of interferon gamma-1b. We are required to purchase a minimum amount of Actimmune per year, and Boehringer Ingelheim is required to supply Actimmune to us, subject to certain limits. If Boehringer Ingelheim is not able to supply all of our requirements for interferon gamma-1b, we may choose an additional manufacturer. However, we are not entitled to seek such a secondary source until Boehringer Ingelheim has informed us of its unwillingness or inability to meet our requirements.

  Abbott Laboratories Development and Supply Agreement (oritavancin)

        In 2001, we entered into an agreement with Abbott Laboratories, Inc. to provide the bulk manufacturing of oritavancin. The agreement will provide us with additional clinical supply, commercial scale-up and production to meet significant commercial quantities after the launch of oritavancin, which we expect to be in 2005. Under the agreement, Abbott will be responsible for the technology transfer of the manufacturing process of oritavancin from Eli Lilly. Abbott will also be responsible for providing the necessary chemical manufacturing control information for our oritavancin regulatory filings with the FDA.

  Amgen Supply Agreement (Infergen)

        Under our June 2001 agreement with Amgen by which we license Infergen, Amgen is obligated to manufacture and supply Infergen to us for our sales in the United States and Canada. These supply obligations will continue until such time as the manufacture of Infergen is transferred to a third party or to us, the license agreement terminates, or January 1, 2015, whichever occurs first. We are obligated under the license agreement with Amgen to seek regulatory approval for any newly designed labels reflecting that we market the product in the United States and Canada.

  Ben Venue Laboratories Supply Agreement (Amphotec)

        We presently have an agreement with Ben Venue Laboratories, Inc. for the manufacture of Amphotec for all purposes. This agreement expires at the end of March 2002. We are negotiating a new agreement with Ben Venue.

Patents and Proprietary Rights

        We have acquired a license under certain Genentech patents to develop, make, use and sell interferon gamma-1b, Actimmune, in particular fields in the United States, Canada, and Japan pursuant to our license agreement with Genentech. This license agreement covers more than 12 U.S. patents and related foreign patents and/or patent applications filed in Japan and Canada. Certain of the U.S. patents covering DNA vectors and host cells relating to Actimmune expire in 2005 and 2006. In addition, a U.S. patent relating to the composition of the active ingredient in Actimmune expires in 2014. Other material U.S. patents expire between 2009 and 2013. Six of Genentech's U.S. patents are currently involved in an interference with certain Amgen patent applications. One or more claims of these six Genentech patents may be revoked as a result of that interference.

        We have acquired a license under certain Amgen patents to market Infergen in the United States and Canada and to develop new forms of Infergen's active ingredient, including pegylated forms thereof, under our license and commercialization agreement with Amgen. The license and commercialization agreement covers nine U.S. patents, one Canadian patent and several pending patent applications. Two of Amgen's U.S. patents relating to the Infergen molecule, the interferon alfacon-1 molecule, expire in 2004. However, the USPTO recently issued a Notice of Final Determination indicating that one of these patents is entitled to a five-year extension. We expect that the USPTO will issue in the near future a Certificate of Extension of Patent Term, officially extending the term of this patent by five years, to September 2009. This extension will enable us to exclude others from using the Infergen molecule until September 2009 for the treatment of chronic hepatitis C infections. After expiration of the extended patent term in September 2009, we would rely on a U.S. patent related to the use of Infergen at a dose within the range of 2 million to 30 million units of Infergen per administration for the treatment of chronic hepatitis C infections to block others from marketing the Infergen molecule for the treatment of chronic hepatitis C infections at these doses. When this patent expires in 2011, we will not be able to use this patent to block others from marketing the Infergen molecule for the treatment of chronic hepatitis C infections in the United States.

        We have acquired a license under certain Eli Lilly patents to develop, make, use and sell oritavancin worldwide for any human disease pursuant to an asset purchase and license agreement with Eli Lilly. This agreement covers 38 U.S. patents, one U.S. patent application and corresponding foreign patents and patent applications. Certain U.S. and foreign patents related to the oritavancin molecule expire in 2015. Other material patents included in the licensed portfolio expire between 2014 and 2018.

        We have acquired certain ALZA patents and patent applications relating to the manufacture, use and sale of Amphotec in particular fields worldwide pursuant to our product acquisition agreement with ALZA. In January 2001, ALZA assigned to us three U.S. patents and 14 related foreign patents.

Two of the patents relating to the composition of Amphotec expire in 2007. The third patent relating to a method of using Amphotec to treat fungal infection expires in 2008.

        We have also licensed a patent application in the area of pseudomonas vaccine methods and have filed patent applications of our own for treatment methods and compositions concerning interferon gamma and for compositions concerning staphylococcus infections. We expect to continue to protect our proprietary technology with additional filings as appropriate.

Competition

        Actimmune is the only FDA-approved therapy for chronic granulomatous disease and severe, malignant osteopetrosis. There is no currently available effective therapy for the treatment of idiopathic pulmonary fibrosis.

        We believe that the primary competition for Actimmune in serious infectious diseases such as mycobacterial and systemic fungal infections consists of:

  •
  the potential development of new generations of advanced antibiotics and anti-fungal agents that successfully treat these diseases; and

  •
  the current treatment regimens, which may be less effective in many cases, but cost substantially less than the current price for Actimmune.

        In the area of cancer, cystic fibrosis and liver fibrosis, there are numerous programs and products which may have a significant competitive impact on our ability to effectively market Actimmune for the treatment of these diseases.

        Currently, the primary competition for Actimmune in cystic fibrosis are the FDA-approved drugs marketed by Genentech and Chiron Corporation.

        Infergen competes with other forms of interferon alpha, such as PEG-Intron and Intron A, which are marketed by Schering Corp., and Roferon-A, which is marketed by Roche Laboratories Inc. Infergen also competes with Schering's Rebetron, which combines interferon alpha with the antiviral drug ribavirin. Pegylated interferon alpha products have a significant advantage over non-pegylated products because they circulate longer in the body, permitting a less frequent dosing schedule and enhancing efficacy. Schering has received FDA approval for its pegylated form of interferon alpha, Peg-Intron A, and we expect that Roche will receive FDA approval for its pegylated form of interferon alpha, Pegasys, before the end of 2002.

        If approved for marketing by the FDA, oritavancin will compete against Eli Lilly's Vancocin and generics (vancomycin). In addition, Pharmacia's Zyvox and Aventis' Synercid are approved for vancomycin-resistant enterococcus faecium infections. Two potentially competitive products in late-stage development are daptomycin and dalbovancin.

        Currently, the primary competition for Amphotec is Ambisome, marketed by Gilead, and Abelcet, marketed by Elan.

Sales, Marketing and Distribution

        We heighten awareness of Actimmune and Amphotec, and we expect to heighten awareness of Infergen, through physician education, including speaker programs, medical symposia and continuing medical education programs, and through our field specialists. We are developing a sales and marketing organization to support the approximately 6,000 pulmonologists, 4,000 gastroentologists who treat liver disease and 7,000 oncologists practicing in the United States. We believe a focused marketing organization and a specialized sales force can effectively serve these physicians, who are primarily hospital-based and concentrated in major metropolitan areas. Accordingly, as of January 2002, we had placed 108 specialists into the field to educate physicians regarding the safe and appropriate use of Actimmune.

        In the United States, our products have been sold primarily to distributors who resell them to hospitals, pharmacies and physicians. During the year ended December 31, 2001, the primary distributors for our products were McKesson HBOC, Bergen Brunswig, Priority Health Care and Cardinal Health, who accounted for 23%, 22%, 21% and 18%, respectively, of our total net product sales. We are transferring the majority of our sales from distributors to specialty pharmacies, such as Priority Health Care. In Europe and other parts of the world, Amphotec is sold through a number of distributors and agents.

Governmental Regulation and Product Approval

        The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. We believe that our products will be regulated as biologics or as drugs by the FDA.

        The process required by the FDA before our potential products, or previously approved products for the treatment of new diseases, may be marketed in the United States generally involves the following:

  •
  preclinical laboratory and animal tests;

  •
  submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

  •
  FDA approval of a new biologics license application, or BLA, a new drug application, or NDA, or BLA or NDA supplement.

        The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any new approvals for our products will be granted on a timely basis, if at all.

        Prior to commencing a clinical trial, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences.

        For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

  •
  Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

  •
  Phase II: Studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites.

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

        We may not successfully complete Phase I, Phase II or Phase III testing of our drug candidates within any specific time period, if at all. Furthermore, the FDA or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a drug and can provide important safety information to augment the FDA's voluntary adverse drug reaction reporting system.

        The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA or NDA or as part of a BLA or NDA supplement, for approval of a new disease if the product is already approved for a disease. The FDA may deny approval of a BLA, NDA or BLA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or a second Phase III pivotal clinical trial. Even if such data are submitted, the FDA may ultimately decide that the BLA, NDA or BLA or NDA supplement does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

        A company seeking approval of an abbreviated new drug application, or ANDA, for the use of an approved drug that is subject to another company's patent, may have to certify to that patent and notify the owner of the NDA and patent for such drug that it is seeking approval. If the patent owner or licensee files a patent infringement lawsuit, FDA approval of the ANDA for which certification is made may be deferred pending the outcome of the lawsuit.

        The FDA's fast track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of a BLA or NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We have recently obtained fast track designation from the FDA for Actimmune in the treatment of idiopathic pulmonary fibrosis and intend to ask for fast track designation for qualified submissions of our products. We cannot guarantee that the FDA will grant any of our additional requests for fast track designation, that any fast track designation will affect the time of review, or that the FDA will approve the BLA or NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, the FDA's approval of a fast track product can include restrictions on the product's use or distribution, such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience. Approval of fast track products can be conditional with a requirement for additional Phase IV clinical studies after approval.

        Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products or new diseases for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for new diseases for our products on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for Actimmune would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

        Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements.

        Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, we do not market Actimmune for the treatment of idiopathic pulmonary fibrosis, and the FDA has not approved the use of Actimmune for the treatment of this disease. However, we are aware that physicians are prescribing Actimmune for the treatment of idiopathic pulmonary fibrosis. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use. Companies cannot promote FDA-approved drugs for off-label uses. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA, which would have an adverse effect on our revenues, business and financial prospects.

        The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products or approval of new diseases for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity for seven years, i.e., the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. We intend to file for orphan drug designation for those diseases we target that meet the criteria for orphan exclusivity. Actimmune has orphan drug exclusivity for severe, malignant osteopetrosis. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that we will obtain orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Research and Development

        We direct financial resources efficiently to goal-oriented projects by reducing the time and infrastructure spent on research and development. Although we plan to conduct in-house preclinical research through an applied research group, we currently contract preclinical research to qualified third-party research institutions such as academia or private contract labs. We have two contracted research programs. The first is with the Medical College of Wisconsin and is focused on the development of monoclonal antibodies against pseudomonas aeruginosa. The other program is in collaboration with Panorama Research and is focused on the development of peptides that block staphylococcus aureus infections.

Employees

        As of December 31, 2001, we had 210 full-time employees. Of the full-time employees, 57 were engaged in research and development, and 153 were engaged in sales, general and administrative positions. We believe our relations with our employees are good.

Facilities

        Our facilities currently consist of approximately 56,000 square feet of office space located at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into the ten-year lease for this building. We believe that this facility has sufficient space to accommodate expansion of our operations until at least the second quarter of 2003.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements are found in the material set forth under Additional Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations and Business, as well as in this Report generally. When used in this report, the words anticipate, believe, expect, estimate, may, will, should, could, plan, predict and similar expressions are generally intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described in Additional Risk Factors and elsewhere in this report.

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

RISK FACTORS

Risks Related to Our Business

We may not succeed in our development efforts or in growing product revenues.

        We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune. Although we are developing Actimmune for the treatment of idiopathic pulmonary fibrosis, ovarian cancer, non-Hodgkins lymphoma, cryptococcal meningitis, invasive aspergillosis, liver fibrosis, atypical mycobacterial infections and cystic fibrosis, Actimmune will not be marketed for any of these diseases before 2003, if at all. Further, if we are not able to announce positive results of our Phase III pivotal clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis by November 2002 or if the FDA does not approve Actimmune for the treatment of idiopathic pulmonary fibrosis in 2003, if at all, we do not believe that we will be able to meet our publicly announced revenue expectations. We are also developing oritavancin for the treatment of complicated skin and skin-structure infections and nosocomial pneumonia and are considering developing oritavancin for the treatment of other Gram-positive bacterial infections, but oritavancin will not be marketed for any diseases before 2005, if at all. We market Infergen for the treatment of chronic hepatitis C infections, but we do not believe that Infergen will provide significant revenue to us before 2004, if ever. We are developing PEG-Infergen, a pegylated form of Infergen, for the treatment of chronic hepatitis C infections, but PEG-Infergen will not be marketed for the treatment of chronic hepatitis C infections before 2006, if at all. Although Amphotec has received regulatory approvals for commercial sales for invasive aspergillosis, we do not believe that it will provide significant revenue to us before 2004, if ever.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials.

        We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of Actimmune or any of our other products or product candidates for the treatment of additional diseases before Actimmune or any of our other products or product candidates can be approved for commercial sale for these diseases. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, we recently terminated our Phase III clinical trial of Actimmune for the treatment of multidrug-resistant tuberculosis after early microbiological results indicated that a standard nebulizer may not be an effective route of administration of Actimmune in patients with multidrug-resistant tuberculosis.

        We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all. The commencement or completion of our clinical trials may be delayed or halted for numerous reasons, including the following:

  •
  a country's regulatory authority does not approve a clinical trial protocol;

  •
  patients do not enroll in clinical trials at the rate we expect;

  •
  patients experience adverse side effects;

  •
  patients die during a clinical trial for a variety of reasons, including the advanced status of their disease and medical problems that are not related to our products or product candidates;

  •
  third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations may not perform data collection and analysis in a timely or accurate manner; and

  •
  inconclusive or negative results are experienced during a clinical trial.

        Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the regulatory authorities will not permit us to market such products or product candidates for those diseases.

        Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases will prevent receipt of the FDA's and other regulatory authorities' approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases.

        The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on its benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial has demonstrated the safety and efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or other regulatory authorities. Preclinical and clinical data can be interpreted by the FDA and other regulators in different ways, which could delay, limit or prevent regulatory approval.

        If regulatory delays are significant, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be impaired.

If the FDA limits our communications with physicians related to the use of our product candidates or products for any disease or withdraws its approval of any of our products for any disease for which they have been approved, our revenues would decline.

        Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, we do not market Actimmune for the treatment of idiopathic pulmonary fibrosis, and the FDA has not approved the use of Actimmune for the treatment of this disease. However, we are aware that physicians are prescribing Actimmune for the treatment of idiopathic pulmonary fibrosis. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use. Companies cannot promote FDA-approved drugs for off-label uses. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA, which would have an adverse effect on our revenues, business and financial prospects.

        The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose ongoing requirements for post-marketing studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. Our existing approvals for disease, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market if we fail to comply with strictly enforced FDA or other governmental regulations.

We may not be able to obtain, maintain and protect certain proprietary rights necessary for the development and commercialization of our products or product candidates.

        Our commercial success will depend in part on obtaining and maintaining patent protection on our products and product candidates and successfully defending these patents against third-party challenges. Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. For example, the U.S. Supreme Court recently granted certiorari and heard arguments concerning the application and scope of the doctrine of equivalents, which is a judicially-created doctrine that enables a patent holder to broaden the scope of its patent claims beyond their literal scope to include equivalents of the claimed subject matter. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies' patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits.

        The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

  •
  we were the first to make the inventions covered by each of our pending patent applications;

  •
  we were the first to file patent applications for these inventions;

  •
  others will not independently develop similar or alternative technologies or duplicate any of our technologies;

  •
  any of our pending patent applications will result in issued patents;

  •
  any of our issued patents or those of our licensors will be valid and enforceable;

  •
  any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

  •
  we will develop additional proprietary technologies that are patentable; or

  •
  the patents of others will not have a material adverse effect on our business.

        Others have filed and in the future may file patent applications covering uses and formulations of interferon gamma-1b, interferon alpha, pegylated versions thereof and other products in our development program. If a third party were issued a patent that blocked our ability to commercialize our products for any or all of the diseases that we are targeting, we would be prevented from commercializing our products for such disease or diseases unless we obtained a license from the patent holder. We may not be able to obtain such a license on commercially reasonable terms, if at all.

        Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether our collaborators or we would prevail in any of these actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. We believe that there may be significant litigation in our industry regarding patent and other intellectual property rights.

        We license certain patents relating to Actimmune, oritavancin and Infergen from Genentech, Inc., Eli Lilly and Company and Amgen, Inc., respectively. If we breach any of our agreements with Genentech, Eli Lilly or Amgen, any of these licensors could terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products.

        We are aware of a European patent owned by Amgen relating to a form of interferon gamma that is similar in structure to Actimmune and Imukin, and is produced and used during the manufacture of Actimmune and Imukin. During 2001, Amgen's European patent was revoked by a decision of the Opposition Division of the European Patent Office in an opposition proceeding brought by Boehringer Ingelheim International GmbH and Genentech. Amgen has appealed that decision, and we can not predict the outcome of this appeal. We believe that the issues in this opposition are similar to those in an opposition proceeding previously brought by Amgen against an interferon gamma-1b patent issued to Genentech, in which Genentech prevailed. Nevertheless, if Amgen is successful in its appeal, certain claims in Amgen's European patent may enable Amgen to block Boehringer Ingelheim's and our ability to manufacture or sell Actimmune and Imukin in Europe and, therefore, Boehringer Ingelheim's and our ability to commercialize Actimmune and Imukin worldwide, unless Genentech, Boehringer Ingelheim or we obtain a license from Amgen. We cannot predict whether Genentech, Boehringer Ingelheim or we would be able to obtain such a license from Amgen on commercially reasonable terms, if at all.

        We are also aware of two pending U.S. patent applications owned by Amgen that are directed to interferon gamma. These patent applications are related to the European patent issued to Amgen that is the subject of the opposition proceeding in the European Patent Office. In November 2001, the U.S. Patent and Trademark Office, or USPTO, declared an interference proceeding involving the two Amgen U.S. patent applications and six of Genentech's issued U.S. patents. The six Genentech patents are licensed to us. An interference is declared by the USPTO when two or more patents or patent applications claim the same subject matter. The pending claims in the two Amgen patent applications and the issued claims in the six Genentech patents involved in the interference are directed to various forms of interferon gamma. One of the purposes of an interference is to determine which of two parties was the first to invent the claimed subject matter, and therefore, who should own the patents. In the Amgen-Genentech interference, the USPTO afforded Amgen senior party status, creating a rebuttable presumption that Amgen (not Genentech) was the first to invent the claimed subject matter. The burden is on Genentech to rebut this presumption. Another purpose of an interference is to determine the validity of each party's patents or patent applications. If Amgen were to win the interference, one or more claims of the Genentech patents could be declared invalid. Conversely, if Genentech were to win the interference, one or more claims of the Amgen applications could be declared not patentable. We cannot predict the outcome of the interference, nor can we predict the scope of the patent claims that may ultimately issue to Amgen if Amgen were to be successful in the interference. If Amgen were to win the interference, the USPTO could grant to Amgen patent claims broad enough to cover Actimmune or the manufacture thereof. If this were to happen, Amgen could prevent us from commercializing Actimmune unless we were to obtain a license from Amgen. We cannot predict whether we would be able to obtain a license from Amgen on commercially reasonable terms, if at all. If we were not able to obtain such a license from Amgen on commercially reasonable terms, or at all, it would have a material adverse effect on our ability to commercialize Actimmune in the United States and could prevent us from doing so completely. Further, the possibility exists that neither Genentech nor Amgen will emerge from the interference proceeding with certain patents on interferon gamma. In such a case, we may not be able to prevent third parties from marketing certain forms of interferon gamma in the United States. If any of Genentech's patent claims are not upheld in the interference proceeding, it could have a material adverse effect on our ability to prevent others from commercializing interferon gamma products in the United States. In addition, Amgen may have other U.S. patent applications pending that relate to interferon gamma. We may have no way of knowing whether any such applications exist, and if so, what claims may issue from these other applications. In general, an interference takes at least two years to complete from the date of its declaration by the USPTO; however, it could take significantly longer.

        We license certain patents relating to oritavancin from Eli Lilly. After patents related to the oritavancin compound expire in 2015, we will not be able to use such patents to block others from marketing oritavancin. In addition, we are aware of two U.S. patents, and corresponding European, Australian, Korean, Canadian and Japanese patents, that relate to a molecule that is produced during the manufacture of oritavancin. A derivative of this molecule is retained in the final oritavancin product. If any of these patents is interpreted to cover the oritavancin manufacturing process, any molecules formed during the process or the final oritavancin product itself, we believe that such patent or patents could enable the patent holder to block our ability to commercialize oritavancin unless we obtained a license under such patent or patents. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, if at all. If we were not able to obtain such a license under the patents on commercially reasonable terms, or at all, it would have a material adverse effect on our ability to commercialize the oritavancin product.

        We have licensed U.S. and Canadian patent rights relating to Infergen from Amgen. Two of Amgen's U.S. patents relating to the Infergen molecule, the interferon alfacon-1 molecule, expire in 2004. However, the USPTO recently issued a Notice of Final Determination indicating that one of these patents is entitled to a five-year extension. We expect that the USPTO will issue in the near future a Certificate of Extension of Patent Term, officially extending the term of this patent by five years, to September 2009. This extension will enable us to exclude others from using the Infergen molecule until September 2009 for the treatment of chronic hepatitis C infections. After expiration of the extended patent term in September 2009, we would rely on a U.S. patent related to the use of Infergen at a dose within the range of 2 million to 30 million units of Infergen per administration for the treatment of chronic hepatitis C infections to block others from marketing the Infergen molecule for the treatment of chronic hepatitis C infections at these doses. When this patent expires in 2011, we will not be able to use this patent to block others from marketing the Infergen molecule for the treatment of chronic hepatitis C infections in the United States.

        Our competitors and their strategic partners have substantial and extensive patent rights in connection with the use of interferon alpha to treat a variety of diseases. Further, we believe that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for interferon alpha. We are uncertain of the extent to which the currently issued patents and any additional patents of our competitors that may issue will prevent us from marketing Infergen for the treatment of certain diseases. If because of these patents we are unable to market Infergen for a range of diseases, the commercial prospects for Infergen will be reduced and our prospects for profitability may be impaired. In addition, our competitors and their strategic partners have substantial and extensive patent rights in connection with the use of pegylated interferon alpha to treat a variety of diseases. Although we have licensed from Amgen rights to Amgen's early stage pegylated Infergen product candidate, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize a pegylated Infergen product.

        We are aware of the settlement of a lawsuit involving Infergen filed in 1997 by Biogen, Inc. against Amgen in the U.S. District Court for the District of Massachusetts. The suit alleged that the manufacture of Infergen infringed three Biogen U.S. patents relating to vectors for expressing cloned genes, methods of making vectors and expressing cloned genes, and host cells. All claims in the lawsuit were dismissed with prejudice by order of the court in December 2001 under a settlement agreement entered into between Biogen and Amgen. Although Amgen has informed us that the settlement agreement applies to Infergen, we do not know the terms of the settlement agreement or how the terms of the settlement may affect our ability to commercialize Infergen in the United States. The settlement agreement may have a material adverse effect on our ability to commercialize Infergen in the United States.

        We generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would exercise over technology that we own. For example, if Genentech fails to maintain the intellectual property licensed to us, we may lose our rights to develop and market Actimmune and may be forced to incur substantial additional costs to maintain or protect the intellectual property or to compel Genentech to do so.

        The combination of our products with other drugs may have a greater therapeutic effect in treating certain diseases than our products alone. In some cases, third parties hold patents either on the potential companion drugs or on combination therapies that include our products. We may not be able to negotiate licenses or other rights to potential companion drugs on reasonable terms, or at all. If we are not able to negotiate these licenses or other rights, the market for our products may be diminished.

        We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, which generally provide that proprietary information developed or inventions conceived during the relationship will be our exclusive property, we may not be able to adequately protect our trade secrets or other proprietary information.

        Our research collaborators and scientific advisors have some rights to publish our data and proprietary information in which we have rights. Such publications may impair our ability to obtain patent protection or protect our proprietary information.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, our products may not be marketed or commercially successful.

        Our products and product candidates are expensive, and we anticipate that the annual cost for treatment under each of the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our products or product candidates for an approved disease because we believe that it may not be commercially successful. Market acceptance of and demand for our products and product candidates will depend largely on the following factors:

  •
  cost of treatment;

  •
  pricing and availability of alternative products;

  •
  ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;

  •
  relative convenience and ease of administration; and

  •
  prevalence and severity of adverse side effects associated with treatment.

If third-party payors do not provide coverage or reimburse patients for our products, our revenues and prospects for profitability will suffer.

        Our ability to commercialize our products or product candidates in particular diseases is highly dependent on the extent to which coverage and reimbursement for our products will be available from:

  •
  governmental payors, such as Medicare and Medicaid;

  •
  private health insurers, including managed care organizations; and

  •
  other third-party payors.

        Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of our products will be reduced, and our sales will suffer.

The pricing and profitability of our products may be subject to control by the government and other third-party payors.

        The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize products. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we would receive for Actimmune, Infergen, Amphotec or any other products we may develop in the future, such as oritavancin, which would reduce our revenues and potential profitability.

Even if our products or product candidates are proven to be safe and effective for particular diseases, the actual maximum market opportunity associated with the treatment of these diseases may be much lower than our current estimates.

        Even if our products or product candidates are approved for use in connection with one or more particular diseases, the actual maximum market opportunity for our products or product candidates for each disease may be much less than our estimates. By way of example, it may be that:

  •
  only a subset of affected patients will respond to therapy with any of our products or product candidates;

  •
  the actual dose for a particular condition may be different than currently anticipated;

  •
  the treatment regimen may be different in duration than currently anticipated;

  •
  treatment may be sporadic; or

  •
  we cannot sell any product at the price we expect.

        In addition to the uncertainty about the various maximum market opportunities, there is no assurance of what portion of these market opportunities we will realize, if any.

Discoveries or developments of new technologies by established drug companies or others may make our products obsolete.

        Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than our products or product candidates for any of the diseases that we target. Even if we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

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

We rely on third parties to conduct clinical trials for our products and product candidates, and those third parties may not perform satisfactorily.

        If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for our products and product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

There are significant regulatory, supply, intellectual property and competitive barriers to entry that may prevent us from successfully marketing or developing Infergen or PEG-Infergen, a pegylated form of Infergen, for the chronic hepatitis C infections market.

        We have relaunched Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. However, we believe that there are significant regulatory, supply, intellectual property and competitive barriers to Infergen's penetration of the chronic hepatitis C infections market:

        Regulatory.    We believe that market acceptance of and demand for Infergen for the treatment of chronic hepatitis C infections may depend upon our ability to use Infergen in combination therapy with ribavirin or other anti-viral drugs. Before we can market Infergen in combination therapy with ribavirin or any other anti-viral drug, we will need to obtain FDA approval. To seek and obtain such approval, we will need to supplement Infergen's current FDA approval with data that support combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic hepatitis C infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. Seeking FDA approval for Infergen combination therapy may, in certain circumstances, involve our complying with FDA patent certification and notice provisions relating to ribavirin that could result in deferral of up to 30 months or, in the case of judicial intervention, longer, of FDA approval pending the outcome of ongoing patent infringement litigation.

        Supply.    Even if we are able to obtain regulatory approval for Infergen in combination therapy with ribavirin or another anti-viral drug, there may not be a source of commercial supply for ribavirin or another anti-viral drug. We are not aware of any U.S. or Canadian manufacturer of ribavirin that has regulatory approval, other than the company that sells ribavirin capsules exclusively to Schering Corp., which is, along with Roche Laboratories, Inc., one of our primary competitors in the chronic hepatitis C infections market. There can be no assurance that an independent source of commercial supply will become available after FDA exclusivity related to ribavirin capsules expires in June 2002, if at all.

        Intellectual Property.    Our competitors and their strategic partners have substantial and extensive patent rights in connection with combination therapy of interferon alpha and ribavirin for the treatment of chronic hepatitis C infections. For example, we are aware of three U.S. patents that relate to the use of interferon alpha and ribavirin to treat chronic hepatitis C infections. The terms of these patents expire in 2015, 2016 and 2017. We believe that these patents may prevent us from marketing Infergen in combination therapy with ribavirin for certain patients. If because of these patents we are unable to market Infergen with ribavirin or with another anti-viral drug, the commercial prospects for Infergen are likely to be reduced, and our prospects for profitability may be impaired. Further, we believe that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for combination therapy of interferon alpha and other anti-viral drugs for the treatment of chronic hepatitis C infections. If those patent applications were to issue, we may be unable to market Infergen with ribavirin or with another anti-viral drug, reducing the commercial prospects for Infergen, and our prospects for profitability may be reduced. In addition, our competitors and their strategic partners have substantial and extensive patent rights relating to pegylation technology in general and the use of pegylated interferon alpha for the treatment of chronic hepatitis C infections in particular. Further, several third parties have substantial and extensive patent rights in connection with the use of pegylation to modify biologically active compounds generally. Although we have licensed from Amgen rights to Amgen's early stage pegylated Infergen product candidate, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize a pegylated Infergen product for the treatment of chronic hepatitis C infections.

        Competition.    Pegylated interferon alpha products offer significant advantages over non-pegylated products because they last longer in the body and therefore need to be administered less often to the patient, permitting a less frequent dosing schedule and enhancing efficacy. Because our competitors have advanced pegylation programs for their interferon alpha products, we may have difficulty marketing Infergen. Schering has commenced marketing its pegylated interferon alpha product, and we expect that Roche will commence marketing its pegylated interferon alpha product before the end of 2002. Since we do not expect to have a pegylated Infergen product ready to market until at least 2006, if at all, Infergen has a significant disadvantage with respect to the frequency of administration. In addition, both of these companies have obtained and will likely continue to obtain significant patent protection relating to their respective products.

Although we recently relaunched Amphotec, this product may not be commercially successful.

        We have recently relaunched Amphotec. However, market acceptance of and demand for Amphotec will depend largely on the following factors:

  •
  Acceptance by physicians of Amphotec as a safe and effective therapy for invasive aspergillosis Since Amphotec had been without promotion in the United States for at least the last three years, competitors have spent considerable time positioning Amphotec in an unfavorable light within the medical community as inferior due to more infusion-related side effects, including high levels of chills and fever, relative to some other liposomal formulations of amphotericin.

  •
  Pricing of alternative products:     Competitive products may be discounted by competitors to limit Amphotec's market penetration.

  •
  Prevalence and severity of adverse side effects associated with Amphotec:     The most frequent infusion-related events after initial dosages are chills and fever.

If we are unable to contract with third parties to manufacture our products in sufficient quantities, on a timely basis or at an acceptable cost, we may be unable to meet demand for our products and may lose potential revenues.

        We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA-approved manufacturing facilities for the manufacture of our products for commercial purposes.

        Our manufacturing strategy for our products and product candidates also presents the following risks:

  •
  before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the FDA's satisfaction that the drug used in the clinical trials is comparable to the commercial drug;

  •
  delays in increasing manufacturing capacity to meet our needs for multiple clinical trials could delay clinical trials, regulatory submissions and commercialization of our product candidates;

  •
  manufacturers of our products are subject to ongoing periodic inspection by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards;

  •
  if we need to contract with other manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers prior to our use or sale of their products. This would require new testing and compliance inspections. The new manufacturers would need to adopt existing manufacturing processes or develop comparable processes necessary for the production of our products;

  •
  our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand;

  •
  if market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties; and

  •
  we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

        Any of these factors could delay clinical trials or commercialization of our products for particular diseases, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

If we are unable to contract with third parties to manufacture Actimmune, Infergen or Amphotec in sufficient quantities, on a timely basis or at an acceptable cost, we may be unable to meet demand for Actimmune, Infergen or Amphotec and may lose potential revenues.

        We recently transitioned from Genentech to Boehringer Ingelheim Austria GmbH for the manufacture of Actimmune. Under our supply agreement, Boehringer Ingelheim is required to supply commercially marketed Actimmune to us, subject to certain limits. If we do not receive sufficient quantities of commercial Actimmune from Boehringer Ingelheim, we may experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects. If we believe that Boehringer Ingelheim will be unable to meet our requirements for the manufacture of Actimmune, we may not seek a secondary source until Boehringer Ingelheim has indicated to us its inability or unwillingness to meet our requirements.

        Under our June 2001 agreement with Amgen by which we license Infergen, Amgen is obligated to manufacture and supply Infergen to us for our sales in the United States and Canada. These supply obligations will continue until such time as the manufacture of Infergen is transferred to a third party or to us, the license agreement terminates or January 1, 2015, whichever occurs first. We are obligated under the license agreement with Amgen to seek regulatory approval for any newly designed labels reflecting that we market the product in the United States and Canada.

        We presently have an agreement with Ben Venue Laboratories, Inc. for the manufacture of Amphotec for all purposes. The agreement with Ben Venue expires in March 2002. We are negotiating a new agreement with Ben Venue. If we are unable to negotiate a renewal of our current agreement with Ben Venue or a replacement agreement for the manufacture of Amphotec on commercially reasonable terms, we will experience a shortage of supply of Amphotec and decreased revenues, which would have an adverse effect on our revenues, business and financial prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

        The testing, marketing and sale of medical products entail an inherent risk of product liability. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

        We had 210 employees as of December 31, 2001, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including W. Scott Harkonen, our Chief Executive Officer, President and Chairman of our board of directors, as well as the other principal members of our management. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

        We believe that our existing cash, cash equivalents, short-term investments and cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2004. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may need to spend more money than currently expected because we may need to change our product development plans or product offerings to address difficulties encountered in clinical studies or preparing for commercial sales for new diseases. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to execute our business plan.

If we continue to incur net losses for a period longer than we anticipate, we may be unable to continue our business.

        We have lost money since inception, and our accumulated deficit is approximately $154.9 million at December 31, 2001. We expect to incur substantial additional net losses for at least the next three to five years. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. After consideration of the direct costs of marketing Actimmune and royalties we must pay to Genentech on sales of Actimmune, we do not currently generate significant operating profits on those sales. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Other Risks

Our indebtedness and debt service obligations may adversely affect our cash flow.

        Our annual debt service obligations on our 5.75% convertible subordinated notes due 2006 are approximately $8.6 million per year in interest payments. We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations, we may have to delay or curtail research and development programs.

        We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

        Our indebtedness could have significant additional negative consequences, including:

  •
  requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  •
  placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

If a change in control occurs, we may be required to redeem our 5.75% convertible subordinated notes due 2006.

        If there is a change in control of our company, the holders of our 5.75% convertible subordinated notes due 2006 may require us to redeem some or all of the notes. Although the indenture governing the notes allows us in certain circumstances to pay the redemption price in shares of our common stock, if a change in control were to occur, we may not have sufficient funds to pay the redemption price for all the notes tendered. There is no sinking fund for the notes.

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their best interests and not necessarily those of other stockholders.

        As of January 31, 2002, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 47.3% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

We have implemented anti-takeover provisions which could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

        The existence of our stockholder rights plan and provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

  •
  establish a classified board of directors so that not all members of our board may be elected at one time;

  •
  authorize the issuance of up to 5,000,000 shares of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

  •
  limit who may call a special meeting of stockholders;

  •
  prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

  •
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

        The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  •
  adverse results or delays in clinical trials;

  •
  failure to meet our publicly announced revenue projections;

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations;

  •
  our failure to commercialize additional FDA-approved products;

  •
  our decision not to initiate a planned clinical trial;

  •
  new products or services offered by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

  •
  issuances of debt or equity securities; and

  •
  other events or factors, many of which are beyond our control.

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

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or conversion of our 5.75% convertible subordinated notes due 2006, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.

        We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights.

MANAGEMENT

        The following table provides information regarding our directors, executive officers and key employees:

Name	Age	Title
W. Scott Harkonen, M.D.	50	Chief Executive Officer, President and Chairman of the Board of Directors
James E. Pennington, M.D.	58	Executive Vice President of Medical and Scientific Affairs
Timothy P. Lynch	32	Chief Financial Officer, Vice President of Finance and Administration
David A. Cory, R.Ph.	38	Senior Vice President of Sales and Marketing
Stephen N. Rosenfield	52	Senior Vice President of Legal Affairs, General Counsel and Secretary
Peter Van Vlasselaer, Ph.D.	43	Senior Vice President of Technical Operations
John J. Wulf	49	Senior Vice President of Corporate Development
Christine W. Czarniecki, Ph.D.	51	Vice President of Regulatory Affairs
James I. Healy, M.D., Ph.D.	36	Director
Wayne T. Hockmeyer, Ph.D.	57	Director
Jonathan S. Leff	33	Director
Jay P. Shepard	44	Director
Nicholas J. Simon	47	Director

        W. Scott Harkonen, M.D.    Dr. Harkonen founded InterMune in February 1998 and has served as a member of our board of directors since inception and our Chairman of the Board since January 2000. Dr. Harkonen has been our Chief Executive Officer and President since inception. From September 1995 to April 1999, Dr. Harkonen served as Senior Vice President of Product Development and Operations at Connetics Corporation, a biopharmaceutical company. From March 1991 to September 1995, Dr. Harkonen served as Vice President of Medical and Regulatory Affairs at Univax Biologics, a biopharmaceutical company. Dr. Harkonen is a member of the board for the Emerging Companies Section Governing Board of the Biotechnology Industry Organization. Dr. Harkonen is a director of several private companies. Dr. Harkonen holds an M.D. from the University of Minnesota and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

        James E. Pennington, M.D.    Dr. Pennington has served as our Executive Vice President of Medical and Scientific Affairs since January 2001. From June 1999 to January 2001, Dr. Pennington served as Senior Vice President of Research, Development and Clinical Affairs at Alpha Therapeutics

Corporation, a biological and biopharmaceutical company. From October 1997 to February 1999, Dr. Pennington served as Senior Vice President of Clinical Research at Shamen Pharmaceuticals, a biopharmaceutical company. From September 1986 to June 1994, Dr. Pennington served as Director and from July 1994 to October 1997, served as Vice President of Biological Clinical Research at Bayer Corporation, a publicly held biopharmaceutical company. Prior to joining the pharmaceutical industry, Dr. Pennington spent 12 years as a member of the Harvard Medical School faculty. Dr. Pennington holds an M.D. from the University of Oregon and is Board Certified in Internal Medicine and Infectious Diseases.

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

        David A. Cory, R.Ph.    Mr. Cory has served as our Senior Vice President of Sales and Marketing since January 2002. Mr. Cory previously served as our Vice President of Sales and Marketing since February 2000. From November 1999 to January 2000, Mr. Cory was a pharmaceutical industry consultant. From November 1988 to October 1999, Mr. Cory served in both sales and marketing management capacities, most recently as Commercial Director of Marketing, at Glaxo Wellcome, Inc., a pharmaceutical company. Mr. Cory holds a degree in Pharmacy from the University of Cincinnati.

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

        John J. Wulf.    Mr. Wulf has served as our Senior Vice President of Corporate Development since June 2000. From April 1998 until June 2000, Mr. Wulf served as Vice President of Business Development at Axys Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Axys, Mr. Wulf was employed by Genentech, Inc., a biotechnology company, in various positions in business, product and process development. From 1996 until April 1998, Mr. Wulf served as Director of Business Development and Far East Representative. From 1994 until 1996, he served as Licensing Manager. Mr. Wulf holds an M.B.A. from San Francisco State University and an M.S. from Oregon State University.

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

        James I. Healy, M.D., Ph.D.    Dr. Healy has served as a member of our board of directors since April 1999 and as the interim chairman of the board of directors from October 1999 through January 2000. Dr. Healy joined Sofinnova Ventures in June 2000 as a general partner and managing director. From January 1998 through March 2000, Dr. Healy was a partner at Sanderling Ventures. During 1997, Dr. Healy was supported by a Novartis Foundation bursary award and performed research at Brigham and Women's Hospital. From 1990 to 1997, he was employed by the Howard Hughes Medical Institute and Stanford University. Dr. Healy serves on the board of directors of several private companies. Dr. Healy holds an M.D. and a Ph.D. from Stanford University School of Medicine.

        Wayne T. Hockmeyer, Ph.D.    Dr. Hockmeyer has served as a member of our board of directors since February 2000. He serves as the chairman of the board of directors of MedImmune and serves as a member of the board of directors of Digene Corporation, GenVec, Inc., Diversa Corporation and a number of private companies. Dr. Hockmeyer founded MedImmune, Inc. in April 1988 and served as its President and Chief Executive Officer until October 2000. Dr. Hockmeyer is also a member of the board of directors of the Biotechnology Industry Organization, the Technology Council of Maryland and the University of Maryland Baltimore County and is a member of the Board of Visitors of the University of Maryland Biotechnology Institute. Dr. Hockmeyer holds a Ph.D. from the University of Florida.

        Jonathan S. Leff.    Mr. Leff has served as a member of our board of directors since January 2000. Mr. Leff joined Warburg Pincus LLC in 1996 and is currently a managing director. Mr. Leff serves on the board of directors of Transkaryotic Therapies, Inc., Synaptic Pharmaceutical Corp., Triangle Pharmaceuticals, Inc., Zymogenetics, Inc. and Visible Genetics, Inc., all of which are publicly held biotechnology companies. Mr. Leff holds an M.B.A. from Stanford University.

        Jay P. Shepard.    Mr. Shepard has served as a member of our board of directors since May 2001. Mr. Shepard joined Greer Laboratories, Inc. a biotechnology company, in January 2002 and serves as its President and Chief Executive Officer. Prior to joining Greer Laboratories, Mr. Shepard served as Vice President of Oncology Business Unit of ALZA Corporation, a subsidiary of Johnson & Johnson, a manufacturer of health care products. Mr. Shepard joined ALZA in 1994 as Director of Marketing. In 1995 he became Director of Marketing and Sales and became Vice President of Marketing and Sales in 1998. In 1999, Mr. Shepard became general manager and Vice President of the Oncology Business Unit and served in this capacity until October 2001. Prior to joining ALZA, Mr. Shepard worked as Senior Product Manager at Syntex Laboratories in Palo Alto, California. He also was Product Manager for Ortho Pharmaceutical Corporation in New Jersey.

        Nicholas J. Simon.    Mr. Simon has served as a member of our board of directors since August 1999. Mr. Simon is General Partner at MPM Capital, an investment firm focused on life sciences. In April 2000, Mr. Simon founded Collabra Pharma, Inc. (formerly i O Pharmaceuticals), a pharmaceutical development company, where he was the Chief Executive Officer and a director until September 2001. Mr. Simon joined Genentech, Inc. in December 1989, and from 1994 to April 2000, he served as Vice President of Business and Corporate Development. Mr. Simon is also Chairman of the Board of Deltagen, Inc. and serves on the board of SangStat Medical Corporation, both public companies, and serves on the board of directors of several private companies. Mr. Simon holds an M.B.A. from Loyola College.

Board Composition

        Our board of directors consists of seven directors, including one Class II director vacancy, and Dr. Harkonen is the chairman. Our board of directors is divided into three classes:

  •
  Class II directors, W. Scott Harkonen, M.D. and James I. Healy M.D., Ph.D., whose terms will expire at the annual meeting of stockholders to be held in June, 2002;

  •
  Class III directors, Jonathan S. Leff and Nicholas J. Simon, III, whose terms will expire at the annual meeting of stockholders to be held in 2003; and

  •
  Class I directors, Wayne T. Hockmeyer, Ph.D. and Jay P. Shepard, whose terms will expire at the annual meeting of stockholders to be held in 2004.

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

ITEM 2. PROPERTIES

        Our facilities currently consist of approximately 56,000 square feet of office space located at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into the ten-year lease for this building. We believe that this facility has sufficient space to accommodate expansion of our operations until at least the second quarter of 2003.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since our initial public offering of common stock, $0.001 par value, on March 24, 2000, our common stock has been traded on the NASDAQ National Market System under the symbol ITMN.

        The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ for the calendar periods indicated:

Calendar Year:	High	Low
2001
First Quarter	$42.25	$13.06
Second Quarter	40.53	15.94
Third Quarter	46.17	29.60
Fourth Quarter	51.99	36.49
2000
First Quarter (from March 24, 2000)	$25.00	$19.00
Second Quarter	44.00	12.13
Third Quarter	55.38	37.75
Fourth Quarter	54.19	39.50

        As of March 15, 2002, there were approximately 162 stockholders of record.

Dividend Policy

        No cash dividends have been paid to date by us on our common stock, and we do not anticipate the payment of dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        We made the following unregistered sales of our securities during the quarter ended December 31, 2001:

  (i)
  On December 20, 2001, we issued 42,822 shares of common stock to a European privately held development-stage company, in exchange for technology licenses and equity in the privately held company.

        There were no underwriters employed in connection with the transaction set forth above. The issuance of securities described above was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of securities in the transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate issued in such transaction. The recipient either received adequate information about the Company or had access, through employment or other relationships, to such information. The recipient was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about InterMune.

Application of Initial Public Offering Proceeds

        The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-96029) relating to our initial public offering of common stock, was March 24, 2000. A total of 6,250,000 shares of our common stock were sold at a price of $20.00 per share to an underwriting syndicate led by Warburg Dillon Read LLC, Chase Hambrecht & Quist and Prudential Vector Healthcare. The offering commenced on March 24, 2000 and closed on March 29, 2000. The initial public offering resulted in gross proceeds of $125.0 million, $8.8 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.2 million. Net proceeds to InterMune were approximately $115.0 million. From the time of receipt through December 31, 2001, the proceeds were applied toward:

  •
  clinical development—$55.0 million;

  •
  commercialization of our existing products—$35.0 million;

  •
  working capital—$14.0 million;

  •
  repayment of existing debt for royalties payable—$1.9 million;

  •
  repayment of obligations to Connetics Corporation—$1.0 million; and

  •
  general corporate purposes—$8.1 million

        The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical information has been derived from our audited consolidated financial statements. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and the consolidated financial statements and related Notes included in Item 8 of this 10-K.

				For the period from February 25, 1998 (inception) to December 31, 1998
	Years ended December 31,
Statement of operations data:
	2001	2000	1999
	(In thousands, except per share data)
Product sales:
Actimmune	$36,320	$11,201	$556	$—
All others	3,631	—	—	—

Total product sales, net	39,951	11,201	556	—
Costs and expenses:
Cost of goods sold	15,474	4,990	240	—
Amortization of acquired product rights	4,805	1,777	——
Research and development	52,049	20,821	2,969	1,235
Selling, general and administrative	35,895	16,152	2,656	892
Acquired in-process research and development	56,400	—	—	4,000
Acquired pre-FDA approval rights	—	—	1,094	—

Total costs and expenses	164,623	43,740	6,959	6,127
Loss from operations	(124,672)	(32,539)	(6,403)	(6,127)
Interest income	11,253	8,484	240	55
Interest expense	(4,772)	(191)	(186)	—

Net loss	(118,191)	(24,246)	(6,349)	(6,072)
Preferred stock accretion	—	(269)	(657)	—
Redeemable preferred stock dividend	—	(27,762)	—	—

Net loss applicable to common stockholders	$(118,191)	$(52,277)	$(7,006)	$(6,072)

Historical basic and diluted net loss per share	$(4.67)	$(3.05)	$(9.12)

Shares used in computing historical basic and diluted net loss per share	25,322	17,114	768

Pro forma basic and diluted net loss per share		$(2.61)	$(0.82)

Shares used in computing pro forma basic and diluted net loss per share		19,945	7,770

	December 31,
Balance sheet data:
	2001	2000	1999	1998
	(In thousands)
Cash, cash equivalents and available-for-sale securities	$332,067	$194,520	$4,214	$4,720
Working capital	320,345	194,706	1,222	4,181
Total assets	387,246	201,649	5,855	4,720
Convertible subordinated notes	149,500	—	—	—
Redeemable convertible preferred stock	—	—	7,417	—
Accumulated deficit	(154,858)	(36,667)	(12,421)	(6,072)
Total stockholders' equity (deficit)	215,059	195,801	(7,541)	4,181

        See Note 2 of our consolidated financial statements for calculation of net loss per share and pro forma net loss per share. Net loss per share for 1998 has not been presented as we were a wholly owned subsidiary of Connetics Corporation during 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are developing and commercializing innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have three marketed products, growing product revenues, and advanced-stage clinical programs, addressing a range of diseases with attractive markets. Our three marketed products are Actimmune, Infergen and Amphotec. Actimmune is approved in the United States for two rare congenital disorders. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We market Amphotec worldwide for the treatment of invasive aspergillosis. Our total product revenues increased 257% to $40.0 million for the year ended December 31, 2001 from $11.2 million for the year ended December 31, 2000.

        Since our inception, we have incurred significant losses and, as of December 31, 2001, we had an accumulated deficit of $154.9 million.

        Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations. We expect that our research and development expenses will increase as we continue clinical development of our products, and other expenses will increase as we expand our operations domestically and internationally. As a result, we expect to incur losses for the foreseeable future.

        We have a limited history of operations and expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts, and the timing of significant orders. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

        Drug development in the United States is a process that includes several steps defined by the FDA. The process begins with the filing of an Initial Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have approximately two potential products in development that are in Phase III or are preparing for Phase III studies. The successful development of our products is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA) or a Biologic License Application (or BLA), the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

        We are pursuing the following product development programs:

Program	Clinical Status
ACTIMMUNE
Idiopathic pulmonary fibrosis	Phase III trial ongoing
Cancer
• Ovarian	Phase III trial ongoing
• Non-Hodgkin's lymphoma	Phase II trial planned to commence in 2002
Systemic fungal infections
• Cryptococcal meningitis	Phase III trial planned to commence in 2002
• Invasive aspergillosis	Phase II trial planned to commence in 2002
Liver fibrosis	Phase II trial ongoing
Mycobacterial infections
• Atypical mycobacterial infections	Phase II trial ongoing
Cystic fibrosis	Phase II trial ongoing
NEXT-GENERATION INTERFERON GAMMA	Preclinical studies
ORITAVANCIN
Complicated skin and skin-structure infections	Phase III trial ongoing
Nosocomial pneumonia	Two Phase III trials planned to commence in 2002
Bacteremia	Phase II trial ongoing
INFERGEN
Chronic hepatitis C infections	Multiple Phase IV trials ongoing and planned to commence in 2002
PEG-INFERGEN
Chronic hepatitis C infections	Preclinical studies
MOLI1901 (Duramycin)
Cystic fibrosis	Phase I trial ongoing
PA MONOCLONAL ANTIBODY
Pseudomonas aeruginosa infection	Preclinical studies

        Our objective is to become a leading global biopharmaceutical company. We intend to grow our product revenues by capitalizing on the opportunities presented by our marketed products and by developing and commercializing new products. During 2001, we acquired the following product rights:

        In October 2001, we entered into an asset purchase and license agreement with Eli Lilly and Company pursuant to which we acquired worldwide rights to oritavancin from Eli Lilly. The agreement provides us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin. If we wish to enter into a relationship with a third party to commercialize oritavancin in any country, we must first offer Eli Lilly the opportunity to enter into such a commercialization relationship with us. After we negotiate with Eli Lilly, the agreement prohibits us from entering into an agreement with a third party on more favorable terms than those we offered to Eli Lilly. Pursuant to the agreement, we paid Eli Lilly $50.0 million and will be obligated to pay Eli Lilly significant milestone and royalty payments upon any successful development and commercialization of oritavancin by us. From March 2002 through March 2003, Eli Lilly has an option to reduce the agreed royalty percentages by requiring us to pay $15.0 million to Eli Lilly. Our rights to oritavancin could revert to Eli Lilly if we do not meet our diligence obligations under the agreement or otherwise commit a material breach of the agreement. Additionally, if we are acquired by a company with a certain type of competing program and Eli Lilly has notified us prior to the acquisition that it believes in good faith that its economic interests in oritavancin under the agreement will be harmed in light of the acquisition, Eli Lilly may terminate the agreement and our rights to oritavancin would revert to Eli Lilly. In any event, we may not assign the agreement to a potential acquirer without the advance, written consent of Eli Lilly.

        In September 2001, we entered into a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next-generation interferon gamma products. We plan to take forward into clinical development selected protein modified interferon gamma product candidates created by Maxygen that have enhanced pharmacokinetics and a potential for less-frequent dosing regimens. We are funding optimization and development of the next-generation interferon gamma products and retain exclusive worldwide commercialization rights for all human therapeutic indications. Under the terms of the agreement, Maxygen received up-front license fees and will receive full research funding and development and commercialization milestone payments. In addition, Maxygen will receive royalties on product sales. Our rights to the licensed products under the agreement could revert to Maxygen if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

        In June 2001, we entered into a licensing and commercialization agreement with Amgen to obtain an exclusive license in the United States and Canada to Infergen (interferon alfacon-1), an interferon alpha product, and the rights to an early stage program to develop a pegylated form of Infergen. Infergen is currently approved in both the United States and Canada to treat chronic hepatitis C infections. Under the agreement, we will have the exclusive right to market Infergen and clinically develop it for other indications in the United States and Canada. The total consideration was $29.0 million for upfront license and other fees and near-term milestones, and we are obligated to pay royalties on sales of Infergen. We are also required to pay Amgen other milestone payments on the pegylated Infergen program and royalties on sales of the product, if any. Our rights to Infergen could revert to Amgen if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

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

        In March 2001, we formed an international strategic collaboration with Boehringer Ingelheim International GmbH, to develop and commercialize interferon gamma-1b under Boehringer Ingelheim's trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD), osteopetrosis and ovarian cancer, which was added as an indication in August 2001 by an amendment to the agreement. Under the agreement, InterMune will fund and manage clinical and regulatory development of interferon gamma-1b for all indications. Boehringer Ingelheim has an option to exclusively promote Imukin®, and we may opt to promote the product where Boehringer Ingelheim does not do so. Furthermore, both companies will share in the profits from commercializing interferon gamma-1b through a specified royalty schedule.

        In January 2001, we acquired worldwide rights from ALZA Corporation to Amphotec (sold under the tradename Amphocil in certain countries outside the United States). The transaction terms included an upfront product acquisition fee of $9.0 million, milestone payments based upon sales levels and specific achievements in the clinical development and regulatory approval of Amphotec in combination with Actimmune, and royalties payable upon net sales of Amphotec. Under the agreement, we obtained access to certain existing distributorships for Amphotec, and assumed ALZA's obligations under agreements with its existing Amphotec distributors and service providers. We have diligence obligations under the agreement to set up additional distributorships for Amphotec or establish a sales force and begin to promote Amphotec in specified countries at specified times. Our rights to Amphotec could revert to ALZA if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. We are also subject to certain royalty obligations to the University of California under this agreement.

Deferred Stock Compensation

        In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $8.6 million and $5.6 million in the fiscal years ended December 31, 2000 and 1999, respectively. No deferred stock compensation was recorded for 2001. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders' equity and is being amortized using the graded vesting method over the vesting period of the individual options, which is generally five years. This graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. We recorded amortization of deferred stock compensation of $3.8 million, $6.7 million and $345,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, we had a total of $3.4 million to be amortized over the remaining vesting periods of the stock options.

Results of Operations

Comparison of years ended December 31, 2001 and 2000

        Revenue.    Total product revenues were $40.0 million and $11.2 million for the years ended December 31, 2001 and 2000, respectively. The growth in product sales for the year 2001 is primarily attributable to a $25.2 million increase in sales of Actimmune. The product revenues in 2001 include all sales of Actimmune in the United States, worldwide sales of Amphotec for the period from January 5, 2001 (the date we acquired the marketing rights to Amphotec) and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen). The product revenues in 2000 include only sales of Actimmune outside the United States related to a supply arrangement and for the period from April 1, 2000 to December 31, 2000 in the United States. On June 27, 2000, we terminated the annual baseline agreement with Connetics for Actimmune sales below a contractual baseline. For the three-month period ended March 31, 2000, sales transacted for Connetics below the annual contractual baseline were recorded on a net basis, which was zero, and any amounts in excess of net revenues less costs to produce and market were paid to Connetics.

        Cost of goods sold.    Cost of goods sold were $15.5 million and $5.0 million for the years ended December 31, 2001 and 2000, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues. The increase in 2001 was due entirely to costs associated with increased product sales volumes.

        Amortization of acquired product rights.    We recorded amortization of acquired product rights of $4.8 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively. On June 28, 2000, we purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights was completed in 2001 and expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. In addition, we recognized a total of $2.2 million in 2001 for the amortization of product rights acquired in 2001.

        Research and development expenses.    Research and development expenses were $52.0 million and $20.8 million for the years ended December 31, 2001 and 2000, respectively, representing an increase of 150% or $31.2 million. Of the increased costs in the year 2001, a total of $2.5 million is related to non-cash stock-based compensation and the amortization of deferred stock compensation and $7.2 million was incurred for one-time payments relating to technology licenses and a common stock investment in a privately held company. The remaining increase in 2001 was due primarily to increased costs for clinical trial expenses for Actimmune in new and existing disease indications and internal support personnel. Our clinical research and development costs approximated 74% of our total research and development expense and our preclinical research and development costs approximated 7% of the same total. We expect research and development expenses to increase significantly over the next several years.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $35.9 million and $16.2 million for the years ended December 31, 2001 and 2000, respectively, representing an increase of 122% or $19.7 million. Of the increased costs in 2001, a total of $2.6 million is related to non-cash stock-based compensation and the amortization of deferred stock compensation. The remaining increase in 2001 is attributable primarily to increased staffing and related expenses necessary to manage the growth of our operations, expansion of our field sales force and the expansion into our new company headquarters. In December 2001, we added 48 additional field personnel to support our products. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff and increased marketing and selling expenses for our products in their approved diseases, and the expenses associated with the expansion of our operations worldwide.

        Acquired in-process research and development.    We recorded one-time charges for acquired in-process research and development of $56.4 million for the year ended December 31, 2001 related to the acquisition of Infergen and oritavancin (no charges in 2000). In October 2001, we licensed worldwide rights to oritavancin from Eli Lilly and Company. We paid an upfront fee of $50 million to Lilly and an additional $1 million in related expenses. We will also pay Lilly significant milestone and royalty payments upon successful development and commercialization. Oritavancin is not currently approved by the FDA and is in Phase II and Phase III clinical trials for various indications. We expect commercial no earlier than 2005.

        In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. and obtained an exclusive license in the United States and Canada to Infergen (a therapeutic approved by the FDA for the treatment of hepatitis C infections) and the rights to an early-stage program to develop a pegylated form of Infergen for a total consideration of $29 million, plus development milestones and royalties. Under the agreement, we also have the exclusive right to clinically develop Infergen for other indications in the United States and Canada. We do not expect the pegylated Infergen program, which is currently in its early stages (approximately 10% completed), to reach the FDA approval stage until 2006 at the earliest, if at all. Based upon an independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of approximately $23.6 million, was allocated to developed technology and will be amortized over ten years. The value assigned to acquired in-process research and development was determined by estimating the costs to develop Amgen's purchased in-process research and development into a commercially viable product, currently estimated to be approximately $56 million including development milestones, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. A discount rate of 33% was used for valuing the in-process research and development and is intended to be commensurate with our corporate maturity and the uncertainties in the economic estimates described above. The technology under development has no foreseeable alternative future use.

        The estimates used by us in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

        Interest income.    Interest income totaled $11.3 million and $8.5 million for the years ended December 31, 2001 and 2000, respectively. The increase in interest income in 2001 was due to increased cash available for investments as a result of the completion of debt and equity financings during the year, offset by lower interest rates.

        Interest expense.    Interest expense totaled $4.8 million and $191,000 for the years ended December 31, 2001 and 2000, respectively. The increase in 2001 was attributable to interest expense on our aggregate principal amount of 5.75% convertible subordinated notes issued during the year. The amount in 2000 relates to imputed interest on the obligations to Connetics that were paid in full on March 2001.

        Deemed Dividend Upon Issuance of Redeemable Convertible Preferred Stock.    We recorded a deemed dividend of $27.8 million in January 2000, upon the issuance of 4,966,361 shares of Series B redeemable convertible preferred stock. At the dates of issuance, we believed the per share price of $5.59 represented the fair value of the preferred stock and was in excess of the deemed fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the deemed fair value of our common stock and determined it to be $12.60 to $14.40 per share. Accordingly, the aggregate proceeds of $27.8 million fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital of $27.8 million, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share the year ended December 31, 2000.

        Provision for income taxes.    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 2001 and 2000.

        As of December 31, 2001, we had federal net operating loss carryforwards of approximately $81.0 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2021, if not utilized and federal research and development tax credits of approximately $500,000 which will expire in the years 2018 through 2021. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Comparison of years ended December 31, 2000 and 1999

        Revenue.    Total product revenues were $11.2 million and $556,000 for the years ended December 31, 2000 and 1999, respectively. The product revenues in 1999 represented our portion of Actimmune sales that exceeded the annual contractual baseline established with Connetics in effect at that time. On June 27, 2000, we terminated the annual baseline agreement with Connetics for Actimmune sales below a contractual baseline. Beginning with the three-month period ending June 30, 2000, our revenues reflect all sales for Actimmune. The product revenues in 2000 represent all sales from April 1, 2000 to December 31, 2000 of Actimmune in the United States and sales outside the United States related to a supply arrangement. For all of 1999 and the three-month period ended March 31, 2000, sales transacted for Connetics below the annual contractual baseline were recorded on a net basis, which was zero, and any amounts in excess of net revenues less costs to produce and market were paid to Connetics.

        Cost of goods sold.    Cost of goods sold were $5.0 million and $240,000 for the years ended December 31, 2000 and 1999, respectively. Cost of goods sold includes all product cost of goods sold including manufacturing costs, royalties and distribution costs associated with our revenues. The increase in 2000 was due entirely to costs associated with increased product sales volumes.

        Amortization of acquired product rights.    We recorded amortization of acquired product rights of $1.8 million and $0 for the years ended December 31, 2000 and 1999, respectively. On June 28, 2000, we purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of those rights is expensed based upon product units shipped under the previous contractual unit baseline for the year 2000.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $16.2 million and $2.7 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of 508% or $13.5 million. Of the increased costs in 2000, a total of $4.0 million is related to the amortization of deferred stock compensation. The remaining increase in 2000 is attributable primarily to increased staffing and related expenses necessary to manage the expansion of our operations. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff and increased marketing and selling expenses for Actimmune in its approved diseases.

        Acquired pre-FDA approval rights    We recorded a total of $0 and $1.1 million for the years ended December 31, 2000 and 1999, respectively. The amount paid in 1999 was for the acquisition of additional development rights for Actimmune from Genentech.

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

Liquidity and Capital Resources

        Since inception, we have funded our operations through sales of equity and debt securities and sales of our products. At December 31, 2001, we had available cash, cash equivalents and available-for-sale investments of $332.1 million. Our cash reserves are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

        Net cash used in operations for the year ended December 31, 2001, totaled $42.5 million compared to $19.5 million for the same period in 2000 and $3.1 million for the period in 1999. A net loss of $118.2 million for the year ended December 31, 2001 included non-cash charges of $3.8 million for the amortization of deferred stock compensation, $1.3 million related to non-cash stock compensation, $2.2 million for non-cash consideration for license and equity, $56.4 million for acquired in-process research and development, and $3.5 million for depreciation and amortization. In addition, net cash used in operations for the year ended December 31, 2001, was further impacted by an increase in accounts receivable of $3.6 million resulting from increased product sales and an increase in product inventories of $2.9 million. These uses of operating cash were offset by an increase of $8.1 million in accounts payable and accrued compensation resulting from increases in commissions and vacation liabilities from additional personnel added during the year and an increase of $7.1 million in other accrued liabilities, which includes $4.2 million of interest payable on the convertible subordinated debt and $2.0 million payable to Amgen, Inc. for the acquisition on Infergen.

        Net cash used by investing activities in the year 2001 was $130.0 million compared to net cash used of $146.8 million in 2000 and compared to net cash provided of $1.9 million in 1999. In 2001, the net cash used was primarily due to the net purchases of short-term available-for-sale investments and cash used for the acquisition of product rights. In 2000, the net cash used was primarily due to the net purchases of short-term available-for-sale investments. In 1999, the net cash provided resulted primarily from the net maturities of short-term investments used to fund operations. Capital expenditures for equipment and leasehold improvements to support the Company's operations was $7.5 million, $1.0 million and $30,000 in 2001, 2000 and 1999, respectively.

        Net cash provided by financing activities for the year ended December 31, 2001 totaled $274.6 million, and represents $128.8 million in net proceeds from the sale of common stock in a follow-on public offering, $144.4 million received in from the sale of 5.75% convertible subordinated notes, $835,000 from stock option exercises and $534,000 received under our employee stock purchase plan.

        Working capital of $320.4 million at December 31, 2001 increased from $194.7 million at December 31, 2000. The increase in working capital was primarily due to proceeds from our financing activities.

        On July 5, 2001, we completed a follow-on public offering of 4,295,896 shares of common stock, including the underwriters' exercise in full of their over-allotment option, at a price of $32.00 per share, raising $137.5 million in gross proceeds. We received net proceeds of $128.8 million after deducting underwriting fees of $7.9 million and related expenses of $0.8 million.

        Concurrent with the secondary public offering, we also completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due July 15, 2006, including notes issued pursuant to the underwriters' exercise of their over-allotment option. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $38.40 per share subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in January and July. We can redeem all or a portion of the notes at any time on or after July 15, 2004. We received net proceeds of $144.4 million after deducting underwriting fees of $4.5 million and related expenses of $0.6 million. As of December 31, 2001, the fair value of these notes approximated $222.4 million.

        On March 13, 2002 we completed a follow-on public offering of 3.0 million shares of common stock at a price of $37.00 per share, raising $111.0 million in gross proceeds. We received net proceeds of approximately $104.4 million after deducting underwriting fees of $5.8 million and estimated related expenses of $0.8 million. The offering allows for an over allotment provision of 450,000 shares that may be purchased by the underwriters during the next 30 days.

        We believe our existing cash, cash equivalents and available-for-sale securities, together with cash flows from our operations will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2004. However, our capital requirements may increase in future periods and as a result, we may require additional funds. We may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings and additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

        Our material future obligations are as follows (in millions):

Contractual obligations	Total	2002	2003- 2005	2006- 2007	After 2007
Convertible subordinated debt	$149.5	$—	$—	$149.5	$—
Operating leases	33.9	3.7	10.3	7.0	12.9
Unconditional purchase obligations	14.9	14.9	—	—	—
Research and development funding commitments	5.0	4.4	0.6	—	—

Total contractual cash obligations	$203.3	$23.0	$10.9	$156.5	$12.9

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and related revenue reserves. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and revenue reserves

        Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and reserves are recorded for estimated returns, rebates and cash discounts. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We monitor product ordering cycles and actual returns, product date codes and wholesale inventory levels to estimate potential product return rates. We have not experienced any significant returns of expired products to date. We monitor all sales of products and estimate a reserve for those sales subject to rebates.

Accounting for intangible assets

        Our intangible assets are comprised principally of acquired technology rights. We apply judgment in determining the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, existence of competing technology and potential obsolescence. To date, we have not experienced any impairments to our intangible assets.

Recent accounting pronouncements

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. At December 31, 2001, the average maturity of our available-for-sale securities was 147 days.

        The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest its excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restricts its exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio (in millions):

	2002	2003	2004	2005	2006	Total	Fair value at December 31, 2001
Assets:
Available-for-sale securities	$302.5	$5.2	$12.0	—	—	$319.7	$323.8
Average interest rate	2.2%	2.6%	4.3%	—	—	—	—
Liabilities:
5.75% Convertible convertible subordinated notes due 2006	—	—	—	—	$149.5	$149.5	$222.4
Average interest rate	—	—	—	—	5.75%	—	—

        We have some obligations in foreign currencies, principally the purchase of Actimmune inventory which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InterMune, Inc.

        We have audited the accompanying consolidated balance sheets of InterMune, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Palo Alto, California February 1, 2002, except for Note 16, as to which the date is March 13, 2002

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$150,200	$48,191
Available-for-sale securities	181,867	146,329
Accounts receivable, net of allowances of $949 in 2001 and $418 in 2000	5,355	1,800
Inventories	3,922	1,049
Product revenue rights from Connetics, net	—	2,633
Prepaid expenses	1,307	552

Total current assets	342,651	200,554
Property and equipment, net	7,593	845
Acquired product rights, net	30,429	—
Restricted cash	1,675	250
Other assets	4,898	—

	$387,246	$201,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,277	$1,926
Accrued compensation	2,878	916
Other accrued liabilities	11,151	2,094
Payable to Connetics	—	912

Total current liabilities	22,306	5,848
Deferred rent	381	—
Convertible subordinated notes	149,500	—
Commitments
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value, 45,000,000 authorized shares; 28,450,912 shares and 23,897,954 shares issued and outstanding at December 31, 2001 and 2000, respectively	28	24
Additional paid-in capital	373,310	239,620
Notes receivable from stockholder	(56)	(95)
Deferred stock compensation	(3,414)	(7,188)
Accumulated other comprehensive income	49	107
Accumulated deficit	(154,858)	(36,667)

Total stockholders' equity	215,059	195,801

	$387,246	$201,649

See accompanying notes.

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the year ended December 31,
	2001	2000	1999
Product sales
Actimmune	$36,320	$11,201	$556
All others	3,631	—	—

Total product sales, net	39,951	11,201	556
Costs and expenses:
Cost of goods sold	15,474	4,990	240
Amortization of acquired product rights	4,805	1,777	—
Research and development	52,049	20,821	2,969
Selling, general and administrative	35,895	16,152	2,656
Acquired in-process research and development	56,400	—	—
Acquired pre-FDA approval rights	—	—	1,094

Total costs and expenses	164,623	43,740	6,959

Loss from operations	(124,672)	(32,539)	(6,403)
Other income (expense):
Interest income	11,253	8,484	240
Interest expense	(4,772)	(191)	(186)

Net loss	(118,191)	(24,246)	(6,349)
Preferred stock accretion	—	(269)	(657)
Deemed dividend on redeemable preferred stock	—	(27,762)	—

Net loss applicable to common stockholders	$(118,191)	$(52,277)	$(7,006)

Historical basic and diluted net loss per common share	$(4.67)	$(3.05)	$(9.12)

Shares used in computing historical basic and diluted net loss per common share	25,322	17,114	768

See accompanying notes.

INTERMUNE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY(DEFICIT)
(In thousands except share and per share data)

			Stockholders' Equity (Deficit)
	Convertible preferred stock
			Common stock
					Additional paid-in capital	Notes receivable from stockholder	Deferred compensation related to stock options	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity/(deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	11,200	$10,253	—	$—	$—	$—	$—	$—	$(6,072)	$4,181
Net loss and comprehensive net loss	—	—	—	—	—	—	—	—	(6,349)	(6,349)
Issuance of restricted common stock to founders for cash at $0.01 per share	—	—	815	8	—	—	—	—	—	8
Capital transactions with Parent (Connetics):
Exchange of convertible preferred shares on April 27, 1999:
Return of Series A	(11,200)	—	—	—	—	—	—	—	—	—
Issuance of Series A-1 at $1.25 per share	960	—	—	—	—	—	—	—	—	—
Contributed capital from Parent (Connetics) (cash)	—	396	—	—	—	—	—	—	—	396
Return of capital to Parent (Connetics) (cash)	—	(4,722)	—	—	—	—	—	—	—	(4,722)
Return of capital to Parent (Connetics) (cash and/or stock)	—	(2,514)	—	—	—	—	—	—	—	(2,514)
Issuance of Series A-1 convertible preferred stock for license rights at $1.25 per share	875	1,094	—	—	—	—	—	—	—	1,094
Issuance of Series A-2 redeemable convertible preferred stock for cash, net of issuance costs of $95	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.672 per share	—	—	975	655	—	—	—	—	—	655
Issuance of Series A-2 redeemable convertible preferred stock for cash at $1.25 per share	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-2 redeemable convertible preferred stock for cash at $1.25 per share	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock at $0.01 per share	—	—	(79)	(1)	—	—	—	—	—	(1)
Exercise of stock options	—	—	180	23	—	—	—	—	—	23
Deferred stock compensation	—	—	—	5,631	—	—	(5,631)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	345	—	—	345
Preferred stock accretion	—	—	—	(657)	—	—	—	—	—	(657)

Balance at December 31, 1999	1,835	4,507	1,891	5,659	—	—	(5,286)	—	(12,421)	(7,541)
Return of capital to Connetics	—	—	—	—	(1,000)	—	—	—	—	(1,000)
Net realized gain on available-for-sale securities	—	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	—	(24,246)	(24,246)

Comprehensive net loss	—	—	—	—	—	—	—	—	—	(24,139)
Reincorporation in Delaware	—	—	—	(5,657)	5,657	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $1,424 at $5.59 per share	—	—	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock to agent upon completion of private placement financing	—	—	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock as milestone payment to Connetics	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	1,075	1	462	(90)	—	—	—	373
Interest on note receivable from stockholder	—	—	—	—	—	(5)	—	—	—	(5)
Preferred stock accretion	—	—	—	—	(269)	—	—	—	—	(269)
Repurchase of common stock	—	—	(124)	—	(15)	—	—	—	—	(15)
Conversion of preferred stock upon close of initial public offering	(1,835)	(4,507)	12,801	13	38,517	—	—	—	—	34,023
Issuance of common stock in initial public offering at $20.00 per share, net of issuance costs of $10,015	—	—	6,250	6	114,979	—	—	—	—	114,985
Issuance of common stock in a private placement at $38.00 per share, net of issuance costs of $4,932			2,000	2	71,066	—	—	—	—	71,068
Stock compensation related to options granted to consultants for services	—	—	—	—	1,555	—	—	—	—	1,555
Stock issued under employee stock purchase plan	—	—	5	—	85	—	—	—	—	85
Deferred stock compensation	—	—	—	—	8,583	—	(8,583)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	6,681	—	—	6,681

Balance at December 31, 2000	—	—	23,898	24	239,620	(95)	(7,188)	107	(36,667)	195,801
Net realized loss on available-for-sale securities	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	(118,191)	(118,191)

Comprehensive net loss	—	—	—	—	—	—	—	—	—	(118,249)
Exercise of stock options	—	—	189	—	835	—	—	—	—	835
Stock issued under employee stock purchase plan	—	—	25	—	534	—	—	—	—	534
Issuance of common stock in a public offering at $32.00 per share, net of issuance costs of $8,628	—	—	4,296	4	128,837	—	—	—	—	128,841
Issuance of common stock for technology license and common stock investment in a private company	—	—	43	—	2,160	—	—	—	—	2,160
Payment of note receivable net of accrued interest	—	—	—	—	—	39	—	—	—	39
Stock compensation related to options granted to consultants for services	—	—	—	—	1,324	—	—	—	—	1,324
Amortization of deferred stock compensation	—	—	—	—	—	—	3,774	—	—	3,774

Balance at December 31, 2001	—	$—	28,451	$28	$373,310	$(56)	$(3,414)	$49	$(154,858)	$215,059

See accompanying notes

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31
	2001	2000	1999
Cash flows used for operating activities:
Net loss	$(118,191)	$(24,246)	$(6,349)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation	3,774	6,681	345
Non-cash stock compensation	1,324	2,226	—
Non-cash charge related to acquisition of technology license and common stock investment	2,160	—	—
Accretion of obligations payable to Connetics	30	144	111
Acquired in-process research and development	56,400	—	—
Stock issued for acquired pre-FDA approval rights	—	—	1,094
Amortization and depreciation	3,451	160	2
Deferred rent	381	—	—
Interest receivable on stockholder note	—	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,555)	(1,391)	(409)
Inventories	(2,873)	(218)	(831)
Notes receivable from officer	—	104	(104)
Prepaid expenses	(755)	(533)	(18)
Restricted cash	(1,425)	—	(250)
Other assets	(284)	—	—
Accounts payable and accrued compensation	8,313	2,609	1,710
Payable to Connetics	1,691	(3,527)	(309)
Other accrued liabilities	7,057	(1,490)	1,914

Net cash used for operating activities	(42,502)	(19,486)	(3,094)

Cash flows from investing activities:
Purchase of property and equipment	(7,516)	(977)	(30)
Acquisition of product rights	(87,000)	—	—
Purchases of available-for-sale securities	(379,861)	(235,870)	(24,198)
Maturities of available-for-sale securities	170,370	27,417	26,160
Sales of available-for-sale securities	173,895	62,673	—

Net cash (used) for provided by investing activities	(130,112)	(146,757)	1,932

Cash flows from financing activities:
Contributed capital for preferred stock	—	—	396
Return of capital to Parent (Connetics)	—	(1,000)	(5,222)
Proceeds from issuance of common stock, net	130,210	186,496	685
Proceeds from redeemable preferred stock, net	—	25,166	6,760
Proceeds from convertible subordinated notes, net	144,374	—	—
Repayment of notes receivable from stockholder	39	—	—

Net cash provided by financing activities	274,623	210,662	2,619

Net increase in cash and cash equivalents	102,009	44,419	1,457
Cash and cash equivalents at beginning of period	48,191	3,772	2,315

Cash and cash equivalents at end of period	$150,200	$48,191	$3,772

Supplemental disclosure of cash flow information:
Return of capital on obligation to Parent (Connetics)	$—	$(1,000)	$(2,014)
Long-term obligation on return of capital	—	—	1,514
Short-term obligation on return of capital	—	—	500
Interest paid	30	122	—
Schedule of non-cash transactions:
Deferred stock compensation	$—	$8,583	$5,631
Issuance of shares for note receivable	—	90	—
Issuance of common stock as settlement of obligation	—	500	—
Issuance of common stock for technology license and common stock investment	2,160	—	—
Payable for acquired product rights	2,000	—	—

See accompanying notes.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Overview

        InterMune, Inc. ("InterMune" or the "Company") develops and commercializes innovative products for the treatment of serious pulmonary and infectious diseases and cancer. The Company has the exclusive license rights in the United States to Actimmune (Interferon gamma-1b) injection for a range of indications, including chronic granulomatous disease, osteopetrosis, idiopathic pulmonary fibrosis, cancer, mycobacterial infections, systemic fungal infections and cystic fibrosis. The Company has active development programs underway for these indications, several of which are in mid- or advanced-stage human testing, known as clinical trials. The FDA has approved Actimmune for the treatment of chronic granulomatous disease and the treatment of severe malignant osteopetrosis, and the Company markets and sells Actimmune in the United States for these diseases. In January 2001, the Company acquired from Alza Corporation the worldwide rights to Amphotec, an FDA-approved lipid-complexed form of amphotericin B indicated for the treatment of invasive aspergillosis, a life-threatening fungal infection. In June 2001, the Company licensed Infergen, a therapeutic approved by the FDA for the treatment of chronic hepatitis C infections, which was developed and commercialized by Amgen Inc.

Basis of presentation

        The accompanying financial statements include the operations of InterMune for the period from February 25, 1998 to April 27, 1999, as a wholly-owned subsidiary of Connetics Corporation. The Company's financial statements include all costs of doing business during the period it was a wholly owned subsidiary. Separate accounting records for the Company were maintained during this period, but were included in the consolidated financial statements of Connetics. Through March 2000, Connetics provided InterMune with certain information services, accounting activities, employee benefit administration and research and development services. InterMune was charged the actual time incurred plus an allocation of overhead costs based upon time incurred. The Company believes the allocation methodology was reasonable.

        Certain prior year balance sheet amounts have been reclassified to conform with current year presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The consolidated financial statements include the accounts of InterMune and its wholly owned subsidiaries, (InterMune Canada Inc., and InterMune Ltd). All intercompany accounts and transactions have been eliminated. To date, the operations of InterMune Canada Inc. and InterMune Ltd. have been immaterial.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, cash equivalents and available-for-sale securities

        Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. The Company classifies all debt securities as available for sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component of stockholders' equity. The estimated fair value amounts have been determined by the Company using available market information. The cost of securities sold is based on the specific identification method.

Fair value of financial instruments

        Financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and long-term royalty payable, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of convertible subordinated debt is determined by the Company using available market information.

Concentration of risks

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

        The Company relies on single source manufacturers for each of its products. Actimmune is produced solely supplied by Boehringer Ingleheim GmBH, for all clinical and commercial supplies. Amphotec is produced solely by Ben Venue Laboratories Inc, and Infergen is produced solely by Amgen Inc. Any extended interruption in the supply of any products could result in the failure to meet clinical or customer demand.

Inventories

        Inventories consist principally of raw materials and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are 3 years for computer equipment and 4 to 5 years for office furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

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

Acquired product rights

        Initial payments for the acquisition of products that, at the time of acquisition by the Company, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life would be adjusted when appropriate.

        Acquired product rights in 2001 related to the acquisition of Amphotec and Infergen. At December 31, 2001, accumulated amortization amounted to $2.2 million.

Revenue recognition

        Revenues from product sales are recognized upon shipment when title passes to a credit worthy customer, net of allowances for estimated returns, rebates, and cash discounts. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company monitors product ordering cycles and actual returns, product date codes and wholesale inventory levels to estimate potential product return rates. The Company has not experienced any significant returns of expired product. The Company monitors all sales of products and estimates a reserve for those sales subject to rebates. Shipping and handling costs are included in cost of good sold.

        Prior to March 31, 2000, sales and related costs of sales and accounts receivable for sales below a baseline amount were transacted on behalf of Connetics Corporation under an agreement. For sales below the baseline amount, any amounts in excess of net revenues less costs to produce and market were paid to Connetics. These sales, costs of sales and amounts receivable were recorded by the Company on a net basis, which is equivalent to zero in the accompanying consolidated financial statements. Sales, costs of sales and accounts receivable were not subject to the risks and rewards of ownership by the Company. Revenues excluded from the consolidated financial statements under this agreement amounted to $1.8 million for the year ended December 31, 2000 and $4.8 million for the year ended December 31, 1999.

Research and development expenses

        Research and development (or R&D) expenses include salaries, contractor and consultant fees and external clinical trial expenses and in-licensing fees. In addition, the Company funds R&D at research institutions under agreements, which are generally cancelable. All such costs are charged to R&D expense as incurred.

Advertising costs

        The Company expenses advertising costs as incurred. Advertising costs were $130,000 and $581,000 for the years ended December 31, 2001 and 2000, respectively. Advertising costs for the period in 1999 were not material.

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

Net loss per share

        Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares from stock options (on the treasury stock method), and preferred stock and convertible notes (on an if-converted basis). Potentially dilutive securities were excluded from historical diluted loss per share because of their anti-dilutive effect. The securities excluded were as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Options	2,988	1,223	990
Convertible subordinated notes	3,893	—	—
Convertible preferred stock	—	—	1,835

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

        The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year ended December 31,
	2001	2000	1999
Historical:
Net loss	$(118,191)	$(24,246)	$(6,349)
Preferred stock accretion	—	(269)	(657)
Deemed dividend to preferred stockholders	—	(27,762)	—

Net loss allocable to common stockholders	$(118,191)	$(52,277)	$(7,006)

Historical basic and diluted:
Weighted-average shares of common stock outstanding	26,080	18,236	1,202
Less: weighted-average shares subject to repurchase	(758)	(1,122)	(434)

Weighted-average shares used in computing basic and diluted net loss per common share	25,322	17,114	768

Basic and diluted net loss per common share	$(4.67)	$(3.05)	$(9.12)

Pro forma basic and diluted:
Net loss allocable to common stockholders		$(52,277)	$(7,006)
Add: Preferred stock accretion		269	657

Net loss before preferred stock accretion		$(52,008)	$(6,349)

Shares used above		17,114	768
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock to common stock		2,831	4,790
Pro forma adjustment to reflect the common equivalent shares of preferred and common stock issued in connection with the reorganization		—	2,212

Weighted average shares used in computing pro forma basic and diluted net loss per common share		19,945	7,770

Pro forma basic and diluted net loss per common share		$(2.61)	$(0.82)

Recent accounting pronouncements

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

3.    ACQUIRED PRODUCT RIGHTS

        During 2001, the Company acquired the following product rights.

Eli Lilly and Company ("Eli Lilly")

        In October 2001, the Company entered into an asset purchase and license agreement with Eli Lilly and Company pursuant to which the Company acquired worldwide rights to oritavancin from Eli Lilly. The agreement provides the Company with exclusive worldwide rights to develop, manufacture and commercialize oritavancin. If the Company wishes to enter into a relationship with a third party to commercialize oritavancin in any country, the Company must first offer Eli Lilly the opportunity to enter into such a commercialization relationship with the Company. After the Company negotiates with Eli Lilly, the agreement prohibits the Company from entering into an agreement with a third party on more favorable terms than those the Company offers to Eli Lilly. Pursuant to the agreement, the Company paid Eli Lilly $50.0 million and will be obligated to pay Eli Lilly significant milestone and royalty payments upon any successful development and commercialization of oritavancin by the Company. From March 2002 through March 2003, Eli Lilly has an option to reduce the agreed royalty percentages by requiring the Company to pay $15.0 million to Eli Lilly. The Company's rights to oritavancin could revert to Eli Lilly if the Company does not meet its diligence obligations under the agreement or otherwise commit a material breach of the agreement. Additionally, if the Company is acquired by a company with a certain type of competing program and Eli Lilly has notified the Company prior to the acquisition that it believes in good faith that its economic interests in oritavancin under the agreement will be harmed in light of the acquisition, Eli Lilly may terminate the agreement and the Company's rights to oritavancin would revert to Eli Lilly. In any event, the Company may not assign the agreement to a potential acquirer without the advance, written consent of Eli Lilly. The license fee of $50 million was expensed as acquired in-process research and development in the fourth quarter of 2001 since the oritavancin program is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

Amgen Inc. ("Amgen")

        In June 2001, the Company entered into a licensing and commercialization agreement with Amgen to obtain an exclusive license in the United States and Canada to Infergen (interferon alfacon-1), an interferon alpha product, and the rights to an early stage program to develop a pegylated form of Infergen. Infergen is currently approved in both the United States and Canada to treat chronic hepatitis C infections. Under the agreement, the Company will have the exclusive right to market Infergen and clinically develop it for other indications in the United States and Canada. The total consideration was $29.0 million for upfront license and other fees and near-term milestones and the Company is obligated to pay royalties on sales of Infergen. The Company is also required to pay Amgen other milestone payments on the pegylated Infergen program and royalties on sales of the product, if any. The Company's rights to Infergen could revert to Amgen if the Company does not meet its diligence obligations or otherwise commit a material breach of the agreement.

        The Company does not expect the pegylated Infergen program, which is currently in its early stages (approximately 10% completed), to reach the FDA approval stage until 2006 at the earliest, if at all. Based upon an independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of approximately $23.6 million, was allocated to developed technology and will be amortized over ten years.

        The value assigned to acquired in-process research and development was determined by estimating the costs to develop Amgen's purchased in-process research and development into a commercially viable product, currently estimated to be approximately $56 million including development milestones, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. A discount rate of 33% was used for valuing the in-process research and development and is intended to be commensurate with our corporate maturity and the uncertainties in the economic estimates described above. The technology under development has no foreseeable alternative future uses.

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

Alza Corporation ("Alza")

        In January 2001, the Company acquired worldwide rights from ALZA Corporation to Amphotec (sold under the tradename Amphocil in certain countries outside the United States). The transaction terms included an upfront product acquisition fee of $9.0 million, milestone payments based upon sales levels and specific achievements in the clinical development and regulatory approval of Amphotec in combination with Actimmune, and royalties payable upon net sales of Amphotec. Under the agreement, the Company obtained access to certain existing distributorships for Amphotec, and assumed ALZA's obligations under agreements with its existing Amphotec distributors and service providers. The Company has diligence obligations under the agreement to set up additional distributorships for Amphotec or establish a sales force and begin to promote Amphotec in specified countries at specified times. The Company's rights to Amphotec could revert to ALZA if the Company does not meet its diligence obligations or otherwise commit a material breach of the agreement. The Company is also subject to certain royalty obligations to the University of California under this agreement. The product acquisition fee has been capitalized as acquired product rights and will be amortized over its estimated useful life.

Connetics Corporation ("Connetics")/Genentech, Inc. ("Genentech")

        In 1998, the Company entered into an agreement with Connetics under which the Company obtained an exclusive sublicense under the rights granted to Connetics by Genentech through a license agreement relating to interferon gamma-1b. The Company also agreed to assume many of Connetics' obligations to Genentech under that license agreement. The Company entered into an agreement with Connetics in April 1999 in order to broaden the scope of rights granted to the Company. In June 2000, the Company entered into an assignment and option agreement with Connetics, by which Connetics assigned the Genentech license to the Company. The license from Genentech terminates on the later of May 5, 2018 and the date that the last of the patents licensed under the agreement expires.

        The Company's licensed Actimmune rights include exclusive and non-exclusive rights under Genentech's patents. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive rights include a license to make or have made Actimmune for clinical and commercial purposes within the field of use in the United

States and Canada. In Japan, the Company has the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with chronic granulomatous disease or osteopetrosis. The Company also has the opportunity, under specified conditions, to obtain further rights to interferon gamma-1b in Japan and other countries. In addition, the Company received an exclusive sublicense under certain of Genentech's patents outside the United States, Canada and Japan under the Boehringer Ingelheim agreement discussed in Note 4. Under the Genentech license, the Company pays Genentech royalties on the sales of Actimmune, and make one-time payments to Genentech upon the occurrence of specified milestone events. The Company must satisfy specified obligations under the agreement with Genentech to maintain our license from Genentech. The Company is obligated under the agreement to develop and commercialize Actimmune for a number of diseases. Royalties are payable upon net sales of Actimmune to Genentech and Connetics.

4.    SPONSORED RESEARCH, LICENSE AGREEMENTS AND COLLABORATION

Medical College of Wisconsin ("MCW") Research Foundation

        Under an agreement with MCW Research Foundation, Inc. dated March 25, 1999, the Company acquired an exclusive worldwide license to develop, manufacture and sell the Pseudomonas V Antigen in the field of human disease therapy. The Company paid a license fee of $50,000 in 1999, agreed to fund certain research activities, make future milestone payments upon the completion of specified developmental milestones and to pay a royalty on net sales of licensed product. The Company can terminate the agreement at any time upon giving at least 90 days written notice. Total expenses related to this agreement were $229,000 for the year ended 2001, $212,000 in 2000, and $156,000 in 1999.

Panorama Research Inc. ("Panorama")

        Under a three year agreement with Panorama dated January 1, 2000, the Company acquired an exclusive worldwide license to develop and commercialize peptides that block staphylococcus aureus infections. The Company agreed to fund research as incurred, make future milestone payments upon completion of specified developmental milestones and to pay a royalty on net sales of licensed product. The Company can terminate the agreement at any time upon giving at least 30 days written notice. The Company paid a total of $150,000 in each of the years ended 2001 and 2000 under this agreement.

Molichem Medicines, Inc. ("Molichem")

        In May 2001, the Company and MoliChem initiated a collaboration to jointly develop and commercialize MoliChem's pulmonary molecule Moli1901 (duramycin) for the treatment of a range of pulmonary indications, including cystic fibrosis. Moli1901 is a mucoactive drug that the companies believe possesses the capability of modifying mucus composition in the airways. Moli1901 is currently in a Phase I clinical trial for the treatment of cystic fibrosis. The terms of the collaboration include an upfront payment of $1.5 million to MoliChem, which has been charged to research and development expense, as well as the payment of development milestones to MoliChem for each indication of use. The parties will jointly develop and commercialize Moli1901 for all indications worldwide, sharing all expenses and profits equally. InterMune will lead the commercialization efforts for Moli1901. The agreement is cancelable by either party upon appropriate notice.

Maxygen, Inc. ("Maxygen")

        In September 2001, the Company and Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen signed a license and collaboration agreement to develop and commercialize novel, next-generation interferon gamma products. Under the terms of the agreement, InterMune will take forward into clinical development product candidates created by Maxygen. InterMune will fund optimization and development of the next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. Maxygen will receive up-front license fees, full research funding, and development and commercialization milestone payments. Payments to Maxygen could exceed $60 million. In addition, Maxygen will receive royalties on product sales.

Protein Design Labs, Inc. ("PDL")

        On November 28, 2000, the Company signed an agreement with PDL under which PDL will humanize an InterMune monoclonal antibody targeted to the bacteria Pseudomonas aeruginosa. InterMune paid an upfront fee and will be required to pay milestone payments upon the achievement of specified objectives, annual maintenance payments and royalties on any product sales. The Company paid PDL a total of $500,000 and $1.0 million for the year ended December 31, 2001 and 2000, respectively, under the terms of this agreement. The payments were charged to research and development expense.

Boehringer Ingelheim International GmbH ("BI")

        In March 2001, InterMune and BI formed an international strategic collaboration to develop and commercialize interferon gamma-1b under BI's trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), tuberculosis, systemic fungal infections, chronic granulomatous disease (CGD) and osteopetrosis, as well as additional indications to be agreed upon later. This strategic alliance adds worldwide scope to InterMune's existing rights to develop and commercialize interferon gamma-1b under the trade name Actimmune in the United States, Canada, and Japan.

        Under the agreement, InterMune will fund and manage clinical and regulatory development of interferon gamma-1b for all indications. BI has an option to exclusively promote Imukin and InterMune may opt to promote the product where BI does not do so. Furthermore, the two companies will share in the profits from commercializing interferon gamma-1b through a specified royalty schedule. Prior to receiving regulatory approvals for IPF, tuberculosis, or systemic fungal infections, the agreement provides InterMune with royalties on Imukin net sales above 2000 levels. Imukin is currently approved and marketed for CGD in 36 countries. Boehringer Ingelheim and InterMune plan to immediately seek expedited EU approvals for Imukin for the treatment of severe, malignant osteopetrosis, an indication for which Actimmune is already approved in the United States. InterMune also plans to expand its Phase III clinical development programs to target approvals in the expanded international markets. No royalties have been earned to date.

        In addition to the above agreement, BI manufactures for the Company all commercial and clinical supply of Actimmune.

Amgen Inc. ("Amgen")

        In June 2001, the Company entered into a licensing and commercialization agreement with Amgen to obtain an exclusive license in the United States and Canada to Infergen (interferon alfacon-1), an interferon alpha product, and the rights to an early stage program to develop a pegylated form of Infergen. Infergen is currently approved in both the United States and Canada to treat chronic hepatitis C infections. Under the agreement, the Company will have the exclusive right to market Infergen and clinically develop it for other indications in the United States and Canada. The Company paid to Amgen upfront license and other fees of $21.0 million and $8.0 million for near-term milestones and royalties on sales of Infergen. As of December 31, 2001 a total of $2.0 million was still outstanding as is expected to be paid in the first quarter of 2002. The Company is also required to pay Amgen other milestone payments on the pegylated Infergen program and royalties on sales of the product, if any. The Company's rights to Infergen could revert to Amgen if the Company does not meet its diligence obligations or otherwise commit a material breach of the agreement.

        In addition to the above agreement, Amgen manufactures for the Company all commercial and clinical supply of Infergen.

Other

        In December 2001, the Company paid cash and issued 42,822 shares of its common stock with an aggregate value of $3.7 million to a European privately held development stage company, in exchange for technology licenses and equity in the privately held company. This amount was charged to research and development expense. Under the terms of the agreement, the Company will pay for certain expenses associated with clinical trials and development milestones. In addition, the Company will pay royalties on product sales in certain European countries upon regulatory approval. The Company expensed the equity component of this transaction because of the early stage of development of the investee and the uncertainty of future realization.

Funding Commitments

        The Company's non-cancelable funding commitments under the above arrangements approximate $5.0 million at December 31, 2001. Such amounts are payable over the next three years.

5.    AVAILABLE-FOR-SALE INVESTMENTS

        The following is a summary of the Company's available-for-sale investments as of December 31, 2001 and 2000 (in thousands):

December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government Agencies	$168,374	$282	$(328)	$168,328
Corporate debt securities	128,016	148	(53)	128,111
Other Corporate debt securities	27,318	—	—	27,318

	$323,708	$430	$(381)	$323,757

Reported as:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents	$141,911	$6	$(27)	$141,890
Available-for sale securities	181,797	424	(354)	181,867

	$323,708	$430	$(381)	$323,757

December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies	$26,802	$—	$—	$26,802
Corporate debt securities	163,691	119	(12)	163,798

	$190,493	$119	$(12)	$190,600

Reported as:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents	$44,271	$—	$—	$44,271
Available-for sale securities	146,222	119	(12)	146,329

	$190,493	$119	$(12)	$190,600

        The realized gains and losses for the years 2001 and 2000 were not material. Realized gains and losses were calculated based on the specific identification method. At December 31, 2001, the average maturity of our available-for-sale securities was 147 days.

        The following is a summary of the cost and estimated fair value of available-for-sale debt securities at December 31, 2001 and 2000, by contractual maturity (in thousands):

	2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mature in less than one year	$305,758	$305,747	$190,493	$190,600
Mature in one to three years	17,950	18,010	—	—

Total	$323,708	$323,757	$190,493	$190,600

6.    INVENTORIES

        Inventories consist of the following at December 21, 2001 and 2000 (in thousands):

	2001	2000
Raw materials	$1,838	$—
Finished goods	2,084	1,049

Total	$3,922	$1,049

        In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

7.    PROPERTY AND EQUIPMENT

        Property and equipment and related accumulated depreciation and amortization is as follows (in thousands):

	December 31, 2001	December 31, 2000
Computer equipment	$1,138	$407
Office furniture and fixtures	2,079	470
Leasehold improvements	5,306	130

	8,523	1,007
Less accumulated depreciation and amortization	(930)	(162)

	$7,593	$845

8.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Accrued clinical trial costs	$2,725	$1,540
Accrued interest	4,216	—
Payable to Amgen	2,000	—
Royalties payable	1,523	424
Other accrued liabilities	687	130

Total other accrued liabilities	$11,151	$2,094

9.    STOCKHOLDERS' EQUITY

Common stock subject to repurchase

        In connection with the issuance of common stock to founders and the exercise of options pursuant to the Company's 1999 and 2000 Stock Option/Stock Issuance Plan, employees and non-employee directors entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any unvested shares at the original exercise price of the shares. With continuous employment or services provided to the company, generally the repurchase rights lapse at a rate of 20% at the end of the first year and at a rate of 1/48th of the remaining purchased shares for each continuous month of service thereafter. The total number of shares subject to repurchase by the Company were 596,000, 935,000 and 663,000 as of December 31, 2001, 2000 and 1999, respectively.

Stock compensation plans

        In 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan ("1999 Plan"). The 1999 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to Company repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase which lapses over periods specified by the board of directors, generally five years from the date of grant. In March 2000, the Company terminated all remaining unissued shares under the 1999 Plan amounting to 121,584 shares.

        In January 2000, the Board of Directors adopted the 2000 Equity Incentive Plan and the 2000 Non-Employee Directors' Stock Option Plans. A total of 2,000,000 shares of common stock were reserved for issuance under the 2000 Equity Incentive Plan and 180,000 shares under the 2000 Non-Employee Directors' Stock Option Plan. The 2000 Equity Incentive Plan and 2000 Non-Employee Directors' Stock Option Plans provide for the granting of options to purchase common stock and the issuance of shares of common stock, subject to Company repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. Options not immediately exercisable generally vest over 4 years. Options granted under the plans have a maximum term of 10 years.

The stock option activity is summarized as follows:

	Outstanding Options
	Shares available for grant	Number of shares	Weighted average exercise price per share
Balance at December 31, 1998	—	—	—
Authorized	2,000,000	—	—
Granted	(1,170,000)	1,170,000	$0.125
Cancelled	—	—	—
Exercised	—	(180,000)	$0.125

Balance at December 31, 1999	830,000	990,000	$0.125
Authorized	2,180,000	—	—
Shares terminated under 1999 plan	(121,584)	—	—
Granted	(1,370,500)	1,370,500	$14.34
Cancelled	63,334	(63,334)	$10.09
Exercised	—	(1,074,513)	$0.43
Repurchased	123,750	—	$0.125

Balance at December 31, 2000	1,705,000	1,222,653	$15.27
Authorized	896,939	—	—
Shares terminated under 1999 plan and not available for future grants	(41,000)	—	—
Granted	(2,094,501)	2,094,501	$35.59
Cancelled	139,668	(139,668)	$24.14
Exercised	—	(189,398)	$4.41

Balance at December 31, 2001	606,106	2,988,088	$29.79

The following table summarizes information about options outstanding at December 31, 2001:

Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.125—$4.50	525,088	8.1	$3.54	525,088	$3.54
$19.875—$28.00	726,375	8.9	$25.37	89,210	$25.57
$28.875—$39.37	769,625	9.4	$35.30	32,790	$32.91
$39.875—$53.00	967,000	9.4	$42.98	95,762	$44.02

	2,988,088	9.0	$29.79	742,850	$12.70

Options exercisable in 2000 were 747,653 shares with a weighted-average exercise price of $3.56 and in 1999 were 990,000 shares with a weighted-average price of $0.125.

Employee stock purchase plan

        To provide employees with an opportunity to purchase common stock of InterMune through payroll deductions, InterMune established the 2000 Employee Stock Purchase Plan. Under this plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to 15% of each employee's eligible compensation. Through the end of December 2001, the Company had issued a total of 29,839 shares under this plan, and 409,141 shares remain available for future issuance.

        The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year 2001; risk free interest rate of 5.0%, dividend yield of zero, an expected volatility factor of the market price of InterMune common stock of 90%; and an expected life of six months. The weighted-average fair value for shares issued under the employee stock purchase plan for 2001 was $38.07 and for 2000 was $20.74.

Pro forma information

        In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices not less than fair value on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the Employee Stock Purchase Plan as prescribed by SFAS 123, our net loss and net loss per share numbers would have been decreased to the pro forma amounts indicated in the table below.

	Years ended December 31,
	2001	2000	1999
	(in thousands except per share data)
Net loss applicable to common stockholders:
As reported	$(118,191)	$(52,277)	$(7,006)
Pro forma	$(133,251)	$(52,541)	$(7,006)
Net loss per share:
As reported	$(4.67)	$(3.05)	$(9.12)
Pro forma	$(5.26)	$(3.07)	$(9.12)

        We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years ended December 31,
	2001	2000	1999
Expected stock price volatility	90%	90%	70%
Risk-free interest rate	3.7%	6.0%	6.0%
Expected life (in years)	3.3	6.8	5.0
Expected dividend yield	—	—	—

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management does not believe that the existing models necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $20.99 in 2001, $19.27 in 2000 and $0.08 in 1999.

        The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Stock compensation

        In January 2000, the Company issued 133,000 options to purchase shares of common stock at a weighted average exercise price of $0.37 per share to consultants in exchange for research and development consulting services. Compensation expense is recorded as the options vest based upon the fair value of the options, determined using the Black-Scholes pricing model. The Company granted a fully vested option to purchase 10,000 shares of common stock to a consultant in 2001 and recorded a stock compensation charge of $298,000 to selling, general and administrative expense.

        In connection with the grant of certain stock options to employees for the years ended December 31, 2000 and 1999, the Company recorded deferred stock compensation of approximately $8.6 million and $5.6 million, respectively. These amounts represent the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. The Company recorded amortization of deferred stock compensation of approximately $3.8 million, $6.7 million and $345,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Deferred stock compensation expense is being amortized using the graded vesting method over the vesting period of the individual award, generally five years. This method is in accordance with Financial Accounting Standards Board Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has been separately allocated to these categories in the financial statements. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Common stock

        On July 5, 2001, we completed a follow-on public offering of 4,295,896 shares of common stock, including the underwriters' exercise in full of their over-allotment option, at a price of $32.00 per share, raising $137.5 million in gross proceeds. We received net proceeds of $128.8 million after deducting underwriting fees of $7.9 million and related expenses of $0.8 million.

Stockholder Rights Agreement

        In July 2001, our Board of Directors approved the adoption of a Stockholder Rights Agreement, which provided for the distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend was paid on August 3, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares"), at a price of $390.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common shares (an "Acquiring Person") or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person, entity or group of affiliated or associated persons become an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, the number of common shares having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a Right will have the right to receive, upon the exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. At any time after an Acquiring Person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding common shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. The Rights will expire on August 3, 2011, unless redeemed or exchanged by the Company.

Reserved Shares

At December 31, 2001, common stock subject to future issuance is as follows:

Common stock issuable upon conversion of convertible subordinated debt	3,893,229
Outstanding common stock options	2,988,088
Common stock available for grant under stock option plan	606,106
Common stock available for grant under the 2000 Employee Stock Purchase Plan	409,141

7,896,564

10.  CONVERTIBLE SUBORDINATED NOTES

        On July 5, 2001, the Company completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due July 15, 2006. The notes are unsecured and rank junior to all the Company's future unsecured and unsubordinated debts. The notes are convertible at any time at the option of the note holders into the Company's common stock at a conversion price of $38.40 per share subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in January and July and the Company can redeem all or a portion of the notes at any time on or after July 15, 2004. Offering expenses of $5.1 million related to the sale of these notes have been included in other assets and will be amortized to interest expense over the life of the notes. As of December 31, 2001, the fair value of these notes approximated $222.4 million.

11.  INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as follows (in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
Net operating loss carryforwards	$29,300	$8,700
Research and development credits	600	440
Capitalized research and development expenses	24,900	—
Other	300	790

Total deferred tax assets	55,100	9,930
Valuation allowance	(55,100)	(9,930)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $45.2 million, $5.0 million and $2.5 million during 2001, 2000 and 1999, respectively.

        Deferred tax assets related to carryforwards at December 31, 2001 and include approximately $1.1 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders equity.

        As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $81.0 million which expire in the years 2018 through 2021 and federal research and development credits of approximately $500,000 which expire in the years 2018 through 2021.

        Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12.  COMMITMENTS

Leases

        The Company has two non-cancellable leases for facilities which expire at various dates through 2011. Total rent expense was approximately $2.6 million in 2001, $247,000 in 2000 and $19,000 in 1999. In addition, the Company has entered into 3-year auto leases for the field sales force.

        In 2001, the Company subleased a former facility and recognized rental income in 2001 of $30,000. Aggregate future rental income to be received amounts to $541,000 through 2004.

        The following is a schedule by year of future minimum lease payments of all leases at December 31, 2001 (in thousands):

Year	Operating Leases
2002	$3,682
2003	3,522
2004	3,446
2005	3,323
2006	3,448
Thereafter	16,474

$33,895

        The operating leases for the Company's facilities require letters of credit secured by a restricted cash balance with the Company's bank. The amount of each letter of credit approximates 6-12 months of operating rent payable to the landlord of each facility and are effective until the Company reaches profitability. At December 31, 2001 and 2000, restricted cash under these letters of credit amounted to $1.7 million and $250,000 and have been separately disclosed in the consolidated balance sheets.

        The Company has purchase commitments with BI and Amgen for the manufacture and supply of Actimmune and Infergen, respectively. These commitments are comprised of a twelve month fixed purchase order that totaled $14.9 million at December 31, 2001.

13.  GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS

        The Company has determined that, in accordance with statement of Financial Accounting Standards No. 131, it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company. The Company currently markets Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis, Amphotec worldwide for invasive aspergillosis and Infergen in the United States and Canada for Hepatitis C.

        The Company's product sales by region for the year ended December 31, 2001 are as follows (in thousands):

2001
United States	$37,838
Rest of world	2,113

Totals	$39,951

All sales in 2000 and 1999 were in the United States.

        Product sales from customers, comprised of wholesalers, reporting 10% or more of total sales during 2001, 2000 and 1999 is as follows:

Customer	2001	2000	1999
Cardinal Healthcare	18%	33%	29%
McKesson HBOC	23%	25%	23%
Bergen Brunswig	22%	21%	9%
Priority Healthcare	21%	—	—

14.  RELATED PARTY TRANSACTION

        In connection with the acquisition of the rights to oritavancin from Eli Lilly and Company in the fourth quarter of 2001, the Company paid an execution fee of $1.0 million to The SGO Group LLC. One of the Company's directors is a principal with The SGO Group. In addition to the fee, the Company is obligated to pay The SGO Group certain prorated fees on the achievement of development milestones for oritavancin. The fee was charged to in-process research and development expense as part of the acquisition costs of oritavancin.

15.  EMPLOYEE SAVINGS PLAN

        On May 1, 1999, the Company adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who meet certain length-of-service requirements. Employees may contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law). The Company makes no matching contributions.

16.  SUBSEQUENT EVENTS

        On January 10, 2002, the Company signed an agreement with Abbott Laboratories to provide the bulk manufacturing of oritavancin. The agreement will provide the Company with additional clinical supply, commercial scale-up, and production to meet significant commercial quantities after the expected launch of oritavancin in 2005. Under the agreement, Abbott will be responsible for the technology transfer of the manufacturing process of oritavancin from Eli Lilly & Company, from which the Company acquired worldwide rights in September 2001. Abbott will also be responsible for providing the necessary chemical manufacturing controls for InterMune's regulatory filings.

        On March 13, 2002 the Company completed a follow-on public offering of 3.0 million shares of common stock at a price of $37.00 per share, raising $111.0 million in gross proceeds. The net proceeds were approximately $104.4 million after deducting underwriting fees of $5.8 million and estimated related expenses of $0.8 million. The offering allows for an over allotment provision of 450,000 shares that may be purchased by the underwriters prior to April 12, 2002.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands except per share amounts)
2001
Product sales
Actimmune	$4,929	$7,278	$10,306	$13,807	$36,320
All others	613	750	1,010	1,258	3,631

Total product sales, net	5,542	8,028	11,316	15,065	39,951
Cost of goods sold	3,515	3,084	3,915	4,960	15,474
Amortization of acquired product rights	2,118	1,057	815	815	4,805
Loss from operations	(13,319)	(20,272)	(16,991)	(74,090)	(124,672)
Net loss	(10,569)	(18,214)	(15,454)	(73,954)	(118,191)
Historical basic and diluted net loss per common share	$(0.46)	$(0.79)	$(0.56)	$(2.67)	$(4.67)
2000:
Product sales, net	$106	$3,027	$3,831	$4,237	$11,201
Cost of goods sold	56	1,885	1,457	1,593	4,990
Amortization of acquired product rights	—	1,220	557	—	1,777
Loss from operations	(6,040)	(9,053)	(7,926)	(9,520)	(32,539)
Net loss	(5,632)	(6,899)	(5,417)	(6,298)	(24,246)
Net loss applicable to common stockholders	$(33,663)	$(6,899)	$(5,417)	$(6,298)	$(52,277)
Historical basic and diluted net loss per common share	$(11.17)	$(0.33)	$(0.25)	$(0.27)	$(3.05)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

PART III

        Certain information required by Part III is omitted from this report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on June 19, 2002 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

        The information required by this item is incorporated by reference from the information under the caption Election of Directors, with respect to Directors, and under the caption Management, with respect to Executive Officers contained in the Proxy Statement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The information required by this Item is incorporated by reference from the section captioned Section 16(a) Beneficial Ownership Reporting Compliance contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information under the caption Executive Compensation contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the information under the caption Security Ownership of Certain Beneficial Owners and Management contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information under the caption Certain Relationships and Related Transactions contained in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, CONDENSED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial statements submitted as a separate section of this report and reference is hereby made to Item 8.
(a)2.
Financial statement schedule—Schedule II, Valuation and Qualifying Accounts. All other schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements.

(a)
3.   Exhibit Index

NUMBER		DESCRIPTION OF DOCUMENT
3.1		Certificate of Incorporation of Registrant.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001 (10)
3.3		Bylaws of Registrant.(1)
4.1		Specimen Common Stock Certificate.(1)
4.2		Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3		Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York (8)
4.4		Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (9)
10.1		Form of Indemnity Agreement.(1)
10.2		1999 Equity Incentive Plan and related documents.(1)
10.3		2000 Equity Incentive Plan and related documents.(1)
10.4		2000 Employee Stock Purchase Plan and related documents.(1)
10.5		2000 Non-Employee Directors' Stock Option Plan and related documents.(1)
10.6		Lease Agreement, dated November 9, 1999, between Registrant and American Heart Association, Western States Affiliate.(1)
10.7		Employment Agreement, dated April 27, 1999, between Registrant and W. Scott Harkonen.(1)
10.8		Employment Offer Letter, dated October 28, 1999, between Registrant and Timothy P. Lynch.(1)
10.9		Employment Offer Letter, dated October 22, 1999, between Registrant and Peter Van Vlasselaer.(1)
10.10		Employment Offer Letter, dated December 19, 1999, between Registrant and Christine W. Czarniecki.(1)
10.11		Secured Loan Agreement, Secured Promissory Note, and Security Agreement, dated July 1, 1999, between Registrant and W. Scott Harkonen.(1)
10.12	*	Amended and Restated Exclusive Sublicense Agreement, dated April 27, 1999, between Registrant and Connetics Corporation.(1)
10.13		Collaboration Agreement, dated April 27, 1999, between Registrant and Connetics Corporation.(1)
10.14	*	Transition Agreement, dated April 27, 1999, between Registrant and Connetics Corporation.(1)
10.15		Amended and Restated Service Agreement, dated April 7, 1999, between the Registrant and Connetics Corporation.(1)
10.16	*	Supply Agreement, dated May 5, 1998, between Registrant (as successor in interest to Connetics Corporation by assignment) and Genentech, Inc.(1)
10.17	*	Sponsored Research and License Agreement, dated January 1, 2000, between Registrant and Panorama Research, Inc.(1)
10.18	*	License Agreement, dated March 25, 1999, between Registrant and MCW Research Foundation, Inc.(1)
10.19	*	Data Transfer, Clinical Trial, and Market Supply Agreement, dated January 27, 1999, between the Registrant and Boehringer Ingleheim.(1)
10.20		Form of Change of Control Provisions for Officers.(3)
10.21		Employment Offer Letter, dated February 21, 2000, between Registrant and David A. Cory.(3)
10.22		Employment Offer Letter, dated March 3, 2000, between Registrant and Stephen N. Rosenfield.(3)

10.24		Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)
10.25		Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(4)
10.26		Revenue Adjustment Agreement, dated June 27, 2000, between Registrant and Connetics Corporation.(4)
10.27		Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(4)
10.28		Lease Agreement, dated May 15, 2000, between Registrant and American Heart Association, Western States Affiliate.(4)
10.29		Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(5)
10.30		Employment Offer Letter, dated May 15, 2000, between Registrant and John Wulf.(2)
10.31		Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (6)
10.32		First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (6)
10.33		Employment offer letter, dated November 27, 2000, between Registrant and Dr. James E. Pennington, M.D. (7)
10.34		Product Acquisition Agreement, dated January 2, 2001, between Registrant and Alza Corporation. (7)
10.35		Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (7)
10.36		Lease Agreement, dated February 14, 2001, between Registrant and Harvard Investment Company. (7)
10.37		Amendment to Employment Agreement, dated January 1, 2001, between Registrant and Dr. W. Scott Harkonen. (7)
10.38		Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc. (7)
10.39	*	License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen, Inc. (10)
10.40		Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH. (11)
10.41	*	Agreement for Consulting Services, dated August 1, 2001, between Registrant and The SGO Group LLC. (11)
10.42	*	Asset Purchase and License Agreement, dated September 19, 2001, between Registrant and Eli Lilly and Company. (11)
10.43	†	Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbot Laboratories.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney. Reference is made to the signature page.
*
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

(5)
Filed as an exhibit to the Registrant's Current Report on Form 8-K on August 23, 2000.

(6)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(7)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(8)
Filed as an exhibit to the Registrant's Current Report on Form 8-K on July 10, 2001.

(9)
Filed as an exhibit to the Registrant's Current Report on Form 8-K on July 18, 2001.

(10)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(b)
Reports on Form 8-K

        On December 21, 2001, we filed a Current Report on Form 8-K, updating our "Risk Factors."

Schedule II

InterMune, Inc.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2001, 2000 and 1999

        (in thousands)

Description	Balance at beginning of year	Charged to costs and expenses, net of reversals	Utilizations	Balance at end of year
2001:
Reserve for product returns and rebates	$418	$3,986	($3,455)	$949
2000:
Reserve for product returns and rebates	39	1,342	(963)	418
1999:
Reserve for product returns and rebates	—	39	—	39

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 20th day of March, 2002.

INTERMUNE, INC.
By:	/s/ TIMOTHY P. LYNCH Timothy P. Lynch CFO

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/S/ W. SCOTT HARKONEN W. Scott Harkonen	President and Chief Executive Officer and Director (principal executive officer)	March 20, 2002
/S/ TIMOTHY P. LYNCH Timothy P. Lynch	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 20, 2002
/S/ JAMES I. HEALY James I. Healy	Director	March 20, 2002
/S/ WAYNE T. HOCKMEYER Wayne T. Hockmeyer	Director	March 20, 2002
/S/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 20, 2002
/S/ JAY P. SHEPARD Jay P. Shepard	Director	March 20, 2002
/S/ NICHOLAS J. SIMON Nicholas J. Simon	Director	March 20, 2002

QuickLinks

PART 1
FORWARD-LOOKING STATEMENTS
ADDITIONAL RISK FACTORS
RISK FACTORS
Other Risks
MANAGEMENT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTERMUNE, INC. CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)
INTERMUNE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts)
INTERMUNE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
InterMune, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
Schedule II
SIGNATURES
POWER OF ATTORNEY