Form 10-Q
period 2002-03-31
INTERMUNE INC
filed 2002-05-15
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 13, 2002, there were 31,530,253 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

This report on Form 10-Q contains 16 pages.

INTERMUNE, INC.

INDEX

Item			Page number
Part I. Financial Information
1.	Financial Statements (unaudited):
	a.	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
	b.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	c.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	d.	Notes to Condensed Consolidated Financial Statements	6 — 9
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		9 — 13
	Risk Factors		13 — 14
3.	Quantitative and Qualitative Disclosures about Market Risk		14
Part II. Other Information
2.	Changes in Securities and Use of Proceeds		15
5.	Other Information		15
6.	Exhibits and Reports on Form 8-K		15
	Signatures		16

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$207,087	$150,200
Available-for-sale securities	206,256	181,867
Accounts receivable, net	9,833	5,355
Inventories	3,179	3,922
Prepaid expenses	417	1,307

Total current assets	426,772	342,651
Property and equipment, net	10,079	7,593
Acquired product rights, net	29,614	30,429
Restricted cash	1,675	1,675
Other assets	4,631	4,898

	$472,771	$387,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,016	$8,277
Accrued compensation	3,904	2,878
Other accrued liabilities	31,883	11,151

Total current liabilities	46,803	22,306
Deferred rent	524	381
Convertible subordinated notes	149,500	149,500
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 31,471,102 and 28,450,912 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	31	28
Additional paid-in capital	479,023	373,310
Notes receivable from stockholder	(51)	(56)
Deferred stock compensation	(2,745)	(3,414)
Accumulated other comprehensive (loss)/income	(328)	49
Accumulated deficit	(199,986)	(154,858)

Total stockholders' equity	275,944	215,059

	$472,771	$387,246

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Product sales
Actimmune	$17,714	$4,929
Others	1,038	613

Total product sales, net	18,752	5,542
Costs and expenses:
Cost of goods sold	5,403	3,515
Amortization of acquired product rights	815	2,118
Research and development	23,565	6,775
Selling, general and administrative	14,591	6,453
Acquired in-process research and development	18,750	—

Total costs and expenses	63,124	18,861

Loss from operations	(44,372)	(13,319)
Other income (expense):
Interest income	1,688	2,780
Interest expense	(2,444)	(30)

Net loss	$(45,128)	$(10,569)

Basic and diluted net loss per common share	$(1.58)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per common share	28,574	23,032

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows used for operating activities:
Net loss	$(45,128)	$(10,569)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation	601	1,238
Non-cash stock compensation	243	198
Accretion of obligations payable to Connetics	—	30
Acquired in-process research and development	18,750	—
Amortization and depreciation	1,434	307
Deferred rent	143	—
Interest receivable on stockholder note	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(4,478)	(975)
Inventories	743	(871)
Other assets	900	(1,414)
Accounts payable and accrued compensation	3,765	(450)
Other accrued liabilities	3,982	2,313

Net cash used for operating activities	(19,045)	(10,198)
Cash flows from investing activities:
Purchase of property and equipment	(2,848)	(131)
Purchase of acquired product rights	(2,000)	(9,000)
Purchases of available-for-sale securities	(72,358)	(115,177)
Sales of available-for-sale securities	26,500	77,258
Maturities of available-for-sale securities	21,092	43,186

Net cash used by investing activities	(29,614)	(3,864)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	105,541	110
Repayment of notes receivable from stockholder	5	—

Net cash provided by financing activities	105,546	110

Net increase (decrease) in cash and cash equivalents	56,887	(13,952)
Cash and cash equivalents at beginning of period	150,200	48,191

Cash and cash equivalents at end of period	$207,087	$34,239

Supplemental disclosure of cash flow information:
Accrued product rights payable to Marnac	$18,750	—

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

        Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our annual report filed on Form 10-K for the year ended December 31, 2001 and our filings of periodic reports on Form 10-K, 10-Q and 8-K. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Revenue recognition and revenue reserves

        Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and reserves are recorded for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. We review all sales transactions for potential chargebacks each month and believe that our reserves are adequate.

Cash, cash equivalents and available-for-sale securities

        Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. We classify all debt securities as available for sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component of stockholders' equity. We have estimated the fair value amounts by using available market information. The cost of securities sold is based on the specific identification method.

Concentration of risks

        Cash equivalents and investments are financial instruments which potentially subject us to concentration of risk to the extent recorded on the balance sheet. We have established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restricts our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

        We rely on single source manufacturers for each of our products. Actimmune is produced solely supplied by Boehringer Ingleheim GmBH, for all clinical and commercial supplies. Amphotec is produced solely by Ben Venue Laboratories Inc, and Infergen is produced solely by Amgen Inc. Any extended interruption in the supply of any products could result in the failure to meet clinical or customer demand.

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

	March 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$1,953	$1,838
Finished goods	1,226	2,084

Total inventories	$3,179	$3,922

Other accrued liabilities

        Other accrued liabilities consist of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Accrued clinical trial costs	$7,791	$2,725
Accrued interest	1,842	4,216
Payable to Amgen	—	2,000
Royalties payable	3,218	1,523
Other accrued liabilities	282	687
Payable to Marnac	18,750	—

Total other accrued liabilities	$31,883	$11,151

Comprehensive income (loss)

        The only component of other comprehensive income is unrealized gain and losses on available-for-sale securities. Comprehensive loss amounted to $45.5 million and $10.6 million for the three months ended March 31, 2002 and 2001, respectively.

Net loss per share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of convertible notes, from basic net loss per share because of their anti-dilutive effect.

Product acquisition costs

        Initial payments for the acquisition of products that, at the time of acquisition by us, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life would be adjusted when appropriate. Accumulated amortization of these costs was $3.0 million at March 31, 2002.

New Accounting Standards

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets" and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." There was no impact on our financial statements from the adoption of these standards.

2.    SALE OF EQUITY

        On March 13, 2002, we completed a follow-on public offering of three million shares of registered common stock, at a price of $37.00 per share, raising $111.0 million in gross proceeds. We received approximate net proceeds of $104.7 million after deducting underwriting fees of $5.8 million and estimated related expenses of $0.5 million.

3.    ACQUISITION ACTIVITY AND NEW AGREEMENTS

        On March 29, 2002, we licensed from Marnac, Inc., a privately held biopharmaceutical company, the worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not approved by the FDA and is currently in Phase II clinical development for fibrotic diseases of the lung, kidney and liver. Under the terms of the agreement, we received an exclusive license from Marnac and from their co-licensor, KDL Gmbh (Basel, Switzerland), in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development in the first quarter of 2002 since pirfenidone is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

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

  •
  our operational and legal risks.

        All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those discussed under the heading "Additional Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition of Operations" in our annual report filed with the SEC on March 21, 2002 on Form 10-K for the year ended December 31, 2001.

Overview

        We are developing and commercializing innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have three marketed products, growing product revenues, and advanced-stage clinical programs, addressing a range of diseases with attractive markets. Our three marketed products are Actimmune, Infergen and Amphotec. Actimmune is approved in the United States for two rare congenital disorders: chronic granulomatous disease and severe, malignant osteopetresis. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We market Amphotec worldwide for the treatment of invasive aspergillosis.

        We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 2002, we had an accumulated deficit of $200.0 million. Our net losses from operations were $44.4 million for the three-month period ended March 31, 2002, and $13.3 million for the same period in 2001. These losses resulted from significant costs incurred in the development and marketing of our product and the acquisition of new technology.

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

        Drug development in the United States is a process that includes several steps defined by the FDA. The process begins with the filing of an Initial Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III, and we have found that it accounts for an average of seven years of a drug's total development time. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The successful development of our products is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA) or a Biologic License Application (or BLA), the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

        We are pursuing the following product development programs:

Program	Clinical Status
ACTIMMUNE
Idiopathic pulmonary fibrosis Cancer • Ovarian • Non-Hodgkin's lymphoma	Phase III trial ongoing Phase III trial ongoing Phase II trial planned to commence in 2002
Systemic fungal infections • Cryptococcal meningitis • Invasive aspergillosis	Phase III trial planned to commence in 2002 Phase II trial planned to commence in 2002
Liver fibrosis	Phase II trial ongoing
Mycobacterial infections • Atypical mycobacterial infections	Phase II trial ongoing
Cystic fibrosis	Phase II trial ongoing
NEXT-GENERATION INTERFERON GAMMA	Preclinical studies
ORITAVANCIN
Complicated skin and skin-structure infections	Phase III trial ongoing
Bacteremia	Phase II trial ongoing
INFERGEN
Chronic hepatitis C infections	Multiple Phase IV trials ongoing and planned to commence in 2002
PEG-INFERGEN
Chronic hepatitis C infections	Preclinical studies
MOLI1901 (Duramycin)
Cystic fibrosis	Phase I trial ongoing
PA MONOCLONAL ANTIBODY
Pseudomonas aeruginosa infection	Preclinical studies

        On March 29, 2002, we licensed from Marnac, Inc., a privately held biopharmaceutical company, the worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not approved by the FDA and is currently in Phase II clinical development for fibrotic diseases of the lung, kidney and liver.

Under the terms of the agreement, we received an exclusive license from Marnac and from their co-licensor, KDL Gmbh (Basel, Switzerland), in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development in the first quarter of 2002 since pirfenidone is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Revenue.    Total product revenues were $18.8 million and $5.5 million for the three-month periods ended March 31, 2002 and 2001, respectively. The product revenues in 2001 represent all sales of Actimmune in the United States and worldwide sales of Amphotec for the period from January 5, 2001 to March 31, 2001. The product revenues in 2002 include all sales of Actimmune, Amphotec and Infergen for the period. Revenues from Actimmune increased 259% for the comparable periods primarily due to increased prescriptions for the treatment of idiopathic pulmonary fibrosis.

        Cost of goods sold.    Cost of goods sold were $5.4 million and $3.5 million for the three-month periods ended March 31, 2002 and 2001, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues. The improved gross margin in 2002 reflects lower product costs of Actimmune associated with the transfer of manufacturing to Boehringer Ingelheim International GmbH.

        Amortization of acquired product rights.    We recorded amortization of acquired product rights of $0.8 million and $2.1 million for the three-month periods ended March 31, 2002 and 2001, respectively. The amount in 2002 is comprised of the amortization charges related to the acquisition of Amphotec and Infergen. The amount in 2001 is comprised of the amortization charge related to the acquisition of Amphotec and purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of the Actimmune rights was expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to $1.9 million for the first quarter in 2001. These Actimmune rights were fully amortized in 2001.

        Research and development expenses.    Research and development expenses were $23.6 million and $6.8 million for the three-month periods ended March 31, 2002 and 2001, respectively, representing an increase of $16.8 million or 248%. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications, clinical trial expenses and pre-FDA approval manufacturing qualification expenses for oritavancin, increased staffing and related expenses necessary to manage the expansion of our operations. For the first quarter of 2002, our clinical research and development costs approximated 88% of our total research and development expense and our preclinical research and development costs approximated 9% of the same total. We expect research and development expenses to increase significantly over the next several years.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $14.6 million and $6.5 million for the three-month periods ended March 31, 2002 and 2001, respectively, representing an increase of 126%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the growth of our operations, expansion of our field sales force and the expansion into our new company headquarters. In December 2001, we added 48 additional field personnel to support our products and medical education efforts. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

        Acquired in-process research and development.    We recorded a one-time charge for acquired in-process research and development of $18.8 million for the three-months ended March 31, 2002 related to license of the worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not currently approved by the FDA and is in Phase II clinical development for fibrotic diseases of the lung, kidney and liver. Under the terms of the agreement, we received an exclusive license agreement from Marnac, Inc., a privately held biopharmaceutical company, and from their co-licensor, KDL Gmbh (Basel, Switzerland), in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development cost as pirfenidone is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

        Interest income.    Interest income decreased to $1.7 million for the three-month period ended March 31, 2002, compared to $2.8 million for the three-month period ended March 31, 2001. This decrease is attributable primarily to declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates.

        Interest expense.    Interest expense increased to $2.4 million for the three-month period ended March 31, 2002, compared to $30,000 for the three-month period ended March 31, 2001. The increase in interest expense was primarily due to the issuance of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes in July 2001.

Liquidity and Capital Resources

        For the three-month period ended March 31, 2002, cash expenditures for operating activities and additions to capital equipment were $21.9 million. We anticipate that these expenditures will increase significantly in future periods.

        Cash used in operations for the three-month periods ended March 31, 2002 and 2001, were $19.0 million and $10.2 million, respectively. The increase in cash used in operations was principally due to an increase in the net loss in 2002. Significant non-cash charges for the first quarter of 2002 included amortization of acquired product rights and a one time in-process research and development charge of $18.8 million. Significant changes in operating assets and liabilities in 2002 relates to an increase in accounts receivable due to increased product sales offset by an increase in accounts payable and accrued compensation due to the growth in our operations, higher headcounts and higher commissions payable, an increase in other accrued liabilities principally due to higher clinical trial activities and higher royalties payable as a result of increased sales volume, a decrease in inventories from higher sales volume and a decrease in other assets.

        Investing activities used $29.6 million in cash during the three-month period ended March 31, 2002, due in part to purchases of short-term investments totaling $72.4 million offset by $47.6 million of short term investment maturities and sales, purchases of property and equipment of $2.8 million primarily for our new headquarters and $2.0 million for the final payment to Amgen for the acquisition of product rights to Infergen.

        Cash provided by financing activities of $105.5 million for the three months ended March 31, 2002 included $104.7 million received from the issuance of three million shares of common stock in an equity offering on March 13, 2002. The shares were issued at a price of $37.00 per share raising gross proceeds of $111.0 million. Net proceeds received is after deducting underwriting fees of $5.8 million and estimated related expenses of $0.5 million.

        At March 31, 2002, we had available cash, cash equivalents and available-for-sale securities of $413.3 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible. We seek to minimize the potential effects of concentration and degrees of risk.

        We believe our existing cash, cash equivalents and short-term investments, together with cash flows will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2004, and, our capital requirements may increase in future periods. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings, additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

Risk Factors

        An investment in our common stock is risky. Investors should carefully consider the following risks, as well as further description and discussion of these risks contained in the "Additional Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, that was filed with the SEC on March 21, 2002, which description and discussion is incorporated herein by reference:

  •
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

  •
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

  •
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

  •
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

  •
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2002	2003	2004	2005	2006	2007	Total	Fair value at March 31, 2002
	(in millions)
Assets:
Available-for-sale securities	$295.2	$37.2	$22.0	—	—	—	$354.4	$358.2
Average interest rate	2.2%	3.1%	4.3%	—	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	—	—	$149.5	$149.5	$153.4
AVERAGE INTEREST RATE	—	—	—	—	—	5.75%	—	—

        We have some obligations in foreign currencies, principally the purchase of Actimmune inventory which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

PART II—OTHER INFORMATION

INTERMUNE, INC.

ITEM 2.    Changes in Securities and Use of Proceeds.

  Sale of Equity

        On March 13, 2002, we completed a follow-on public offering of three million shares of registered common stock at a price of $37.00 per share, raising $111.0 million in gross proceeds. We received approximate net proceeds of $104.7 million after deducting underwriting fees of $5.8 million and estimated related expenses of $0.5 million.

ITEM 5.    Other information

        (1)  On February 21, 2002, Dr. Edgar Engleman resigned as a member of our board of directors.

        (2)  On May 8, 2002, Timothy P. Lynch resigned as the Company's Chief Financial Officer, effective June 30, 2002.

ITEM 6.    Exhibits and Reports on Form 8-K.

        (a)  The following exhibits are included herein:

    (10.44)    Timothy P. Lynch Separation Agreement, dated May 8, 2002.

        (b)  Reports on Form 8-K

    On February 28, 2002, we filed a report on Form 8-K updating our risk factors and description of our business.

    On March 8, 2002, we filed a report on Form 8-K updating our risk factors and description of our business.

INTERMUNE, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	INTERMUNE, INC.
	By:	/s/ TIMOTHY P. LYNCH Timothy P. Lynch Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

INTERMUNE, INC. INDEX
PART I—FINANCIAL INFORMATION
INTERMUNE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except share and per share data)
INTERMUNE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share data)
INTERMUNE, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERMUNE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION INTERMUNE, INC.
INTERMUNE, INC. SIGNATURES