Form 10-Q
period 2002-06-30
INTERMUNE INC
filed 2002-08-13
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-29801

InterMune, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3296648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

        As of July 29, 2002, there were 31,560,040 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

        This report on Form 10-Q contains 20 pages.

INTERMUNE, INC.

INDEX

Item			Page number
Part I. Financial Information
1.	Financial Statements (unaudited):
	a.	Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3
	b.	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001	4
	c.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
	d.	Notes to Condensed Consolidated Financial Statements	6-9
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		10-17
3.	Quantitative and Qualitative Disclosures about Market Risk		17
Part II. Other Information
4.	Submission of Matters to a Vote of Security Holders		18
6.	Exhibits and Reports on Form 8-K		18
	Signatures and Certification		19-20

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$194,213	$150,200
Available-for-sale securities	172,132	181,867
Accounts receivable, net	9,495	5,355
Inventories	2,622	3,922
Prepaid expenses	1,561	1,307

Total current assets	380,023	342,651
Property and equipment, net	10,996	7,593
Acquired product rights, net	32,216	30,429
Restricted cash	1,675	1,675
Other assets	4,969	4,898

	$429,879	$387,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,384	$8,277
Accrued compensation	3,859	2,878
Other accrued liabilities	15,013	11,151

Total current liabilities	30,256	22,306
Deferred rent	648	381
Convertible subordinated notes	149,500	149,500
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 31,557,920 and 28,450,912 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	32	28
Additional paid-in capital	480,869	373,310
Notes receivable from stockholder	(47)	(56)
Deferred stock compensation	(1,998)	(3,414)
Accumulated other comprehensive income	702	49
Accumulated deficit	(230,083)	(154,858)

Total stockholders' equity	249,475	215,059

	$429,879	$387,246

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product sales
Actimmune	$22,596	$7,278	$40,310	$12,207
Others	1,062	750	2,100	1,363

Total product sales, net	23,658	8,028	42,410	13,570
Costs and expenses:
Cost of goods sold	4,742	3,084	10,145	6,599
Amortization of acquired product rights	815	1,057	1,630	3,175
Research and development	29,539	10,453	53,104	17,228
Selling, general and administrative	18,229	8,306	32,820	14,759
Acquired in-process research and development	—	5,400	18,750	5,400

Total costs and expenses	53,325	28,300	116,449	47,161

Loss from operations	(29,667)	(20,272)	(74,039)	(33,591)
Other income (expense):
Interest income	2,059	2,058	3,747	4,838
Interest expense	(2,489)	—	(4,933)	(30)

Net loss	$(30,097)	$(18,214)	$(75,225)	$(28,783)

Basic and diluted net loss per common share	$(0.97)	$(0.79)	$(2.52)	$(1.25)

Weighted average shares used in computing basic and diluted net loss per common share	31,072	23,173	29,823	23,102

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows used for operating activities:
Net loss	$(75,225)	$(28,783)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation	1,350	2,245
Non-cash stock compensation	1,374	435
Accretion of obligations payable to Connetics	—	30
Acquired in-process research and development	18,750	5,400
Amortization and depreciation	3,074	712
Deferred rent	267	95
Changes in operating assets and liabilities:
Accounts receivable	(4,140)	(73)
Inventories	1,300	(1,601)
Other assets	(839)	(3,133)
Accounts payable and accrued compensation	4,088	5,484
Other accrued liabilities	3,862	3,195

Net cash used for operating activities	(46,139)	(15,994)
Cash flows from investing activities:
Purchase of property and equipment	(4,250)	(4,326)
Purchase of acquired product rights	(22,250)	(30,000)
Purchases of available-for-sale securities	(102,203)	(180,639)
Sales of available-for-sale securities	35,659	100,113
Maturities of available-for-sale securities	76,932	103,569

Net cash used by investing activities	(16,112)	(11,283)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	106,255	370
Repayment of notes receivable from stockholder	9	30

Net cash provided by financing activities	106,264	400

Net increase (decrease) in cash and cash equivalents	44,013	(26,877)
Cash and cash equivalents at beginning of period	150,200	48,191

Cash and cash equivalents at end of period	$194,213	$21,314

Supplemental disclosure of cash flow information:
Accrued product rights payable to Amgen	$2,000	$8,000

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        In the opinion of the management of InterMune, Inc. ("InterMune," "we," "our," or "us"), the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue recognition and revenue reserves

        Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and reserves are recorded for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. We review all sales transactions for potential chargebacks each month and believe that our reserves are adequate. Shipping and handling costs are included in cost of good sold.

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

Concentration of risks

        Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We have established guidelines for investing excess cash relative to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

        We rely on a single-source manufacturer for each of our products. Actimmune® is produced solely by Boehringer Ingleheim GmBH, for all clinical and commercial supplies. Amphotec® is produced solely by Ben Venue Laboratories Inc., and Infergen® is produced solely by Amgen Inc. Any extended interruption in the supply of any products could result in the failure to meet clinical or customer demand.

        We purchase some commercial and clinical products from Boehringer Ingleheim GmBH in a foreign currency. This exposes us to foreign currency exchange rate risk, which is monitored by us as part of our overall risk management program. There are no other significant sources of foreign currency exchange risk. We do not currently hedge this risk.

Inventories

        Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

(in thousands)	June 30, 2002	December 31, 2001
Raw materials	$836	$1,838
Finished goods	1,786	2,084

Total inventories	$2,622	$3,922

Other accrued liabilities

        Other accrued liabilities consist of the following:

(in thousands)	June 30, 2002	December 31, 2001
Accrued clinical trial costs	$6,295	$2,725
Accrued interest	3,988	4,216
Payable to Amgen	2,000	2,000
Royalties payable	2,437	1,523
Other accrued liabilities	293	687

Total other accrued liabilities	$15,013	$11,151

Comprehensive income (loss)

        The only component of other comprehensive income is unrealized gains on available-for-sale securities. Comprehensive loss amounted to $29.1 million and $18.3 million for the three months ended June 30, 2002 and 2001, respectively. Comprehensive loss was $74.6 million and $28.9 million for the six months ended June 30, 2002 and 2001, respectively.

Net loss per share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by InterMune are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of convertible notes, from basic net loss per share because of their anti-dilutive effect.

Product acquisition costs

        Initial payments for the acquisition of products that, at the time of acquisition by us, have already been marketed or approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life will be adjusted when appropriate. Accumulated amortization of these costs was $3.8 million at June 30, 2002.

New Accounting Standards

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets" and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." There was no impact on our financial statements from the adoption of these standards.

2.    SALE OF EQUITY

        On March 13, 2002, we completed a follow-on public offering of three million shares of registered common stock, at a price of $37.00 per share, raising $111.0 million in gross proceeds. We received approximate net proceeds of $104.5 million after deducting underwriting fees of $5.8 million and estimated related expenses of $0.7 million.

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

        In May 2002, we acquired certain interferon gamma-1b patents of Amgen Inc. in exchange for $3.5 million, of which $1.5 million was paid in the second quarter of 2002 and $2.0 million was accrued as of June 30, 2002. We expect to amortize these product rights to operations over the expected useful product life of Actimmune.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as those, without limitation, in the discussions about:

  •
  our strategy;

  •
  governmental regulation and approval;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product and product candidate development;

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

Overview

        We are developing and commercializing innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have three marketed products, growing product revenues, and advanced-stage clinical programs addressing a range of diseases with attractive markets. Our three marketed products are Actimmune®, Infergen® and Amphotec®. Actimmune is approved in the United States for two rare congenital disorders: chronic granulomatous disease and severe, malignant osteopetrosis. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We market Amphotec worldwide for the treatment of invasive aspergillosis.

        We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 2002, we had an accumulated deficit of $230.1 million. Our net losses from operations were $74.0 million for the six-month period ended June 30, 2002, and $33.6 million for the same period in 2001. These losses resulted from significant costs incurred in the development and marketing of our products and the acquisition of new technology.

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

        We are pursuing the following product development programs:

Program	Clinical Status
ACTIMMUNE
Idiopathic pulmonary fibrosis Cancer	Phase III trial ongoing
• Ovarian	Phase III trial ongoing
• Non-Hodgkin's lymphoma	Phase II trial planned to commence in 2002
Systemic fungal infections
• Cryptococcal meningitis	Phase III trial planned to commence in 2002
• Invasive aspergillosis	Phase II trial planned to commence in 2003
Liver fibrosis	Phase II trial ongoing
Mycobacterial infections
• Atypical mycobacterial infections	Phase II trial ongoing
Cystic fibrosis	Phase II trial ongoing
NEXT-GENERATION INTERFERON GAMMA	Preclinical studies
ORITAVANCIN
Complicated skin and skin-structure infections	Phase III trial ongoing
Bacteremia	Phase II trial ongoing
Nosocomial pneumonia	Two Phase III trials planned to commence in 2003
INFERGEN
Chronic hepatitis C infections	Two Phase IV trials ongoing
PEG-INFERGEN
Chronic hepatitis C infections	Preclinical studies
MOLI1901 (Duramycin)
Cystic fibrosis	Phase I trial ongoing
PA MONOCLONAL ANTIBODY
Pseudomonas aeruginosa infection	Preclinical studies

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

        Revenue.    Total product revenues were $23.7 million and $8.0 million for the three-month periods ended June 30, 2002 and 2001, respectively. The product revenues in 2002 include all sales of Actimmune, Amphotec and Infergen for the period. The product revenues in 2001 represent all sales of Actimmune in the United States, worldwide sales of Amphotec and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen) to June 30, 2001. Revenues from Actimmune increased 210% for the comparable periods primarily due to increased prescriptions for the treatment of idiopathic pulmonary fibrosis.

        Cost of goods sold.    Cost of goods sold were $4.7 million and $3.1 million for the three-month periods ended June 30, 2002 and 2001, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues. The gross margin percentage for our products were 80% and 62% for these periods in 2002 and 2001, respectively. The improved gross margin in 2002 reflects lower product costs of Actimmune associated with the transfer of manufacturing to Boehringer Ingelheim International GmbH.

        Amortization of acquired product rights.    We recorded amortization of acquired product rights of $0.8 million and $1.1 million for the three-month periods ended June 30, 2002 and 2001, respectively. The amount in 2002 is comprised of the amortization charges related to the acquisition of Amphotec and Infergen. The amount in 2001 is comprised of the amortization charge related to the acquisition of Amphotec, amortization for Infergen for the period from June 15, 2001 to June 30, 2001 and purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of the Actimmune rights was expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to $0.7 million for the second quarter in 2001. These Actimmune rights were fully amortized in 2001.

        Research and development expenses.    Research and development expenses were $29.5 million and $10.5 million for the three-month periods ended June 30, 2002 and 2001, respectively, representing an increase of $19.0 million or 181%. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications, clinical trial expenses and pre-FDA approval manufacturing qualification expenses for oritavancin, increased staffing and related expenses necessary to manage the expansion of our operations. For the second quarter of 2002, our clinical research and development costs approximated 94% of our total research and development expense, and our preclinical research and development costs approximated 4% of the same total. We expect research and development expenses to increase significantly over the next several years.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $18.2 million and $8.3 million for the three-month periods ended June 30, 2002 and 2001, respectively, representing an increase of 119%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the growth of our operations, expansion of our field sales force and the expansion into our new company headquarters in Brisbane, California. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

        Acquired in-process research and development.    We recorded a one-time charge for acquired in-process research and development of $5.4 million for the three-month period ended June 30, 2001. In June 2001, we entered into a licensing and commercialization agreement with Amgen Inc. to obtain an exclusive license in the United States and Canada to Infergen (a therapeutic approved by the FDA for the treatment of hepatitis C infections) and the rights to an early stage program to develop a pegylated form of Infergen for a total consideration of $29 million, plus development milestones and royalties. Under the agreement, we also have the exclusive right to clinically develop Infergen for other indications in the United States and Canada. We do not expect the pegylated Infergen program, which is currently in its early stages, to reach the FDA approval stage until 2006 at the earliest, if at all. Based upon a preliminary independent appraisal, the fair value of the in-process research and development program for pegylated Infergen was $5.4 million. The remainder of the purchase price of approximately $23.6 million, was allocated to developed technology and will be amortized over ten years. We will evaluate our intangible assets for impairment on a regular basis.

        Interest income.    Interest income remained unchanged at $2.1 million for the three-month period ended June 30, 2002, compared to $2.1 million for the three-month period ended June 30, 2001. The interest income for the period in 2002 reflects declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates. This effect was offset by higher average cash and investment balances.

        Interest expense.    Interest expense increased to $2.5 million for the three-month period ended June 30, 2002, compared to $0 for the three-month period ended June 30, 2001. The increase in interest expense was primarily due to the issuance of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes in July 2001.

Six Months Ended June 30, 2002 and 2001

        Revenue.    Total product revenues were $42.4 million and $13.6 million for the six-month periods ended June 30, 2002 and 2001, respectively. The product revenues in 2002 include all sales of Actimmune, Amphotec and Infergen for the period. The product revenues in 2001 represent all sales of Actimmune in the United States and worldwide sales of Amphotec for the period from January 5, 2001 to June 30, 2001 and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen) to June 30, 2001. Revenues from Actimmune increased 230% for the comparable periods primarily due to increased prescriptions for the treatment of idiopathic pulmonary fibrosis.

        Cost of goods sold.    Cost of goods sold were $10.1 million and $6.6 million for the six-month periods ended June 30, 2002 and 2001, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues. The gross margin percentages for our products were 76% and 51% for these periods in 2002 and 2001, respectively. The improved gross margin in 2002 reflects lower product costs of Actimmune associated with the transfer of manufacturing to Boehringer Ingelheim International GmbH.

        Amortization of acquired product rights.    We recorded amortization of acquired product rights of $1.6 million and $3.2 million for the six-month periods ended June 30, 2002 and 2001, respectively. The amount in 2002 is comprised of the amortization charges related to the acquisition of Amphotec and Infergen. The amount in 2001 is comprised of the amortization charge related to the acquisition of Amphotec, Infergen and purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics. The amortization of the Actimmune rights was expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to $2.6 million for the period in 2001. These Actimmune rights were fully amortized in 2001.

        Research and development expenses.    Research and development expenses were $53.1 million and $17.2 million for the six-month periods ended June 30, 2002 and 2001, respectively, representing an increase of $35.9 million or 208%. The increase was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications, clinical trial expenses and pre-FDA approval manufacturing qualification expenses for oritavancin, increased staffing and related expenses necessary to manage the expansion of our operations. For the six-month period ended June 30, 2002, our clinical research and development costs approximated 92% of our total research and development expense, and our preclinical research and development costs approximated 6% of the same total. We expect research and development expenses to increase significantly over the next several years.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $32.8 million and $14.8 million for the six-month periods ended June 30, 2002 and 2001, respectively, representing an increase of 122%. This increase is attributable primarily to increased staffing and related expenses necessary to manage the growth of our operations, expansion of our field sales force and the expansion into our new company headquarters in Brisbane, California. We believe that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide.

        Acquired in-process research and development.    We recorded a one-time charge for acquired in-process research and development of $18.8 million and $5.4 million for the six-month periods ended June 30, 2002, and 2001, respectively. In the 2002 period, we recorded a one-time charge related to license of the worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not currently approved by the FDA and is in Phase II clinical development for fibrotic diseases of the lung, kidney and liver. Under the terms of the agreement, we received an exclusive license agreement from Marnac, Inc., a privately held biopharmaceutical company, and from their co-licensor, KDL Gmbh (Basel, Switzerland), in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development cost as pirfenidone is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses. In the 2001 period, we recorded a one-time charge for the rights to an early stage program from Amgen to develop a pegylated form of Infergen (discussed above).

        Interest income.    Interest income decreased to $3.7 million for the six-month period ended June 30, 2002, compared to $4.8 million for the six-month period ended June 30, 2001. This decrease is attributable primarily to declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates.

        Interest expense.    Interest expense increased to $4.9 million for the six-month period ended June 30, 2002, compared to $30,000 for the six-month period ended June 30, 2001. The increase in interest expense was primarily due to the issuance of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes in July 2001.

Liquidity and Capital Resources

        For the six-month period ended June 30, 2002, cash expenditures for operating activities and additions to capital equipment were $50.4 million. We anticipate that these expenditures will increase significantly in future periods.

        Cash used in operations for the six-month periods ended June 30, 2002 and 2001, was $46.1 million and $16.0 million, respectively. The increase in cash used in operations was principally due to an increase in the net loss in 2002. Significant non-cash charges for the period in 2002 included amortization of acquired product rights and a one time in-process research and development charge of $18.8 million. Significant changes in operating assets and liabilities in 2002 relates to an increase in accounts receivable due to increased product sales offset by an increase in accounts payable and accrued compensation due to the growth in our operations, higher headcounts and higher commissions payable, an increase in other accrued liabilities principally due to higher clinical trial activities and higher royalties payable as a result of increased sales volume, a decrease in inventories from higher sales volume and a decrease in other assets.

        Investing activities used $16.1 million in cash during the six-month period ended June 30, 2002, due in part to purchases of short-term investments totaling $102.2 million offset by $112.6 million of short-term investment maturities and sales, purchases of property and equipment of $4.3 million primarily for our new company headquarters, $3.5 million for the final payment to Amgen for the acquisition of product rights to Infergen, and $18.8 million to Marnac for the acquisition of product rights to pirfenidone.

        Cash provided by financing activities of $106.3 million for the six-months ended June 30, 2002 included $0.7 million received for the issuance of common shares pursuant to the employee stock purchase program, $1.1 million received from the exercise of stock options and $104.5 million received from the issuance of three million shares of common stock in an equity offering on March 13, 2002. The shares were issued at a price of $37.00 per share, raising gross proceeds of $111.0 million. Net proceeds received are after deducting underwriting fees of $5.8 million and estimated related expenses of $0.7 million.

        In May 2002, we acquired certain interferon gamma-1b patents of Amgen Inc. in exchange for $3.5 million, of which $1.5 million was paid in the second quarter of 2002 and $2.0 million was accrued as of June 30, 2002. We expect to amortize these product rights to operations over the expected useful product life of Actimmune.

        At June 30, 2002, we had available cash, cash equivalents and available-for-sale securities of $366.3 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2002	2003	2004	2005	2006	2007	Total	Fair value at June 30, 2002
	(in millions)
Assets:
Available-for-sale securities	$267.5	$56.3	$22.0	—	—	—	$345.8	$354.3
Average interest rate	2.2%	2.5%	3.1%	—	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	—	$149.5	—	$149.5	$130.3
Average interest rate	—	—	—	—	5.75%	—	—	—

        We have some obligations in foreign currencies, principally the purchase of Actimmune inventory which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

PART II—OTHER INFORMATION
INTERMUNE, INC.

ITEM 4. Submission of Matters to a Vote of Securities Holders.

        We held our annual meeting of stockholders on June 19, 2002. The stockholders voted on three proposals:

1.
The stockholders elected the board of directors' nominees for director by the votes indicated:

Nominee	Cast For	Withheld
W. Scott Harkonen	23,904,364	3,192,211
James I. Healy	24,800,840	2,295,735
William R. Ringo, Jr.	24,931,233	2,165,342
2.
The stockholders approved the proposal to increase the number of shares reserved for issuance under our 2000 Equity Incentive Plan by a total of 2,500,000 of shares of common stock by the votes indicated:

Cast For	Cast Against	Abstentions	Broker Non-Votes
14,566,438	3,286,421	25,290	9,218,426
3.
The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 by the votes indicated:

Cast For	Cast Against	Abstentions
26,765,826	326,444	4,305

ITEM 6. Exhibits and Reports on Form 8-K.

(a)
The following exhibits are included herein:

10.46	Non-Employee Directors' Stock Option Plan, amended as of June 19, 2002.
10.47	Employment offer letter, dated April 5, 2002, between Registrant and Marianne Armstrong Ph.D.
10.48	Bonus Plan memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.
10.49	Secured Promissory Note, dated May 1, 2002, between Registrant and Marianne Armstrong, Ph.D.
10.50*	Amendment Number 1, dated April 26, 2002, to the Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.
10.51*	Amendment No.1, dated April 25, 2002, to the License and Commercialization Agreement (dated June 15, 2001), between Registrant and Amgen Inc.
10.52*	First Amendment, dated June 19, 2002, to the Data Transfer, Clinical Trial and Market Supply Agreement (dated, January 27, 2000), between Registrant and Boehringer Ingelheim International GmbH.
10.53	Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.
10.54	Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.
*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)
Reports on Form 8-K:

        None.

INTERMUNE, INC.
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2002	INTERMUNE, INC. (Registrant)
By:	/s/ W. SCOTT HARKONEN
W. Scott Harkonen Chief Executive Officer and President
By:	/s/ BRADLEY R. SCATES
Bradley R. Scates Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATION

        Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of InterMune, Inc. ("InterMune"), that to his knowledge: the Quarterly Report of InterMune on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of InterMune.

        Dated: August 13, 2002

/s/ W. SCOTT HARKONEN
W. SCOTT HARKONEN, CHIEF EXECUTIVE OFFICER
/s/ BRADLEY R. SCATES
BRADLEY R. SCATES, VICE PRESIDENT OF FINANCE (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

INTERMUNE, INC. INDEX
PART I—FINANCIAL INFORMATION
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
CERTIFICATION