Form 10-Q
period 2002-09-30
INTERMUNE INC
filed 2002-11-14
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-29801

InterMune, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3296648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3280 Bayshore Blvd., Brisbane, California 94005 (Address of principal executive offices) (Zip Code)
(415) 466-2200 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No  ☐

        The number of issued and outstanding shares of Common Stock, par value $.001 per share, of registrant as of October 25, 2002, the most recent practicable date prior to the filing of this report, was 31,632,740.

INTERMUNE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

INDEX

Item			Page number
Part I. Financial Information
1.	Financial Statements (unaudited):
	a.	Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3
	b.	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4
	c.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
	d.	Notes to Condensed Consolidated Financial Statements	6-9
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		10-17
	Risk Factors		17-31
3.	Quantitative and Qualitative Disclosures about Market Risk		31-32
4.	Controls and Procedures		32
Part II. Other Information
5.	Other Information		33
6.	Exhibits and Reports on Form 8-K		33-34
	Signatures and Certifications		35-39

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002 (unaudited)	December 31, 2001 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$178,436	$150,200
Available-for-sale securities	164,742	181,867
Accounts receivable, net	8,708	5,355
Inventories	2,883	3,922
Prepaid expenses	3,421	1,307

Total current assets	358,190	342,651
Property and equipment, net	10,648	7,593
Acquired product rights, net	32,142	30,429
Restricted cash	1,675	1,675
Other assets	3,845	4,898

	$406,500	$387,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,002	$8,277
Accrued compensation	5,575	2,878
Other accrued liabilities	28,963	11,151

Total current liabilities	48,540	22,306
Deferred rent	763	381
Convertible subordinated notes	149,500	149,500
Commitments
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 31,630,612 and 28,450,912 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	32	28
Additional paid-in capital	481,681	373,310
Notes receivable from stockholder	(42)	(56)
Deferred stock compensation	(1,527)	(3,414)
Accumulated other comprehensive income	1,116	49
Accumulated deficit	(273,563)	(154,858)

Total stockholders' equity	207,697	215,059

	$406,500	$387,246

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product sales
Actimmune	$28,531	$10,306	$68,841	$22,513
Others	1,706	1,010	3,806	2,373

Total product sales, net	30,237	11,316	72,647	24,886
Costs and expenses:
Cost of goods sold	6,095	3,915	16,240	10,514
Amortization of acquired product rights	1,024	815	2,654	3,990
Research and development	36,739	13,645	89,843	30,873
Selling, general and administrative	14,375	9,932	47,195	24,691
Acquired in-process research and development	15,000	—	33,750	5,400

Total costs and expenses	73,233	28,307	189,682	75,468

Loss from operations	(42,996)	(16,991)	(117,035)	(50,582)
Other income (expense):
Interest income	1,942	3,853	5,689	8,691
Interest expense	(2,426)	(2,316)	(7,359)	(2,346)

Net loss	$(43,480)	$(15,454)	$(118,705)	$(44,237)

Basic and diluted net loss per common share	$(1.39)	$(0.56)	$(3.92)	$(1.80)

Weighted average shares used in computing basic and diluted net loss per common share	31,261	27,390	30,302	24,532

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows used for operating activities:
Net loss	$(118,705)	$(44,237)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation	1,755	3,068
Non-cash stock compensation	1,564	1,005
Accretion of obligations payable to Connetics	—	30
Acquired in-process research and development	33,750	5,400
Amortization and depreciation	4,812	2,043
Deferred rent	382	238
Changes in operating assets and liabilities:
Accounts receivable	(3,353)	(865)
Inventories	1,039	(2,556)
Other assets	(2,697)	(4,720)
Accounts payable and accrued compensation	8,422	4,977
Other accrued liabilities	2,812	5,522

Net cash used for operating activities	(70,219)	(30,095)
Cash flows from investing activities:
Purchase of property and equipment	(4,445)	(6,274)
Purchase of acquired product rights, including in-process research and development	(22,250)	(36,000)
Purchases of available-for-sale securities	(124,240)	(220,577)
Sales of available-for-sale securities	102,997	144,479
Maturities of available-for-sale securities	39,436	137,260

Net cash provided (used) by investing activities	(8,502)	18,888
Cash flows from financing activities:
Proceeds from issuance of common stock, net	106,943	129,458
Proceeds from convertible subordinated notes, net	—	144,413
Repayment of notes receivable from stockholder	14	35

Net cash provided by financing activities	106,957	273,906

Net increase in cash and cash equivalents	28,236	262,699

Cash and cash equivalents at beginning of period	150,200	48,191

Cash and cash equivalents at end of period	$178,436	$310,890

Supplemental disclosure of cash flow information:
Accrued product rights payable to Amgen	$2,000	$2,000
Accrued royalty buy down fee payable to Eli Lilly	$15,000	—

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements of InterMune, Inc. ("InterMune," "we," "our," or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of InterMune, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

        Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim condensed consolidated financial statements should be read in conjunction with our annual report filed on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 21, 2002, and our filings of periodic reports on Forms 10-Q and 8-K. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Principles of consolidation

        The accompanying unaudited condensed consolidated financial statements include the accounts of InterMune and its wholly owned subsidiaries, InterMune Canada Inc., and InterMune Ltd. All intercompany accounts and transactions have been eliminated. To date, the operations of InterMune Canada Inc. and InterMune Ltd. have been immaterial.

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

Revenue recognition and revenue reserves

        Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and reserves are recorded for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We have the ability to make reasonable and reliable estimates of product returns based on significant historical experience. We review all sales transactions for potential chargebacks each month and believe that our reserves are adequate. Shipping and handling costs are included in cost of goods sold.

Net loss per share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by InterMune are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of convertible notes, from diluted net loss per share because of their anti-dilutive effect.

Cash, cash equivalents and available-for-sale securities

        Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. We classify all debt securities as available for sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as other comprehensive income, a separate component of stockholders' equity. We have estimated the fair value amounts by using available market information. The cost of securities sold is based on the specific identification method.

Product acquisition costs

        Initial payments for the acquisition of products that, at the time of acquisition by us, have already been marketed or approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life cycle of the products, typically ten years. At the time of acquisition, the product life cycle is estimated based upon the term of the agreement, the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life will be adjusted when appropriate. Accumulated amortization of these costs was $4.8 million at September 30, 2002.

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

Risks from Third-Party Manufacturer Concentration

        We rely on a single-source manufacturer for each of our products. Actimmune® is produced solely by Boehringer Ingleheim Austria GmbH, for all clinical and commercial supplies. Amphotec® is produced solely by Ben Venue Laboratories Inc., and Infergen® is produced solely by Amgen Inc. Any extended interruption in the supply of any products could result in the failure to meet clinical or commercial demand.

        We purchase some commercial and clinical products from Boehringer Ingleheim in a foreign currency. This exposes us to foreign currency exchange rate risk, which is monitored by us as part of our overall risk management program. There are no other significant sources of foreign currency exchange risk. We do not currently hedge this risk.

2.    NEW ACCOUNTING STANDARDS

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets" and Statement of Financial Accounting Standard No. 144,

"Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. There was no impact on our financial statements from the adoption of these standards.

3.    INVENTORIES

        Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

(in thousands)	September 30, 2002	December 31, 2001
Raw materials	$638	$1,838
Finished goods	2,245	2,084

Total inventories	$2,883	$3,922

4.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following:

(in thousands)	September 30, 2002	December 31, 2001
Accrued clinical trial costs	$6,755	$2,725
Accrued interest	1,791	4,216
Payable to Amgen	2,000	2,000
Payable to Eli Lilly	15,000	—
Royalties payable	3,150	1,523
Other accrued liabilities	267	687

Total other accrued liabilities	$28,963	$11,151

5.    COMPREHENSIVE INCOME (LOSS)

        The only component of other comprehensive income is unrealized gains on available-for-sale securities. Comprehensive loss amounted to $43.1 million and $15.2 million for the three months ended September 30, 2002 and 2001, respectively. Comprehensive loss was $117.6 million and $44.1 million for the nine months ended September 30, 2002 and 2001, respectively.

6.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        InterMune has determined that it has only one reportable segment because management has organized the business around its functional lines.

Product Sales, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Actimmune	$28,531	$10,306	$68,841	$22,513
Other	1,706	1,010	3,806	2,373

	$30,237	$11,316	$72,647	$24,886

        The following table summarizes total net product sales from external customers by geographic regions. Revenues are attributed to countries based on the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$29,688	$10,878	$70,812	$23,429
Other countries	549	438	1,835	1,457

Total Net Product Sales	$30,237	$11,316	$72,647	$24,886

        As of September 30, 2002 the following customers represented 10% or more of the Company's total accounts receivable balance: Priority Healthcare approximately 55% and Caremark Prescription Services approximately 17%.

7.    SALE OF EQUITY

        On March 13, 2002, we completed a follow-on public offering of three million shares of registered common stock, at a price of $37.00 per share, raising $111.0 million in gross proceeds. We received net proceeds of $104.5 million after deducting underwriting fees of $5.8 million and related expenses of $0.7 million.

8.    ACQUISITION ACTIVITY AND NEW AGREEMENTS

        In March 2002, we licensed from Marnac, Inc., a privately held biopharmaceutical company, the worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not approved by the FDA. At the time of the product acquisition from Marnac, pirfenidone was in Phase II clinical trials. We will be required to file our own IND before commencing further studies with pirfenidone. Under the terms of the license agreement, we received an exclusive license from Marnac and from their co-licensor, KDL GmbH, in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development in the first quarter of 2002 since pirfenidone is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

        In May 2002, we acquired certain interferon gamma patents of Amgen Inc. in exchange for $3.5 million, of which $1.5 million was paid in the second quarter of 2002 and $2.0 million was accrued as of September 30, 2002 and will be paid in the first quarter of 2003. We expect to amortize these product rights to operations over the expected useful product life of Actimmune.

        In September 2002, Eli Lilly and Company executed its option under the asset purchase and license agreement entered into in October 2001 between us and Eli Lilly to reduce the agreed percentage of royalty payable by us to Eli Lilly upon successful commercialization of oritavancin. The exercise of this option required us to pay $15.0 million to Eli Lilly. The total fee of $15.0 million was recorded as a liability as of September 30, 2002 and expensed as in-process research and development in the third quarter of 2002 since oritavancin is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses. The $15.0 million liability will be paid in the fourth quarter of 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as those, without limitation, in the discussions about:

  •
  our strategy;

  •
  governmental regulation and approval;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product and product candidate development;

  •
  our research and development expenses and other expenses; and

  •
  our operational and legal risks.

        All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements, and we caution readers not to place undue reliance on such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the heading "Risk Factors" (below).

Overview

        InterMune was incorporated in Delaware on March 23, 2000. We are an independent biopharmaceutical company focused on developing and commercializing innovative products for the treatment of serious pulmonary and infectious diseases and cancer. We have three marketed products, growing product revenues, and advanced-stage clinical programs addressing a range of diseases with attractive markets. Our three marketed products are Actimmune®, Infergen® and Amphotec®. Actimmune is approved in the United States for two rare congenital disorders: chronic granulomatous disease and severe, malignant osteopetrosis. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We market Amphotec worldwide for the treatment of invasive aspergillosis.

        We have sustained losses on a quarterly and an annual basis since inception. As of September 30, 2002, we had an accumulated deficit of $273.6 million. Our net losses from operations were $117.0 million for the nine-month period ended September 30, 2002, and $50.6 million for the same period in 2001. These losses resulted from significant costs incurred in the development and marketing of our products and the acquisition of new technology.

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

        Drug development in the United States is a process that includes several steps defined by the U.S. Food and Drug Administration (or FDA). The process begins with the filing of an Investigational New Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of trials: Phase I, II, and III, and we have found that it accounts for an average of seven years of a drug's total development time. The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV trials may be made a condition to be satisfied after a drug receives approval. The results of Phase IV trials can confirm the effectiveness of a drug and can provide important safety information to augment the FDA's voluntary adverse drug reaction reporting system. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The successful development of our products is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA) or a Biologic License Application (or BLA), the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

Phase III Clinical Results

        We recently reported data from our Phase III clinical trial of Actimmune® (Interferon gamma-1b) injection for the treatment of idiopathic pulmonary fibrosis (IPF), a debilitating and usually fatal lung disease for which there are no therapies currently approved by the FDA. These data showed that Actimmune did not demonstrate statistically significant efficacy with respect to the primary or secondary endpoints of the Phase III clinical trial. However, we believe that the overall analysis of survival, a secondary endpoint in this trial, suggests improved survival in patients treated with Actimmune. In addition, we believe that exploratory analyses of the data suggest that Actimmune may provide a survival benefit for patients with mild to moderate impairment in lung function. We expect to analyze and disclose an additional four months of patient data and to disclose our additional analyses of the data from this Phase III clinical trial. We plan to meet with the FDA to discuss the results of this Phase III clinical trial, potential next steps to substantiate our survival observations and the possibility of conducting an additional Phase III trial of Actimmune for the treatment of patients with mild to moderate IPF.

Status of Product Development Programs

        We are pursuing the following product development programs:

Product Development Programs	Clinical Status at September 30, 2002
ACTIMMUNE
Idiopathic pulmonary fibrosis	Phase III
Ovarian Cancer	Phase III
Cryptococcal meningitis	Phase III
Liver fibrosis	Phase II
Atypical mycobacterial infections	Phase II
Cystic fibrosis	Phase II
NEXT-GENERATION INTERFERON GAMMA	Preclinical studies
ORITAVANCIN
Complicated skin and skin-structure infections	Phase III
INFERGEN
Chronic hepatitis C infections	Phase IV (non-InterMune IND)
PEG-INFERGEN
Chronic hepatitis C infections	Preclinical studies
PIRFENIDONE
Pulmonary fibrosis	Phase II (non-InterMune IND)
Liver fibrosis	Phase II (non-InterMune IND)
Kidney fibrosis	Phase II (non-InterMune IND)
MOLI1901 (Duramycin)
Cystic fibrosis	Phase II (non-InterMune IND)

        In March 2002, we licensed from Marnac, Inc., a privately held biopharmaceutical company, the worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not approved by the FDA. At the time of the product acquisition from Marnac, pirfenidone was in Phase II clinical trials. We will be required to file our own IND before commencing further studies with pirfenidone. Under the terms of the agreement, we received an exclusive license from Marnac and from their co-licensor, KDL GmbH, in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development in the first quarter of 2002 since pirfenidone is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

        In May 2002, we acquired certain interferon gamma patents of Amgen Inc. in exchange for $3.5 million, of which $1.5 million was paid in the second quarter of 2002 and $2.0 million was accrued as of September 30, 2002 and will be paid in the first quarter of 2003. We expect to amortize these product rights to operations over the expected useful product life of Actimmune.

        In September 2002, Eli Lilly and Company executed its option under the asset purchase and license agreement entered into in October 2001 between us and Eli Lilly to reduce the agreed percentage of royalty payable by us to Eli Lilly upon successful commercialization of oritavancin. As a result of this exercise, we became obligated to pay Eli Lilly $15.0 million, which will be paid in the fourth quarter of 2002. The total fee of $15.0 million was recorded as a liability as of September 30, 2002 and expensed as in-process research and development in the third quarter of 2002 since oritavancin is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

Results of Operations

Revenue

        Total product revenues were $30.2 million and $11.3 million for the three-month periods ended September 30, 2002 and 2001, respectively. The product revenues in 2002 and 2001 include all sales of Actimmune, Amphotec and Infergen for the period. Total revenues increased 167% over the comparable period in 2001, as a result of Actimmune revenues. Actimmune revenues accounted for 94% and 91% net product sales in the quarters ended September 30, 2002 and 2001 respectively.

        Total product revenues were $72.6 million and $24.9 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The product revenues in 2002 include all sales of Actimmune, Amphotec and Infergen for the period. The product revenues in 2001 represent all sales of Actimmune in the United States and worldwide sales of Amphotec for the period from January 5, 2001 (the date we acquired the marketing rights to Amphotec) to September 30, 2001 and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen) to September 30, 2001. Revenues of Actimmune for 2002 increased 206% over the comparable period in 2001.

Cost of goods sold

        Cost of goods sold were $6.1 million and $3.9 million for the three-month periods ended September 30, 2002 and 2001, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues. The gross margin percentage for our products were 80% and 65% for these periods in 2002 and 2001, respectively.

        Cost of goods sold were $16.2 million and $10.5 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Cost of goods sold includes manufacturing costs, royalties and distribution costs associated with our revenues. The gross margin percentages for our products were 78% and 58% for these periods in 2002 and 2001, respectively.

        The improved gross margin in the quarter and nine months in 2002, when compared to the same period in 2001, reflects lower product costs of Actimmune associated with the transfer of manufacturing to Boehringer Ingelheim Austria GmbH.

Amortization of acquired product rights

        We recorded amortization of acquired product rights of $1.0 million and $0.8 million for the three-month periods ended September 30, 2002 and 2001, respectively. We recorded amortization of acquired product rights of $2.7 million and $4.0 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The amounts in the quarter and nine months in 2002 are comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma patents. The amount in third quarter ended 2001 is comprised of the amortization charge related to the acquisition of Amphotec and Infergen. The amount in the nine months ended September 30, 2001 is comprised of the amortization charge related to the acquisition of Amphotec, Infergen and purchased rights to all of the Actimmune revenues and related expenses that we had previously transacted for Connetics Corporation. The amortization of the Actimmune rights was expensed based upon product units shipped under the previous contractual unit baseline for the year 2001. This amounted to

$2.6 million for the period in 2001. These Actimmune rights were fully amortized in the month of April 2001.

Research and development expenses

        Research and development expenses were $36.7 million and $13.6 million for the three-month periods ended September 30, 2002 and 2001, respectively, representing an increase of $23.1 million or 169%. For the third quarter of 2002, our clinical research and development costs approximated 93% of our total research and development expense, and our preclinical research and development costs approximated 7% of the same total.

        Research and development expenses were $89.8 million and $30.9 million for the nine-month periods ended September 30, 2002 and 2001, respectively, representing an increase of $58.9 million or 191%. For the nine-month period ended September 30, 2002, our clinical research and development costs approximated 93% of our total research and development expense, and our preclinical research and development costs approximated 7% of the same total.

        The increase in spending in the quarter and nine months in 2002, when compared to the same periods in 2001, was due primarily to increased costs for clinical trial expenses for Actimmune in new disease indications, clinical trial expenses and pre-FDA approval manufacturing qualification expenses for oritavancin, increased staffing and related expenses necessary to manage the expansion of our operations. We expect research and development expenses for the full year 2002 to be approximately $127-$132 million, and we expect research and development expenses to increase in the next year.

Selling, general and administrative expenses

        Selling, general and administrative expenses were $14.4 million and $9.9 million for the three-month periods ended September 30, 2002 and 2001, respectively, representing an increase of 45%. Selling, general and administrative expenses were $47.2 million and $24.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively, representing an increase of 91%.

        The increase in spending in the quarter and nine months in 2002, when compared to the same period in 2001, is attributable primarily to increased staffing and related expenses necessary to manage the growth of our operations, expansion of our field sales force and the expansion into our new corporate headquarters in Brisbane, California. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for our products in their approved diseases and the expenses associated with expansion of our operations worldwide. We expect for the full year 2002, selling, general and administrative expenses to be approximately $64-$68 million.

Acquired in-process research and development

        We recorded a charge for acquired in-process research and development of $15.0 million for the three-month period ended September 30, 2002. We recorded charges for acquired in-process research and development of $33.8 million and $5.4 million for the nine-month periods ended September 30, 2002, and 2001, respectively. In September 2002, Eli Lilly executed its option under the asset purchase and license agreement entered into in October 2001 between us and Eli Lilly to reduce the agreed percentage of royalty payable by us to Eli Lilly upon successful commercialization of oritavancin. As a result of this exercise, we became obligated to pay Eli Lilly $15.0 million, which will be paid in the fourth quarter of 2002. In October 2001, we acquired the worldwide rights to develop, manufacture and commercialize oritavancin from Eli Lilly. Oritavancin is not currently approved by the FDA.

        Also in the nine-month period ended September 30, 2002, we recorded a one-time charge related to our March 2002 license of the worldwide rights, excluding Japan, Korea and Taiwan, from

Marnac, Inc. to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not currently approved by the FDA. At the time of the product acquisition from Marnac, pirfenidone was in Phase II clinical development for fibrotic diseases of the lung, kidney and liver. Under the terms of the agreement, we received an exclusive license from Marnac, a privately held biopharmaceutical company, and from their co-licensor, KDL GmbH, in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development cost as pirfenidone is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses. In the nine-month period ended September 30, 2001, we recorded a one-time charge of $5.4 million for the rights to an early stage program from Amgen to develop a pegylated form of Infergen.

Interest income

        Interest income decreased to $1.9 million for the three-month period ended September 30, 2002, compared to $3.9 million for the three-month period ended September 30, 2001. Interest income decreased to $5.7 million for the nine-month period ended September 30, 2002, compared to $8.7 million for the nine-month period ended September 30, 2001. The interest income for the quarter and nine months in 2002, when compared to the same periods in 2001, reflects declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates.

Interest expense

        Interest expense increased to $2.4 million for the three-month period ended September 30, 2002, compared to $2.3 million for the three-month period ended September 30, 2001. Interest expense increased to $7.4 million for the nine-month period ended September 30, 2002, compared to $2.3 million for the nine-month period ended September 30, 2001. The increase in interest expense for both periods in 2002, when compared to the same periods in 2001, was primarily due to the issuance of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes in July 2001.

Liquidity and Capital Resources

        At September 30, 2002, we had available cash, cash equivalents and available-for-sale securities of $343.2 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

        For the nine-month period ended September 30, 2002, cash expenditures for operating activities, additions to capital equipment and product acquisitions were $96.9 million. We anticipate that these expenditures will continue to increase in future periods.

        Cash used in operations for the nine-month periods ended September 30, 2002 and 2001, was $70.2 million and $30.1 million, respectively. The increase in cash used in operations was principally due to an increase in the net loss in 2002. Significant non-cash charges for the period in 2002 included amortization of acquired product rights, depreciation and a one time in-process research and development charge totaling $38.6 million. Significant changes in operating assets and liabilities in 2002 reflect an increase in accounts receivable due to increased product sales offset by an increase in accounts payable and accrued compensation due to the growth in our operations, higher headcounts and higher commissions payable, an increase in other accrued liabilities principally due to higher clinical trial activities and higher royalties payable as a result of increased sales volume, a decrease in inventories from higher sales volume and a decrease in other assets.

        Investing activities used $8.5 million in cash during the nine-month period ended September 30, 2002, due in part to purchases of short-term investments totaling $124.2 million offset by $142.4 million of short-term investment maturities and sales, purchases of property and equipment of $4.4 million primarily for our new company headquarters, payments to Amgen of $3.5 million including a payment for the interferon gamma patents and the final payment for the acquisition of product rights to Infergen, and $18.8 million to Marnac for the acquisition of product rights to pirfenidone.

        Cash provided by financing activities of $107.0 million for the nine-month period ended September 30, 2002 included $0.7 million received for the issuance of common shares pursuant to the employee stock purchase program, $1.8 million received from the exercise of stock options and $104.5 million received from the issuance of three million shares of common stock in an equity offering on March 13, 2002. The shares were issued at a price of $37.00 per share, raising gross proceeds of $111.0 million. Net proceeds received were after deducting underwriting fees of $5.8 million and related expenses of $0.7 million.

        In May 2002, we acquired certain interferon gamma patents of Amgen Inc. in exchange for $3.5 million, of which $1.5 million was paid in the second quarter of 2002, and $2.0 million was accrued as of September 30, 2002. The $2.0 million liability will be paid in the first quarter of 2003. We expect to amortize these product rights to operations over the expected useful product life of Actimmune.

        In September 2002, Eli Lilly executed its option under the asset purchase and license agreement in connection with the acquisition of worldwide rights of oritavancin, entered into in October 2001 between us and Eli Lilly, to reduce the agreed percentage of royalty payable by us to Eli Lilly upon successful commercialization of oritavancin. As a result of this exercise, we became obligated to pay Eli Lilly $15.0 million, which will be paid in the fourth quarter of 2002. The total fee of $15.0 million was recorded as a liability as of September 30, 2002 and expensed as in-process research and development in the third quarter of 2002 since oritavancin is currently in clinical development, has not reached technological feasibility and has no foreseeable alternative future uses.

        We believe our existing cash, cash equivalents and short-term investments, together with cash flows, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the end of 2004. Our capital requirements may increase in future periods.

        We do not have any "special purpose" entities that are unconsolidated in our financial statements. We have no commercial commitments or loans with related parties, except for ongoing payments to Nicholas Simon, a member of our Board of Directors, in connection with the oritavancin acquisition from Eli Lilly, and an executive employee loan that was contractually effected prior to the enactment of the Sarbanes-Oxley Act of 2002.

        Our future capital requirements will depend on many factors, including, but not limited to:

  •
  the commercial performance of Actimmune, Infergen and Amphotec;

  •
  the commercial performance of any of our other products in development that receive commercial approval;

  •
  the progress of our research and development efforts;

  •
  the scope and results of pre-clinical studies and trials;

  •
  the costs, timing and outcome of regulatory reviews;

  •
  determinations as to the commercial potential of our products in development;

  •
  administrative expenses;

  •
  the status of competitive products;

  •
  the establishment of manufacturing capacity through third-party manufacturing agreements;

  •
  the expansion of our sales and marketing capabilities, in preparation for product launches;

  •
  our possible geographic expansion; and

  •
  the establishment of collaborative relationships with other companies.

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

RISK FACTORS

        An investment in our common stock is risky. Investors should carefully consider the following risks and uncertainties, which hereby update those risks contained in the "Additional Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001 that was filed with the SEC on March 21, 2002.

We may not succeed in our development efforts or in growing product revenues.

        We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune. Although we are developing Actimmune for the treatment of idiopathic pulmonary fibrosis, ovarian cancer, cryptococcal meningitis, liver fibrosis, atypical mycobacterial infections and cystic fibrosis, Actimmune will not be marketed for any of these diseases before 2006, if at all. We are also developing oritavancin for the treatment of complicated skin and skin-structure infections. We are also considering developing oritavancin for the treatment of other Gram-positive bacterial infections, but oritavancin will not be marketed for any diseases before 2005, if at all. We market Infergen for the treatment of chronic hepatitis C infections, but we do not believe that Infergen will provide significant revenue to us before 2004, if ever. We are developing PEG-Infergen, a pegylated form of Infergen, for the treatment of chronic hepatitis C infections, but PEG-Infergen will not be marketed for the treatment of chronic hepatitis C infections before 2007, if at all. Although Amphotec has received regulatory approvals for commercial sales for invasive aspergillosis, we do not believe that it will provide significant revenue to us in the near future, if ever.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials.

        We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of Actimmune or any of our other products or product candidates for the treatment of additional diseases before Actimmune or any of our other products or product candidates can be approved for commercial sale for these diseases. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.

        For example, we recently reported data from our Phase III clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis. The data show that Actimmune did not demonstrate statistically significant efficacy with respect to the primary or secondary endpoints of the Phase III clinical trial, although we believe that the data suggest possible survival benefits for certain patients. We expect to analyze and disclose an additional four months of patient data and to disclose our additional analyses of the data from this Phase III clinical trial. If the additional data or our additional analyses show safety concerns, or do not confirm our survival observations of the initial data, we may decide to delay or stop further development of Actimmune for the treatment of idiopathic pulmonary fibrosis.

        We plan to meet with the FDA to discuss the results of this Phase III clinical trial, potential next steps to substantiate our survival observations and the possibility of conducting an additional Phase III trial of Actimmune for the treatment of patients with mild to moderate IPF. Generally, before granting a marketing approval of a drug for the treatment of a disease, the FDA requires that the drug demonstrate safety and statistically significant efficacy with respect to the primary and/or secondary endpoints of the clinical trial. We therefore believe that the FDA will expect us to conduct an additional Phase III clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis.

        If the FDA requires us to conduct another Phase III clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis, we may not be able to reach agreement with the FDA as to the appropriate protocol for the additional Phase III clinical trial. In addition, even if we were to conduct another Phase III clinical trial, Actimmune may not demonstrate safety or statistically significant efficacy with respect to the primary or secondary endpoints of the protocol of that or any additional clinical trial.

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

  •
  inconclusive or negative results are experienced during a clinical trial; and

  •
  availability of drug supply.

        Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to the use of Actimmune for the treatment of idiopathic pulmonary fibrosis will increase as a result of the statistically insignificant results in our recently completed Phase III trial. If the delays are significant, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

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

        The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on its benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial has demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or other regulatory authorities. Preclinical and clinical data can be interpreted by the FDA and other regulators in different ways, which could delay, limit or prevent regulatory approval.

        If regulatory delays are significant, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be impaired.

Failure to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained can result in regulatory enforcement action by the FDA, which would harm our business.

        Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of idiopathic pulmonary fibrosis, we are aware that physicians are prescribing Actimmune for the treatment of idiopathic pulmonary fibrosis. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers' communications on the subject of off-label use. Companies cannot promote FDA-approved drugs for off-label uses. Accordingly, we may not and do not market Actimmune for the treatment of idiopathic pulmonary fibrosis, or Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA, which would have an adverse effect on our revenues, business and financial prospects, which would harm our business.

If the FDA limits our communications with physicians related to the use of our product candidates or products for any disease or withdraws its approval of any of our products for any disease for which they have been approved, our revenues would decline.

        The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose ongoing requirements for post-marketing studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. Our existing approvals for disease, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with strictly enforced FDA or other governmental regulations.

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

        We have licensed U.S. and Canadian patent rights relating to Infergen from Amgen. Two of Amgen's U.S. patents relating to the Infergen molecule, the interferon alfacon-1 molecule, expire in 2004. However, the USPTO recently issued a Certificate of Extension of Patent Term, officially extending the term of one of these patents by five years, to September 2009. After expiration of the extended patent term in September 2009, we would rely on a U.S. patent related to the use of Infergen at a dose within the range of 2 million to 30 million units of Infergen per administration for the treatment of chronic hepatitis C infections to block others from marketing the Infergen molecule for the treatment of chronic hepatitis C infections at these doses. When this patent expires in 2011, we will not be able to use this patent to block others from marketing the Infergen molecule for the treatment of chronic hepatitis C infections in the United States.

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

We rely on distributors to sell approximately 77% of our products, and currently one distributor sells approximately 56% of our products. If those parties do not perform satisfactorily, our business will be harmed.

        Approximately 77% of our products are sold through distributors. As a result, our success depends on the continued customer support efforts of our network of distributors. In addition, one distributor accounts for approximately 55% of our outstanding receivables and 56% of our total product sales. If this or any other distributor were to experience financial difficulties, or otherwise become unable or unwilling to sell our products, our business would be harmed. Additionally any reduction, delay or loss of orders from our significant distributors could harm our revenues.

        The use of distributors involves certain risks, including risks that distributors will:

  •
  not effectively sell or support our products;

  •
  reduce its efforts or discontinue to sell or support our products;

  •
  not devote the resources necessary to sell our products in the volumes and within the time frames that we expect;

  •
  be unable to satisfy financial obligations to us or others; or

  •
  cease operations.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, our products may not be marketed or commercially successful.

        Our products and product candidates are expensive, and we anticipate that the annual cost for treatment under each of the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our products or product candidates for an approved disease because we believe that it may not be commercially successful. Market acceptance of and demand for our products and product candidates will depend on many factors, including:

  •
  cost of treatment;

  •
  pricing and availability of alternative products;

  •
  ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;

  •
  perceived efficacy relative to other available therapies;

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

  •
  other third-party payors.

        Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of our products will be reduced, and our sales will suffer. Many third-party payors provide coverage or reimbursement for only FDA approved indications.

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

Even if our products or product candidates are proven to be safe and effective for particular diseases, the actual maximum market or peak revenue opportunity associated with the treatment of these diseases may be much lower than our current estimates.

        Even if our products or product candidates are approved for use in connection with one or more particular diseases, the actual maximum market or peak revenue opportunity for our products or product candidates for each disease may be much less than our estimates. There are a number of reasons why there can be no assurance as to the portion of these maximum market or peak revenue opportunities we will realize, including if:

  •
  only a subset of affected patients respond to therapy with any of our products or product candidates;

  •
  the actual dose or efficacy of the product for a particular condition is different than currently anticipated;

  •
  the treatment regimen is different in duration than currently anticipated;

  •
  treatment is sporadic;

  •
  we cannot sell a product at the price we expect;

  •
  there are current and future competitive products that have greater acceptance in the markets than our products do; or

  •
  we decide to launch a product in fewer indications than we originally anticipated.

Discoveries or developments of new technologies by established drug companies or others may make our products obsolete.

        Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that are:

  •
  more effective;

  •
  have fewer or less severe adverse side effects;

  •
  are easier to administer; or

  •
  are less expensive than our products or product candidates.

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

        We have relaunched Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. However, we believe that there are significant regulatory, supply, intellectual property and competitive barriers to Infergen's penetration of the chronic hepatitis C infections market, including the following:

        Regulatory.    We believe that market acceptance of and demand for Infergen for the treatment of chronic hepatitis C infections may depend upon our ability to use Infergen in combination therapy with ribavirin or other anti-viral drugs. Before we may market Infergen in combination therapy with ribavirin or any other anti-viral drug, we will need to obtain FDA approval for such combination. To seek and obtain such approval, we will need to supplement Infergen's current FDA approval with data that support combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic hepatitis C infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. Seeking FDA approval for Infergen combination therapy may, in certain circumstances, involve our complying with FDA patent certification and notice provisions relating to ribavirin that could result in deferral of up to 30 months or, in the case of judicial intervention, longer, of FDA approval pending the outcome of ongoing patent infringement litigation.

        Supply.    Even if we are able to obtain regulatory approval for Infergen in combination therapy with ribavirin or another anti-viral drug, there may not be a source of commercial supply for ribavirin or another anti-viral drug. We are not aware of any U.S. or Canadian manufacturer of ribavirin that has regulatory approval, other than the company that sells ribavirin capsules exclusively to Schering Corp., which is, along with Roche Laboratories, Inc., one of our primary competitors in the chronic hepatitis C infections market. There can be no assurance that an independent source of commercial supply will become available.

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

        Competition.    Pegylated interferon alpha products offer significant advantages over non-pegylated products because they last longer in the body and therefore need to be administered less often to the patient, permitting a less frequent dosing schedule and enhancing efficacy. Because our competitors have advanced pegylation programs for their interferon alpha products, we may have difficulty marketing Infergen. Schering and Roche have commenced marketing their respective pegylated interferon alpha products. Since we do not expect to have a pegylated Infergen product ready to market until at least 2007, if at all, Infergen has a significant disadvantage with respect to the frequency of administration. In addition, both of these companies have obtained and will likely continue to obtain significant patent protection relating to their respective products.

        Further, specific targeted agents directed against the hepatitis C virus (HCV) may be effective in reducing the amount of virus in infected chronic hepatitis C patients. If the use of these specific targeted anti-HCV agents proves to be efficacious in the treatment of chronic hepatitis C, then the use of interferon-based therapies may diminish, which would harm our business.

Although we recently relaunched Amphotec, this product may not be commercially successful.

        We have recently relaunched Amphotec. However, market acceptance of and demand for Amphotec will depend largely on the following factors:

  •
  Acceptance by physicians of Amphotec as a safe and effective therapy for invasive aspergillosis:    Since Amphotec had been without promotion in the United States for at least the last three years, competitors have spent considerable time positioning Amphotec in an unfavorable light within the medical community as inferior due to more infusion-related side effects, including high levels of chills and fever, relative to some other liposomal formulations of amphotericin.

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

        Our manufacturing strategy for our products and product candidates also presents many risks, including the following:

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

        During 2002, we transitioned from Genentech to Boehringer Ingelheim Austria GmbH for the manufacture of Actimmune. Under our supply agreement, Boehringer Ingelheim is required to supply commercially marketed Actimmune to us, subject to certain limits. If we do not receive sufficient quantities of commercial Actimmune from Boehringer Ingelheim, we may experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects. Even, if we believe that Boehringer Ingelheim will be unable to meet our requirements for the manufacture of Actimmune, our agreement with Boehringer Ingelheim precludes us from seeking a secondary source until Boehringer Ingelheim has indicated to us its inability or unwillingness to meet our requirements.

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

        We presently have an agreement with Ben Venue Laboratories, Inc. for the manufacture of Amphotec for all purposes, which we are currently renegotiating. If we are unable to receive terms in the new manufacturing agreement as favorable to us as those in our original agreement, then it may have an adverse effect on our revenues, business and financial prospects.

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

        We had 245 employees as of September 30, 2002, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including W. Scott Harkonen, our Chief Executive Officer, President and Chairman of our board of directors, as well as the other principal members of our management. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

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

        We have lost money since inception, and our accumulated deficit was approximately $273.6 million at September 30, 2002. We expect to incur substantial additional net losses for at least the next two years. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, since we do not expect to seek FDA approval for the use of Actimmune for the treatment of idiopathic pulmonary fibrosis for at least three more years, Actimmune revenues may not continue to increase. After consideration of the direct costs of marketing Actimmune and royalties we must pay to Genentech on sales of Actimmune, we do not currently generate significant operating profits on those sales. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

        At September 30, 2002, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 32% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2002	2003	2004	2005	2006	2007	Total	Fair value at September 30, 2002
	(in millions)
Assets:
Available-for-sale securities	$232.8	$75.7	$22.0	—	—	—	$330.5	$334.8
Average interest rate	2.0%	2.4%	4.3%	—	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	—	$149.5	—	$149.5	$166.9
Average interest rate	—	—	—	—	5.75%	—	—	—

        We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

ITEM 4.    CONTROLS AND PROCEDURES

  (a)
  InterMune's chief executive officer and chief financial officer have concluded that InterMune's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

  (b)
  InterMune's chief executive officer and chief financial officer have concluded that there have been no significant changes in InterMune's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in InterMune's internal controls. Accordingly, no corrective actions were required or undertaken with respect to significant deficiencies or material weaknesses in our internal controls.

        Limitations on the Effectiveness of Controls.    InterMune's management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterMune have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

        As required by Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all of the non-audit services performed by Ernst & Young LLP, our independent auditors, during the period covered by this Quarterly Report. These services relate to tax compliance assistance, tax consultations, statutory audits, employee benefit plan compliance, stock option plan compliance, and other technical, financial reporting and compliance services.

        On September 19, 2002, we announced the hiring of Sharon Surrey-Barbari as our Chief Financial Officer and Senior Vice President of Finance and Administration.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

        The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3	Bylaws of Registrant.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000.(1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(3)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(4)
4.5	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
10.55	Employee Offer Letter, dated August 29, 2002, between Registrant and Sharon Surrey-Barbari.(5)
10.56	Amendment to Proprietary Information and Inventions Agreement, dated September 3, 2002, between Registrant and Sharon Surrey-Barbari.(5)

(1)
Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (File No. 333-96029) or amendments thereto and incorporated herein by reference.

(2)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)
Filed as an exhibit to the Registrant's Current Report on Form 8-K on July 10, 2001 and incorporated herein by reference.

(4)
Filed as an exhibit to the Registrant's Current Report on Form 8-K on July 18, 2001 and incorporated herein by reference.

(5)
Filed herewith.

(b)
Reports on Form 8-K:

    On August 28, 2002, we filed a Current Report on Form 8-K describing the press release announcing the results of our Phase III clinical trial results of Actimmune (Interferon gamma-1b) injection for the treatment of idiopathic pulmonary fibrosis.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMUNE, INC.
Date: November 14, 2002
	By:	/s/ SHARON SURREY-BARBARI Sharon Surrey-Barbari Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, W. Scott Harkonen, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of InterMune, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
Signed:	/s/ W. SCOTT HARKONEN W. SCOTT HARKONEN Chief Executive Officer and President (Duly Authorized Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Sharon Surrey-Barbari, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of InterMune, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
Signed:	/s/ SHARON SURREY-BARBARI SHARON SURREY-BARBARI Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

        The undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in her capacity as an officer of InterMune, Inc. ("InterMune"), that to her knowledge: the Quarterly Report of InterMune on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of InterMune.

Date: November 14, 2002

Signed:	/s/ W. SCOTT HARKONEN W. SCOTT HARKONEN Chief Executive Officer and President (Duly Authorized Officer)

CERTIFICATION

        The undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in her capacity as an officer of InterMune, Inc. ("InterMune"), that to her knowledge: the Quarterly Report of InterMune on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of InterMune.

Date: November 14, 2002

Signed:	/s/ SHARON SURREY-BARBARI SHARON SURREY-BARBARI Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

INTERMUNE, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTERMUNE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
INTERMUNE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amount)
INTERMUNE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERMUNE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION
CERTIFICATION