Form 10-Q
period 2003-03-31
INTERMUNE INC
filed 2003-05-14
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-29801

InterMune, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3296648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3280 Bayshore Blvd. Brisbane, California 94005
(Address of principal executive offices, including zip code)

(415) 466-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2003, there were 31,761,594 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$67,236	$101,683
Available-for-sale securities	209,957	214,728
Accounts receivable, net	11,370	12,135
Inventories	9,466	6,604
Prepaid expenses	4,792	2,269
Total current assets	302,821	337,419
Property and equipment, net	10,922	10,833
Acquired product rights, net	29,396	30,336
Restricted cash	1,675	1,675
Notes receivable from employees	918	906
Other assets	3,445	3,712
Total assets	$349,177	$384,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,693	$16,843
Accrued compensation	4,500	5,353
Other current liabilities	14,799	29,590
Total current liabilities	34,992	51,786
Deferred rent	992	877
Convertible subordinated notes	149,500	149,500

Commitments:
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized; 31,707,805 and 31,695,672 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	32	32
Additional paid-in capital	481,425	481,881
Notes receivable from stockholder	(33)	(38)
Deferred stock compensation	(614)	(947)
Accumulated other comprehensive income	984	957
Accumulated deficit	(318,101)	(299,167)
Total stockholders’ equity	163,693	182,718
Total liabilities and stockholders’ equity	$349,177	$384,881

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Product sales
Actimmune	$37,925	$17,714
Others	2,481	1,038
Total product sales, net	40,406	18,752

Costs and expenses:
Cost of goods sold	9,787	5,403
Amortization of acquired product rights	940	815
Research and development	31,895	23,565
Selling, general and administrative	13,666	14,591
Acquired research and development and milestone payments	1,750	18,750
Total costs and expenses	58,038	63,124
Loss from operations	(17,632)	(44,372)
Other income (expense):
Interest income	1,140	1,688
Interest expense	(2,442)	(2,444)
Net loss	$(18,934)	$(45,128)
Basic and diluted net loss per common share	$(0.60)	$(1.58)
Weighted average shares used in computing basic and diluted net loss per common share	31,535	28,574

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows used for operating activities:
Net loss	$(18,934)	$(45,128)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation, net of reversals	(217)	601
Non-cash stock compensation	17	243
Acquired research and development and milestone payments	1,750	18,750
Amortization and depreciation	1,819	1,434
Deferred rent	115	143
Changes in operating assets and liabilities:
Accounts receivable	765	(4,478)
Inventories	(2,862)	743
Other assets	(2,524)	900
Accounts payable and accrued compensation	(2,003)	3,765
Other accrued liabilities	2,209	3,982
Net cash used for operating activities	(19,865)	(19,045)
Cash flows from investing activities:
Purchase of property and equipment	(712)	(2,848)
Purchase of acquired product rights, including research and development and milestone payments	(18,750)	(2,000)
Purchases of available-for-sale securities	(121,417)	(83,402)
Sales of available-for-sale securities	93,234	26,500
Maturities of available-for-sale securities	32,981	21,092
Net cash used by investing activities	(14,664)	(40,658)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	77	105,541
Repayment of notes receivable from stockholder	5	5
Net cash provided by financing activities	82	105,546
Net increase (decrease) in cash and cash equivalents	(34,447)	45,843
Cash and cash equivalents at beginning of period	101,683	122,915
Cash and cash equivalents at end of period	$67,236	$168,758

Supplemental disclosure of cash flow information:
Accrued product rights payable to Marnac	$—	$18,750

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of InterMune, Inc. (“InterMune,” “we,” “our,” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of InterMune’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim condensed consolidated financial statements should be read in conjunction with our annual report filed with the SEC on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

We evaluate our estimates on an on-going basis, including those related to revenue recognition, bad debts, inventories, accrued clinical and preclinical expenses contingencies.  We base our estimations on historical experience and on various other specific assumptions that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Cash, cash equivalents and available-for-sale securities

Cash and cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months. We classify all debt securities as available for sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, and are reported as other comprehensive income, a separate component of stockholders’ equity. We have estimated the fair value amounts by using available market information. The cost of securities sold is based on the specific identification method.

Fair value of financial instruments

Financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of convertible subordinated debt was $148.6 million at March 31, 2003, which we determined using available market information.

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

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 58%, 12% and 12% of total accounts receivable at December 31, 2002, and two customers represented 58% and 14% of total accounts receivable at March 31, 2003. No other customer represented more than 10% of accounts receivable at December 31, 2002 or March 31, 2003.

Product sales to customers representing 10% or more of total sales during the three months ended March 31, are as follows:

Customer	2003	2002

Bergen Brunswig	—	12%
Cardinal Healthcare	1%	10%
Caremark	10%	8%
Merck Medco	12%	5%
Priority Healthcare	60%	44%

Risks from third-party manufacturer concentration

We rely on a single-source manufacturer for each of our products. Actimmune® is produced solely by Boehringer Ingleheim Austria GmbH for all clinical and commercial supplies. Amphotec® is produced solely by Ben Venue Laboratories Inc., and Infergen® is produced solely by Amgen Inc. Any extended interruption in the supply of any products could result in the failure to meet clinical or commercial demand.

We purchase some commercial and clinical products from Boehringer Ingleheim in a foreign currency. This exposes us to foreign currency exchange rate risk, which we monitor as part of our overall risk management program. There are no other significant sources of foreign currency exchange risk. We do not currently hedge this risk.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and management’s assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life adjusted when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development. Accumulated amortization of these intangible assets was $6.7 million at March 31, 2003.

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. To date, no such indicators of impairment have been identified.

Revenue recognition and revenue reserves

Revenue is recognized upon shipment when title passes to a credit-worthy customer, and reserves are recorded for estimated returns, rebates, chargebacks and cash discounts. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We are able to make reasonable and reliable estimates of product returns based on historical experience. We review all sales transactions for potential chargebacks each month and believe that our reserves are adequate. Shipping and handling costs are included in cost of goods sold.

Research and development expenses

Research and development (or R&D) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations, in-licensing fees and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements which are generally cancelable at our option. Research costs typically consist of preclinical and toxicology work. Pharmaceutical development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs along with the manufacturing scale-up costs are a significant component of research and development expenses.

Management accrues costs for clinical trial activities performed by contract research organizations based upon estimates of the percentage of work completed over the life of the individual study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods. All such costs are charged to R&D expense as incurred.

Advertising costs

We expense advertising costs as incurred.

Income taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Patent costs

Costs related to patents are expensed as incurred.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities to be included in total comprehensive income (loss). Total comprehensive loss for each of the periods presented has been disclosed in the statements of stockholders’ equity.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by us are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of convertible notes, from diluted net loss per share because of their anti-dilutive effect.

2.                                      NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim and annual periods ending after December 31, 2002.  The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our 2002 fiscal year. See Note 7 below for disclosures required by SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our results of operations and financial condition.

3.                                      INVENTORIES

Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$182	$182
Finished goods	9,284	6,422
Total inventories	$9,466	$6,604

4.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Accrued clinical trial costs	$7,123	$4,342
Accrued interest	1,791	3,940
Payable to Amgen	—	2,000
Payable to Eli Lilly	—	15,000
Royalties payable	5,511	4,101
Other accrued liabilities	374	207
Total other accrued liabilities	$14,799	$29,590

5.                                      COMPREHENSIVE INCOME (LOSS)

The only component of other comprehensive income is unrealized gains on available-for-sale securities. Comprehensive loss amounted to $18.9 million and $45.5 million for the three months ended March 31, 2003 and 2002, respectively.

6.                                      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that we have only one reportable segment because our management has organized our business around its functional lines.

Net product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Actimmune	$37,925	$17,714
Other	2,481	1,038
Total net product sales	$40,406	$18,752

The following table summarizes total net product sales from external customers by geographic regions.  Revenues are attributed to countries based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2003	2002
United States	$39,731	$17,987
Other countries	675	765
Total net product sales	$40,406	$18,752

7.                                      STOCK-BASED COMPENSATION

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. In October 1995 the FASB issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines for measuring and recording of employee stock-based compensation expense, we are required to disclose the effect on net loss and net loss per share as if we had applied fair value recognition provisions of SFAS 123 to stock-based employee compensation.  The following tables provide such disclosure  (in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(18,934)	$(45,128)
Add: Stock-based employee compensation expense, included in reported net loss, net of related tax effects	(217)	601
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,174)	(8,081)

Pro forma net loss	$(25,325)	$(52,608)

Net loss per share:
Basic and diluted—as reported	$(0.60)	$(1.58)
Basic and diluted—pro forma	$(0.80)	$(1.84)

The pro forma impact of applying SFAS 123 in the first quarter of fiscal years 2003 and 2002 does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002

Expected stock price volatility	83%	88%
Risk-free interest rate	1.75%	3.88%
Expected life (in years)	5.7	3.3
Expected dividend yield	—	—

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002

Expected stock price volatility	87%	90%
Risk-free interest rate	2.6%	4.7%
Expected life (in years)	2.0	2.0
Expected dividend yield	—	—

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  This model also requires the input of highly subjective assumptions including the expected stock price volatility.  Because our outstanding stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not provide a reliable single measure of the fair value of our stock options.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as those, without limitation, in the discussions about:

• our strategy;

• governmental regulation and approval;

• sufficiency of our cash resources;

• revenues, including those from product sales and collaborations;

• product and product candidate development;

• our research and development expenses and other expenses; and

• our operational and legal risks.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements, and we caution readers not to place undue reliance on such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the heading “Risk Factors” below.

Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative products for the treatment of serious pulmonary, infectious and hepatic diseases.  We have three marketed products, growing product revenues and advanced-stage clinical programs addressing a range of diseases with attractive markets. Our three marketed products are Actimmune®, Infergen® and Amphotec®. Actimmune is approved in the United States for two rare congenital disorders: chronic granulomatous disease and severe, malignant osteopetrosis. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We have world-wide marketing rights to Amphotec for the treatment of invasive aspergillosis. We have a late-stage development pipeline that includes lead clinical programs focused on the development of interferon gamma-1b for the treatment of fibrotic diseases, cancer and infectious diseases; and oritavancin for the treatment of serious gram-positive infections. We also have clinical development programs for pirfenidone for the treatment of idiopathic pulmonary fibrosis and other fibrotic diseases and for a pegylated form of interferon alfacon-1 (PEG-Infergen) for the treatment of chronic hepatitis C infections. InterMune was incorporated in Delaware in March 2000.

We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 2003, we had an accumulated deficit of $318.1 million. Our loss from operations was $17.6 million for the three-month period ended March 31, 2003, and $44.4 million for the same period in 2002. These losses resulted from significant costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology.

Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations. We expect that our research and development expenses will increase as we continue clinical development of our products and product candidates, and other expenses will increase as we expand our operations domestically and internationally. As a result, we expect to incur losses through at least the end of 2004.

We have a limited history of operations and expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Drug development in the United States is a process that includes several steps defined by the U.S. Food and Drug Administration (or FDA). The process begins with the filing of an Investigational New Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of trials: Phase I, II and III, and we have found that it accounts for an average of seven years of a drug’s total development time. The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV trials may be made a condition to be satisfied after a drug receives approval. The results of Phase IV trials can confirm the effectiveness of a drug and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. The most significant costs associated with clinical development are the Phase III trials, as they tend to be the longest and largest studies conducted during the drug development process. The successful development of our product candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA), a Biologic License Application (or BLA) or an NDA or BLA supplement, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

Status of Product Development Programs

We are pursuing the following product development programs:

Product Development Programs	Clinical Status at March 31, 2003

INTERFERON GAMMA-1b
Idiopathic pulmonary fibrosis	Phase III
Ovarian cancer	Phase III
Invasive aspergillosis	Phase II*
Liver fibrosis	Phase II
Non-Hodgkin’s Lymphoma	Phase IV

NEXT-GENERATION INTERFERON GAMMA	Preclinical studies

ORITAVANCIN
Complicated skin and skin-structure infections	Phase III
Bacteremia	Phase II*

INFERGEN
Chronic hepatitis C infections	Phase IV *

PEG-INFERGEN
Chronic hepatitis C infections	Phase I

PIRFENIDONE
Pulmonary fibrosis	Phase II*
Renal fibrosis	Phase II*
Hypertrophic cardiomyopathy	Phase II*
Hepatic cirrhosis	Phase II*
Radiation-induced fibrosis	Phase II*

*  These clinical trials were initiated under investigational new drug applications held by a party other than InterMune.

Results of Operations

Revenue

Total product revenues were $40.4 million and $18.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. Total revenues increased 115% over the comparable period in 2002, attributable to a volume increase in Actimmune sales over the comparable period. Actimmune revenues accounted for 94% of net product sales in each of the quarters ended March 31, 2003 and 2002, respectively. We project total net product sales for 2003 to be in the range of $170 million to $195 million, with Actimmune net product sales projected to be in the range of $160 million to $180 million for the year.

Cost of goods sold

Cost of goods sold were $9.8 million and $5.4 million for the three-month periods ended March 31, 2003 and 2002, respectively. Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our revenues. The gross margin percentage for our products was 76% and 71% for these periods in

2003 and 2002, respectively. The increase in gross margin for the first three months of 2003, when compared to the same period in 2002, was related to mix of products sold during the period and a lower effective royalty on Actimmune revenues.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.9 million and $0.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. The amount in the first quarter of 2003 was comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma patents. The 2002 amount was comprised of the amortization charge related to the acquisition of Amphotec and Infergen only.

Research and development expenses

Research and development expenses were $31.9 million and $23.6 million for the three-month periods ended March 31, 2003 and 2002, respectively, representing an increase of $8.3 million or 35%.

The increase in spending in the quarter in 2003, when compared to the same period in 2002, was due primarily to increased costs for clinical trial expenses for Actimmune and PEG-Interferon in new disease indications, clinical trial expenses and pre-FDA approval manufacturing qualification expenses for oritavancin. We expect that research and development expenses for the full year 2003 will be approximately $140 million to $150 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.7 million and $14.6 million for the three-month periods ended March 31, 2003 and 2002, respectively, representing a decrease of 6%.

The decrease in spending in the quarter in 2003, when compared to the same period in 2002, was attributable primarily to the consolidation and realignment of our sales and marketing team in 2003. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff, increased marketing and selling expenses for our products in their approved diseases, and the expenses associated with expansion of our operations worldwide. We expect that selling, general and administrative expenses for the full year 2003 will be approximately $80 million to $85 million.

Acquired research and development and milestone payments

We recorded charges for acquired research and development and milestone payments of $1.8 million and $18.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. The charge in 2003 related to certain milestone payments made in the period as a result of the commencement of the Phase I clinical trial for PEG-Infergen. We expensed this amount as acquired in-process research and development as PEG-Infergen is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

The charge in 2002 was related to our March 2002 license of the worldwide rights, excluding Japan, Korea and Taiwan, from Marnac, Inc., a privately held biopharmaceutical company, and its co-licensor KDL GmbH to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not currently approved by the FDA. At the time of the product acquisition from Marnac and KDL, pirfenidone was in Phase II clinical development for certain fibrotic diseases of the lung, kidney and liver. Under the terms of the agreement, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired in-process research and development cost as pirfenidone is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

Interest income

Interest income decreased to $1.1 million for the three-month period ended March 31, 2003, compared to $1.7 million for the three-month period ended March 31, 2002. The interest income for the quarter in 2003, when compared to the same period in 2002, reflected declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates.

Interest expense

Interest expense of $2.4 million for the three-month period ended March 31, 2003, was consistent with the $2.4 million for the three-month period ended March 31, 2002. The sole component of interest expense for both of the periods in 2003 and 2002 was interest expense on the $149.5 million aggregate principal amount of 5.75% convertible subordinated notes issued in July 2001. These convertible subordinated notes mature in July 2006.

Liquidity and Capital Resources

At March 31, 2003, we had available cash, cash equivalents and available-for-sale securities of $277.2 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

For the three-month period ended March 31, 2003, cash expenditures for operating activities, additions to capital equipment and product acquisitions were $39.3 million. We anticipate that these expenditures will continue to increase in future periods.

Cash used in operations for the three-month periods ended March 31, 2003 and 2002, was $19.9 million and $19.0 million, respectively. The increase in cash used in operations was principally due to increases in net operating assets. Non-cash charges for the period in 2003 included amortization of acquired product rights, depreciation and a one time in-process research and development charge totaling $1.8 million. Significant changes in operating assets and liabilities in 2003 reflect a decrease in accounts receivable due to prompt cash receipts during the period, which was offset by a decrease in accounts payable and accrued compensation as a result of the timing of certain payments for operations in the period. Also impacting cash used in operations were an increase in other accrued liabilities principally due to higher clinical trial activities and higher royalties payable as a result of increased sales volume, and higher inventory levels to support increased sales volume.

Investing activities used $14.7 million in cash during the three-month period ended March 31, 2003, due in part to purchases of short-term investments totaling $121.4 million offset by $126.2 million of short-term investment maturities and sales, purchases of property and equipment of $0.7 million, and final payments to Amgen of $2.0 million for certain interferon gamma patents, and $15.0 million to Eli Lilly for the royalty rate reduction for future sales of oritavancin.

Cash provided by financing activities of $0.1 million for the three-month period ended March 31, 2003 was primarily the result of cash received for the exercise of stock options in the period.

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments or loans with related parties, except for ongoing payments in connection with the oritavancin acquisition from Eli Lilly to Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, and an executive employee loan to Dr. Marianne Armstrong, our Senior Vice President of Global Regulatory Operations and Corporate Compliance, that was in place prior to the enactment of the Sarbanes-Oxley Act of 2002.

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

•                                          the scope and results of preclinical studies and clinical trials;

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

RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the SEC on March 31, 2003, in addition to other information and risk factors in this report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report.

We may not succeed in our development efforts or in growing product revenues.

We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune. Although we are developing Actimmune for the treatment of idiopathic pulmonary fibrosis, ovarian cancer, invasive aspergillosis, liver fibrosis and non-Hodgkin’s lymphoma, Actimmune will not be marketed for any of these diseases before 2006, if at all.  We market Infergen for the treatment of chronic hepatitis C infections, but we do not believe that Infergen will provide significant revenue to us before 2004, if ever. Although Amphotec has received regulatory approvals for commercial sales for invasive aspergillosis, we do not believe that it will provide significant revenue to us in the near future, if ever. We are developing oritavancin for the treatment of complicated skin and skin-structure infections and bacteremia, are planning a Phase III clinical trial of oritavancin for the treatment of nosocomial pneumonia, and are considering developing oritavancin for the treatment of other gram-positive bacterial infections, but oritavancin will not be marketed for any diseases before 2005, if at all. We are developing PEG-Infergen, a pegylated form of Infergen, for the treatment of chronic hepatitis C infections, but PEG-Infergen will not be marketed for the treatment of chronic hepatitis C infections before 2007, if at all. We are developing pirfenidone for the treatment of idiopathic pulmonary fibrosis and other fibrotic diseases, but pirfenidone will not be marketed for any diseases before 2008, if at all.

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

For example, we recently reported data from our Phase III clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis. The data show that Actimmune did not demonstrate statistically significant efficacy with respect to the primary or secondary endpoints of the Phase III clinical trial, although we believe that the data suggest possible survival benefits for certain patients with a mild-to-moderate form of the disease. We expect to analyze and disclose an additional four months of patient data and to disclose our additional analyses of the data from this Phase III clinical trial. If the additional data or our additional analyses show safety concerns, or do not confirm our survival observations of the initial data, we may decide to delay or stop further development of Actimmune for the treatment of idiopathic pulmonary fibrosis. The cessation of, or a significant delay in, Actimmune development activities for the treatment of idiopathic pulmonary fibrosis would have a material adverse effect on our business prospects and may cause our stock price to drop dramatically. Even if we do not delay or stop Actimmune development activities, any additional report of clinical trial results that are below the expectations of financial analysts or investors may result in a precipitous decline in our stock price.

We plan to meet with the FDA to discuss the results of this Phase III clinical trial, potential next steps to substantiate our survival observations and the possibility of conducting an additional trial of Actimmune for the treatment of patients with mild-to-moderate idiopathic pulmonary fibrosis. Generally, before granting a marketing approval of a drug for the treatment of a disease, the FDA requires that the drug demonstrate safety and statistically significant efficacy with respect to the primary and/or secondary endpoints of the clinical trial. We therefore believe that the FDA will require us to conduct an additional Phase III clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis prior to approving Actimmune for the treatment of idiopathic pulmonary fibrosis.

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

We have conducted other clinical trials that have not had positive results. We terminated our Phase III clinical trial of Actimmune for the treatment of multidrug-resistant tuberculosis after early microbiological results indicated that a standard nebulizer may not be an effective route of administration of Actimmune in patients with multidrug-resistant tuberculosis. We also terminated our Phase II clinical trial of Actimmune administered subcutaneously for the treatment of cystic fibrosis after interim results showed no treatment benefit. Our Phase II clinical trial of Actimmune administered by nebulizer for the treatment of cystic fibrosis was completed, but showed no treatment benefit. We terminated our Phase II clinical trial of Actimmune administered by nebulizer for the treatment of pulmonary mycobacterium avium complex after an interim analysis of the data showed no treatment benefit.

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all. The commencement or completion of our clinical trials may be delayed or halted for numerous reasons, including the following:

•                                          a country’s regulatory authority does not approve a clinical trial protocol;

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

•                                          third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, and other third-party organizations may not perform data collection and analysis in a timely or accurate manner;

•                                          our contract laboratories fail to follow good clinical practices;

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

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of idiopathic pulmonary fibrosis, we are aware that physicians are prescribing Actimmune for the treatment of idiopathic pulmonary fibrosis. Likewise, we are aware that physicians are prescribing Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections even though this combination has not been approved by the FDA for the treatment of chronic hepatitis C infections. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not market Actimmune for the treatment of idiopathic pulmonary fibrosis, or Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA, which would have an adverse effect on our revenues, business and financial prospects, which would harm our business.

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

Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases will prevent our receipt of the FDA’s and other regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases.

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

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to such product candidates or programs. For example, we have terminated our current research programs and licenses relating to pseudomonas aeruginosa, staphylococcus aureus and Moli1901 (duramycin) for cystic fibrosis.

We may not be able to obtain, maintain and protect certain proprietary rights necessary for the development and commercialization of our products or product candidates.

Our commercial success will depend in part on obtaining and maintaining patent protection on our products and product candidates and successfully defending these patents against third-party challenges. Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits.

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

We license certain patents relating to Actimmune, oritavancin, Infergen and pirfenidone from Genentech, Inc., Eli Lilly and Company, Amgen Inc., and Marnac, Inc. and KDL GmbH, respectively. If we breach any of our agreements with Genentech, Eli Lilly, Amgen or Marnac and KDL, any of these licensors could terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products.

We have licensed certain patents relating to Actimmune from Genentech. Certain of the U.S. patents covering DNA vectors and host cells relating to interferon gamma-1b expire in 2005 and 2006. In addition, a U.S. patent relating to the composition of interferon gamma-1b expires in 2014. Other material U.S. patents expire between 2009 and 2013. Six of Genentech’s U.S. patents and certain Amgen patent applications were involved in an interference as originally declared by the U.S. Patent and Trademark Office. In May 2002, we purchased the Amgen patent applications involved in the interference. In a decision granting a motion we filed in the interference, the U.S. Patent and Trademark Office redeclared the interference between our (formerly Amgen’s) patent applications and only one of the six Genentech patents that were involved in the original interference. As a result, the claims of the five Genentech patents no longer involved in the interference are not subject to revocation in that interference. Nevertheless, one or more claims of the sole Genentech patent and/or one or more claims of our (formerly Amgen’s) patent applications remaining in the interference may be revoked as a result of that interference. However, even if all of the claims in the interference were revoked, we would still retain patent protection for interferon gamma-1b through 2014.

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

We have licensed U.S. and Canadian patent rights relating to Infergen, a type of interferon alpha, from Amgen. Two of Amgen’s U.S. patents relating to Infergen’s active ingredient, the interferon alfacon-1 molecule, expire in 2004. However, the U.S. Patent and Trademark Office recently issued a Certificate of Extension of Patent Term, officially extending the term of one of these patents by five years, to 2009. After expiration of the extended patent term in 2009, we would rely on a U.S. patent related to the use of interferon alfacon-1 at a dose within the range of 2 million to 30 million units of interferon alfacon-1 per administration for the treatment of chronic hepatitis C infections to block others from marketing interferon alfacon-1 for the treatment of chronic hepatitis C infections at these doses. When this patent expires in 2011, we will not be able to use this patent to block others from marketing Infergen or other forms of interferon alfacon-1 for the treatment of chronic hepatitis C infections in the United States.

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

We rely on distributors and specialty pharmacies for approximately 93% of our product sales and currently one specialty pharmacy accounts for approximately 60% of our product sales.  If those parties do not perform satisfactorily, our business will be harmed.

During the three-month period ending March 31, 2003, approximately 93% of sales of our products were sold through distributors and specialty pharmacies.  As a result, our success depends on the continued customer support efforts of our network of distributors and specialty pharmacies. In addition, during this period one specialty pharmacy accounts for approximately 58% of our outstanding receivables and 60% of our total product sales.  If this or any other specialty pharmacy or distributor that sells our products were to experience financial difficulties, or otherwise become unable or unwilling to sell our products, our business would be harmed. Additionally any reduction, delay or loss of orders from our significant distributors and specialty pharmacies could harm our revenues.

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize products. For example, in most foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost-control initiatives could decrease the price that we would receive for Actimmune, Infergen, Amphotec or any other products we may develop in the future, such as oritavancin or pirfenidone, which would reduce our revenues and potential profitability.

Our failure or alleged failure to comply with anti-kickback and false claims laws could result in civil and/or criminal sanctions and harm our business.

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us, including a decline in our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

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

We have relaunched Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. However, we believe that there are significant regulatory, supply, intellectual property and competitive barriers to Infergen’s penetration of the chronic hepatitis C infections market, including the following:

Regulatory.  We believe that market acceptance of and demand for Infergen for the treatment of chronic hepatitis C infections may depend upon our ability to use Infergen in combination therapy with ribavirin or other anti-viral drugs. Before we may market Infergen in combination therapy with ribavirin or any other anti-viral drug, we will need to obtain FDA approval for such combination. To seek and obtain such approval, we will need to supplement Infergen’s current FDA approval with data that support combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic hepatitis C infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. Seeking FDA approval for Infergen combination therapy may, in certain circumstances, involve our complying with FDA patent certification and notice provisions relating to ribavirin that could result in deferral of up to 30 months or, in the case of judicial intervention, longer, of FDA approval pending the outcome of ongoing patent infringement litigation.

Supply.  Even if we are able to obtain regulatory approval for Infergen in combination therapy with ribavirin or another anti-viral drug, there may not be a source of commercial supply for ribavirin or another anti-viral drug. We are not aware of any U.S. or Canadian manufacturer of ribavirin that has regulatory approval, other than the company that sells ribavirin capsules exclusively to Schering-Plough Corp. and provides bulk ribavirin to Roche Laboratories Inc., which are our primary competitors in the chronic hepatitis C infections market. There can be no assurance that an independent source of commercial supply will become available.

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

In addition, we are aware of a U.S. patent that relates to the use of pegylated interferon alpha to treat chronic hepatitis C infections. The term of this patent expires in 2016. We believe that this patent may prevent us from marketing PEG-Infergen (a pegylated form of Infergen) for the treatment of chronic hepatitis C infections. If because of this patent we are unable to market PEG-Infergen for the treatment of chronic hepatitis C infections, the commercial prospects for PEG-Infergen are likely to be reduced. Also, we believe that our competitors and their strategic partners have substantial and extensive patent rights relating to pegylation technology in general and the use of pegylated interferon alpha for the treatment of chronic hepatitis C infections in particular. Further, several third parties have substantial and extensive patent rights in connection with the use of pegylation to modify biologically active compounds generally. Although we have licensed from Amgen rights to PEG-Infergen, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize PEG-Infergen for the treatment of chronic hepatitis C infections.

Competition.  Pegylated interferon alpha products may have an advantage over non-pegylated products because they circulate longer in the body, permitting a less frequent dosing schedule and enhancing efficacy in some patients infected with the hepatitis C virus. Because our competitors Schering-Plough and Roche have commenced marketing their respective pegylated interferon alpha products, Infergen has a significant disadvantage in the market with respect to the frequency of administration. In addition, both of these companies have obtained and will likely continue to obtain significant patent protection relating to their respective products.

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

•                                          Pricing of alternative products:  Competitive products may be discounted by competitors to limit Amphotec’s market penetration.

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

Our manufacturing strategy for our products and product candidates also presents many risks, including the following:

•                                          before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the FDA’s satisfaction that the drug used in the clinical trials is comparable to the commercial drug;

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

•                                          manufacturers of our products are subject to ongoing periodic inspection by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards;

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

We had 256 employees as of March  31, 2003 and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Scott Harkonen, our Chief Executive Officer, President and Chairman of our Board of Directors, as well as the other principal members of our management. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

Our use of hazardous materials, chemicals, viruses and radioactive compounds exposes us to potential liabilities.

Our research and development activities involve the controlled use and disposal of hazardous materials, chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines.

Insurance coverage is increasingly difficult to obtain or maintain.

While we currently have insurance for our business, directors and officers, and property and products, first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policies may impact our future ability to obtain or maintain insurance coverage at reasonable costs, if at all.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2004. However, our current plans and assumptions may change, and our capital requirements may increase in future periods. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

If we continue to incur net losses for a period longer than we anticipate, we may be unable to continue our business.

We have lost money since inception, and our accumulated deficit was approximately $318.1 million at March 31, 2003. We expect to incur substantial additional net losses for at least the next two years. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, since we do not expect to seek FDA approval for the use of Actimmune for the treatment of idiopathic pulmonary fibrosis for at least three more years, Actimmune revenues may not continue to increase. After inclusion of the direct costs of commercializing Actimmune and royalties we must pay to Genentech on sales of Actimmune, we do not currently generate significant operating profits on those sales. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

At March 31, 2003, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 56% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

•                                          authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

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

In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

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

 The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2003	2004	2005	2006	2007	2008	Total	Fair value at March 31, 2003
	(in millions)

Assets:
Cash equivalent and available-for-sale securities	$138,659	$78,890	$19,500	$3,000	—	—	$240,049	$245,723
Average interest rate	1.5%	2.1%	1.6%	1.6%	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	$149.5	—	—	$149.5	$146.1
Average interest rate	—	—	—	5.75%	—	—	—	—

We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

(b)         Our chief executive officer and chief financial officer have concluded that there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken with respect to significant deficiencies or material weaknesses in our internal controls.

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

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(a)                           As required by Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all of the non-audit services performed by Ernst & Young LLP, our independent auditors, during the period covered by this Quarterly Report. These services related to tax compliance assistance, tax consultations, statutory audits, employee benefit plan compliance, stock option plan compliance, and other technical, financial reporting and compliance services.

(b)                           Nicholas J. Simon resigned as a member of our board of directors in February 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3	Bylaws of Registrant.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(3)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (4)
4.5	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (4)
10.57*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

2)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2001.

(4)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(b)                                  Reports on Form 8-K:

On January 7, 2003, we filed a report on Form 8-K describing the press release announcing that we expect 2002 revenue will be at the upper end of our previously estimated range of $105-$110 million, announcing preliminary survival data from the follow-up period of our Phase III clinical trial of Actimmune for the treatment of idiopathic pulmonary fibrosis, and announcing that we would update investors of the same at the 21st Annual JP Morgan H&Q Healthcare Conference.  On January 30, 2003, we filed a report on Form 8-K describing the press release announcing a senior management change.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2003		InterMune, Inc.

		By:	/s/ SHARON SURREY-BARBARI
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

Signed:	/s/ SCOTT HARKONEN
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

Signed:	/s/ SHARON SURREY-BARBARI
SHARON SURREY-BARBARI Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)