Form 10-Q
period 2003-06-30
INTERMUNE INC
filed 2003-08-14
CIK 1087432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of August 6, 2003, there were 31,784,044 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

INTERMUNE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$55,080	$101,683
Available-for-sale securities	201,913	214,728
Accounts receivable, net	13,238	12,135
Inventories	14,169	6,604
Prepaid expenses	3,142	2,269
Total current assets	287,542	337,419
Property and equipment, net	10,410	10,833
Acquired product rights, net	28,456	30,336
Restricted cash	1,675	1,675
Notes receivable from employees	912	906
Other assets	3,197	3,712
Total assets	$332,192	$384,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,285	$16,843
Accrued compensation	4,054	5,353
Other current liabilities	14,686	29,590
Total current liabilities	37,025	51,786
Deferred rent	1,086	877
Convertible subordinated notes	149,500	149,500

Commitments:
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.001 par value, 51,000,000 shares authorized; 31,784,044 and 31,695,672 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	32	32
Additional paid-in capital	482,523	481,881
Notes receivable from stockholder	(27)	(38)
Deferred stock compensation	(439)	(947)
Accumulated other comprehensive income	909	957
Accumulated deficit	(338,417)	(299,167)
Total stockholders’ equity	144,581	182,718
Total liabilities and stockholders’ equity	$332,192	$384,881

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product sales
Actimmune	$33,073	$22,596	$70,998	$40,310
Others	2,666	1,062	5,147	2,100
Total product sales, net	35,739	23,658	76,145	42,410

Costs and expenses:
Cost of goods sold	7,925	4,742	17,712	10,145
Amortization of acquired product rights	940	815	1,880	1,630
Research and development	28,360	29,539	60,255	53,104
Selling, general and administrative	17,474	18,229	31,140	32,820
Acquired research and development and milestone payments	—	—	1,750	18,750
Total costs and expenses	54,699	53,325	112,737	116,449
Loss from operations	(18,960)	(29,667)	(36,592)	(74,039)
Other income (expense):
Interest income	1,052	2,059	2,192	3,747
Interest expense	(2,408)	(2,489)	(4,850)	(4,933)

Net loss	$(20,316)	$(30,097)	$(39,250)	$(75,225)
Basic and diluted net loss per common share	$(0.64)	$(0.97)	$(1.24)	$(2.52)
Weighted average shares used in computing basic and diluted net loss per common share	31,645	31,072	31,590	29,823

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows used for operating activities:
Net loss	$(39,250)	$(75,225)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation, net of reversals	(42)	1,350
Non-cash stock compensation	124	1,374
Acquired research and development and milestone payments	1,750	18,750
Amortization and depreciation	3,434	3,074
Deferred rent	209	267
Changes in operating assets and liabilities:
Accounts receivable	(1,103)	(4,140)
Inventories	(7,565)	1,300
Other assets	(876)	(839)
Accounts payable and accrued compensation	143	4,088
Other accrued liabilities	2,096	3,862
Net cash used for operating activities	(41,080)	(46,139)
Cash flows from investing activities:
Purchase of property and equipment	(619)	(4,250)
Purchase of acquired product rights, including research and development and milestone payments	(18,750)	(22,250)
Purchases of available-for-sale securities	(186,330)	(205,776)
Sales of available-for-sale securities	142,911	35,659
Maturities of available-for-sale securities	56,186	76,945
Net cash used by investing activities	(6,602)	(119,672)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,068	106,255
Repayment of notes receivable from stockholder	11	9
Net cash provided by financing activities	1,079	106,264
Net decrease in cash and cash equivalents	(46,603)	(59,547)
Cash and cash equivalents at beginning of period	101,683	122,915

Cash and cash equivalents at end of period	$55,080	$63,368

Supplemental disclosure of cash flow information:
Accrued product rights payable to Amgen	$—	$2,000

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

Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our annual report filed with the SEC on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

We evaluate our estimates on an on-going basis, including those related to revenue recognition, bad debts, inventories, accrued clinical and preclinical expenses.  We base our estimations on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Fair value of financial instruments

Financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $139.6 million at June 30, 2003, which we determined using available market information.

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

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 58%, 12% and 12%, respectively, of total accounts receivable at December 31, 2002, and two customers represented 56% and 12%, respectively, of total accounts receivable at June 30, 2003. No other customer represented more than 10% of accounts receivable at December 31, 2002 or June 30, 2003.

Product sales to customers representing 10% or more of total sales during the six-month periods ended June 30, are as follows:

Customer	2003	2002

Caremark	11%	9%
Merck Medco	12%	9%
Priority Healthcare	58%	56%

Risks from third-party manufacturer concentration

We rely on a single-source manufacturer for each of our products. Actimmune® is produced solely by Boehringer Ingelheim Austria GmbH for all clinical and commercial supplies. Amphotec® is produced solely by Ben Venue Laboratories Inc., and Infergen® is produced solely by Amgen Inc. Any extended interruption in the supply of any products could result in the failure to meet clinical or commercial demand.

We purchase some commercial and clinical products from Boehringer Ingelheim in a foreign currency. This exposes us to foreign currency exchange rate risk, which we monitor as part of our overall risk management program. There are no other significant sources of foreign currency exchange risk. We do not currently hedge this risk.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and management’s assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset value or useful life adjusted when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development. Accumulated amortization of these intangible assets was $7.6 million at June 30, 2003.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Revenue recognition and revenue reserves

Revenue is recognized upon shipment when title passes to a credit-worthy customer, and reserves are recorded for estimated returns, rebates, chargebacks and cash discounts. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We are able to make reasonable and reliable estimates of product returns based on historical experience. We review all sales transactions for potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. Shipping and handling costs are included in cost of goods sold.

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

Management accrues costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods. All such costs are charged to R&D expense as incurred.

Advertising costs

We expense advertising costs as incurred.

Income taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Patent costs

Costs related to patents are expensed as incurred.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities to be included in total comprehensive income (loss). Total comprehensive loss for each of the periods presented are disclosed in Note 5 below.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by us are deducted from the outstanding shares in arriving at the weighted average shares outstanding. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We excluded potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

2.                                      NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were first effective for our 2002 fiscal year. See Note 7 below for disclosures required by SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or in some circumstances, as an asset) if, at inception, the monetary value of the obligation is based solely or predominantly: (a) on a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

3.                                      INVENTORIES

Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$757	$182
Finished goods	13,412	6,422
Total inventories	$14,169	$6,604

4.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Accrued clinical trial costs	$6,629	$4,342
Accrued interest	3,940	3,940
Payable to Amgen	—	2,000
Payable to Eli Lilly	—	15,000
Royalties payable	3,750	4,101
Other accrued liabilities	367	207
Total other accrued liabilities	$14,686	$29,590

5.                                      COMPREHENSIVE INCOME (LOSS)

The only component of Other Comprehensive Income is unrealized gains on available-for-sale securities. Comprehensive loss amounted to $19.8 million and $29.1 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive loss was $38.7 million and $74.6 million for the six months ended June 30, 2003 and 2002, respectively.

6.                                      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that we have only one reportable segment because our management has organized our business around its functional lines.

Net product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Actimmune	$33,073	$22,596	$70,998	$40,310
Other	2,666	1,062	5,147	2,100
Total net product sales	$35,739	$23,658	$76,145	$42,410

The following table summarizes total net product sales from external customers by geographic regions.  Revenues are attributed to countries based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	$35,229	$23,137	$74,960	$41,124
Other countries	510	521	1,185	1,286
Total net product sales	$35,739	$23,658	$76,145	$42,410

7.                                      STOCK-BASED COMPENSATION

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. In October 1995 the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines for the measuring and recording of employee stock-based compensation expense, we are required to disclose the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-

based employee compensation.  The following tables provide such disclosure  (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(20,316)	$(30,097)	$(39,250)	$(75,225)
Add: Stock-based employee compensation expense, included in reported net loss, net of related tax effects	175	749	(42)	1,350
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,182)	(9,088)	(12,356)	(17,169)

Pro forma net loss	$(26,323)	$(38,436)	$(51,648)	$(91,044)

Net loss per share:
Basic and diluted—as reported	$(0.64)	$(0.97)	$(1.24)	$(2.52)
Basic and diluted—pro forma	$(0.83)	$(1.24)	$(1.63)	$(3.05)

The pro forma impact of applying SFAS No. 123 for the three and six months ended June 30, 2003 and 2002, respectively, does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected stock price volatility	85%	86%	85%	86%
Risk-free interest rate	1.2%	3.3%	1.5%	3.3%
Expected life (in years)	2.3	3.3	4.8	3.3
Expected dividend yield	—	—	—	—

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected stock price volatility	87%	86%	87%	86%
Risk-free interest rate	2.4%	4.2%	2.4%	4.2%
Expected life (in years)	2.0	2.0	2.0	2.0
Expected dividend yield	—	—	—	—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as those, without limitation, in the discussions about:

•  our strategy;

•  governmental regulation and approval;

•  sufficiency of our cash resources;

•  future revenues, including those from product sales and collaborations, and future expenses;

•  product and product candidate development;

•  pending securities and shareholder derivative class action litigation;

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

Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative products for the treatment of serious pulmonary, infectious and hepatic diseases.  We have three marketed products and advanced-stage clinical programs addressing a range of diseases with attractive markets. Our three marketed products are Actimmune®, Infergen® and Amphotec®. Actimmune is approved in the United States for two rare congenital disorders: chronic granulomatous disease and severe, malignant osteopetrosis. We have marketing rights to Infergen in the United States and Canada for the treatment of chronic hepatitis C infections. We have world-wide marketing rights to Amphotec for the treatment of invasive aspergillosis. We have a late-stage development pipeline that includes clinical programs focused on the development of interferon gamma-1b for the treatment of fibrotic diseases and cancer, and oritavancin for the treatment of serious gram-positive infections. We also have clinical development programs for pirfenidone for the treatment of idiopathic pulmonary fibrosis and a pegylated form of interferon alfacon-1 (PEG-Alfacon-1) for the treatment of chronic hepatitis C infections.

We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 2003, we had an accumulated deficit of $338.4 million. We expect to incur losses through at least the end of 2004 or beyond. Our loss from operations was $36.6 million for the six-month period ended June 30, 2003, and $74.0 million for the same period in 2002. These losses resulted from significant costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology.  Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations.

We have a limited history of operations and expect that our quarterly and annual results of operations may fluctuate for the foreseeable future due to a number of factors, including, but not limited to, market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Drug development in the United States is a process that includes several steps defined by the U.S. Food and Drug Administration (or FDA). The process begins with the filing of an Investigational New Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of trials: Phase I, II and III, and we believe that it accounts for an average of seven years of a drug’s total development time. The FDA may require, or companies may pursue, additional clinical trials (Phase IV trials) after a product is approved. The results of Phase IV trials can confirm the effectiveness of a drug and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. The most significant costs associated with clinical development are the Phase III trials, as they tend to be the longest and largest studies conducted during the drug development process.

The successful development of our product candidates is highly uncertain. Product completion dates and completion costs can vary significantly for each product and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA), a Biologic License Application (or BLA) or an NDA or BLA supplement, the FDA may grant marketing approval (i.e., a license), request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

Clinical Status of Core Product Development Programs

We are pursuing the following core product development programs:

Core Product Development Programs	Clinical Status at June 30, 2003

INTERFERON GAMMA-1b
Idiopathic pulmonary fibrosis	Phase III
Ovarian cancer	Phase III
Liver fibrosis	Phase II
Non-Hodgkin’s lymphoma	Phase II

NEXT-GENERATION INTERFERON GAMMA	Preclinical studies

ORITAVANCIN
Complicated skin and skin-structure infections	Phase III
Bacteremia	Phase II

INFERGEN
Chronic hepatitis C infections	Phase IV

PEG-ALFACON-1
Chronic hepatitis C infections	Phase I

PIRFENIDONE
Idiopathic pulmonary fibrosis	Phase II

We also continue to support a number of investigator-sponsored clinical studies, including interferon gamma-1b for invasive aspergillosis and pirfenidone for renal fibrosis, hypertrophic cardiomyopathy, hepatic cirrhosis and radiation-induced fibrosis.

Results of Operations

Revenue

Total product revenues were $35.7 million and $23.7 million for the three-month periods ended June 30, 2003 and 2002, respectively, representing an increase of 51%. This increase was primarily attributable to an increase in Actimmune sales. Actimmune revenues accounted for 93% and 96% of net product sales for the quarters ended June 30, 2003 and 2002, respectively.

Total product revenues were $76.1 million and $42.4 million for the six-month periods ended June 30, 2003 and 2002, respectively, representing an increase of 80%. This increase was primarily attributable to an increase in Actimmune sales. Actimmune revenues accounted for 93% and 95% of net product sales for the six-month periods ended June 30, 2003 and 2002, respectively. We project total net product sales for 2003 to be in the range of $145 million to $165 million, with Actimmune net product sales projected to be in the range of $135 million to $150 million for the year.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our revenues. Cost of goods sold were $7.9 million and $4.7 million for the three-month periods ended June 30, 2003 and 2002, respectively. The gross margin percentage for our products was 78% and 80% for these periods in 2003 and 2002, respectively. The decrease in gross margin for the first three months of 2003, when compared to the same period in 2002, was related to the mix of products sold during the period.

Cost of goods sold were $17.7 million and $10.1 million for the six-month periods ended June 30, 2003 and 2002, respectively.  The gross margin percentage for our products was 77% and 76% for these periods in 2003 and 2002, respectively. The increase in gross margin for the six-month period ending June 30, 2003, when compared to the same period in 2002, was related to the mix of products sold during the period.  We expect gross margin for 2003 to be in the range of 75% to 77%.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.9 million and $0.8 million for the three-month periods ended June 30, 2003 and 2002, respectively. The amount in the first quarter of 2003 was comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. The 2002 amount was comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. This increase was due to the interferon gamma-1b patents only being amortized for a portion of the 2002 period.

We recorded amortization of acquired product rights of $1.9 million and $1.6 million for the six-month periods ended June 30, 2003 and 2002, respectively.  The amount for the first six months of 2003 was comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents.  The 2002 amount was comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. This increase was due to the interferon gamma-1b patents only being amortized for a portion of the 2002 period.

Research and development expenses

Research and development expenses were $28.4 million and $29.5 million for the three-month periods ended June 30, 2003 and 2002, respectively, representing a decrease of $1.1 million or 4%.  This decrease was primarily due to the completion of clinical trials for oritavancin and interferon gamma-1b.

Research and development expenses were $60.3 million and $53.1 million for the six-month periods ended June 30, 2003 and 2002, respectively, representing an increase of $7.2 million or 14%.  This increase was primarily due to development expenses associated with oritavancin and PEG-Alfacon-1, along with expenses associated with our applied research efforts. We expect that research and development expenses for the full year 2003 will be approximately $125 million to $135 million.  See Note 1 of the accompanying condensed consolidated financial statements for a description of the components of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.5 million and $18.2 million for the three-month periods ended June 30, 2003 and 2002, respectively, representing a decrease of $0.7 million or 4%.  This decrease was due primarily to lower non-cash compensation charges offset in part by increased spending for litigation-related expenses.   We expect increased litigation expenses arising from securities class action litigation and shareholder derivative suits.

Selling, general and administrative expenses were $31.1 million and $32.8 million for the six-month periods ended June 30, 2003 and 2002, respectively, representing a decrease of $1.7 million or 5%. This decrease was due primarily to lower non-cash compensation charges and expenses associated with marketing and related activities, offset in part by increased spending for litigation related expenses.  We expect that selling, general and administrative expenses for the full year 2003 will be approximately $78 million to $82 million.

Interest income

Interest income decreased to $1.1 million for the three-month period ended June 30, 2003, compared to $2.1 million for the three-month period ended June 30, 2002. Interest income decreased to $2.2 million for the six-month period ended June 30, 2003, compared to $3.7 million for the six-month period ended June 30, 2002. The decreases in interest income in the three-month and six-month periods ended June 30, 2003 reflected declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates and a lower average portfolio balance for those periods.

Interest expense

Interest expenses of $2.4 million for the three-month period and $4.9 million for the six-month period ended June 30, 2003 were consistent with the $2.5 million interest expense for the three-month period and $4.9 million for the six-month period ended June 30, 2002. Interest expenses for both periods were primarily interest expense on the $149.5 million aggregate principal amount of our 5.75% convertible subordinated notes issued in July 2001. These convertible subordinated notes mature in July 2006.

Acquired research and development and milestone payments

We recorded charges of $1.8 million for acquired research and development and milestone payments for the six-month period ended June 30, 2003, and charges of $18.8 million for acquired research and development and milestone payments for the six-month period ended June 30, 2002.  The charges in 2003 related to milestone payments made as a result of the commencement of a Phase I clinical trial for PEG-Alfacon-1. We expensed this amount as acquired research and development and milestone payments as PEG-Alfacon-1 is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

The charges in 2002 related to our March 2002 license of the worldwide rights (excluding Japan, Korea and Taiwan) from Marnac, Inc., a privately held biopharmaceutical company, and its co-licensor KDL GmbH to develop and commercialize pirfenidone for all fibrotic diseases, including renal, heart, liver and pulmonary fibrosis. Pirfenidone is not currently approved by the FDA. At the time of the product acquisition from Marnac and KDL, pirfenidone was in Phase II clinical development for certain fibrotic diseases of the lung, heart, kidney and liver. Under the terms of the agreement, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired research and development and milestone payments as pirfenidone is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

Liquidity and Capital Resources

At June 30, 2003, we had available cash, cash equivalents and available-for-sale securities of $257.0 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

For the six-month period ended June 30, 2003, cash expenditures for operating activities, additions to capital equipment and product acquisitions were $60.4 million.

Cash used in operations for the six-month periods ended June 30, 2003 and 2002 was $41.1 million and $46.1 million, respectively. The decrease of cash used in operations of $5.0 million was primarily due to the decrease in the loss from operations offset by an increase in inventory levels to support increased sales volume. Non-cash charges for the period in 2003 included amortization of acquired product rights, depreciation and an acquired research and development and milestone payments charge totaling $1.8 million. Significant changes in operating assets and liabilities in 2003 reflect an increase in accounts receivable offset by an increase in other accrued liabilities, primarily due to higher clinical trial activities and higher royalties payable as a result of increased sales volume.

Investing activities used $6.6 million in cash during the six-month period ended June 30, 2003, due in part to purchases of short-term investments totaling $186.3 million, offset by $199.1 million of short-term investment maturities and sales, purchases of property and equipment of $0.6 million, a final payment to Amgen of $2.0 million for certain interferon gamma-1b patents, and a $15.0 million payment to Eli Lilly for a royalty rate reduction for future sales of oritavancin which had been charged to expense in 2002.  Cash used in investing activities decreased by $113.1 million from the six-month period ended June 30, 2003, compared to the six-month period ended June 30, 2002, primarily due to the increase of $107.3 million in sales of available-for-sale securities during 2003.

Cash provided by financing activities of $1.1 million for the six-month period ended June 30, 2003 was primarily due to cash received for the issuance of common shares pursuant to our employee stock purchase program. Cash provided by financing activities decreased by $105.2 million for the six-month period ended June 30, 2003, compared to the six-month period ended June 30, 2002, primarily due to the $104.5 million received in net proceeds from the sale of three million shares of common stock in March 2002.

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments or loans with related parties, except for ongoing payments in connection with the oritavancin acquisition from Eli Lilly to Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, and executive loans to Dr. Marianne Armstrong, our Senior Vice President of Global Regulatory Operations and Corporate Compliance, and Dr. Lawrence Blatt, our Vice President of Biopharmacology Research, who became an executive officer in May 2003.  Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act of 2002.

We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2004. However, this forward-looking statement is based upon the risks identified in this report and our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

•                                          determinations as to the commercial potential of our product candidates in development;

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

RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which update those risk factors contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was filed with the SEC on May 14, 2003, in addition to other information and risk factors in this report.

We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by us or on our behalf are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report.

We may not succeed in our development efforts or in growing product revenues.

We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune. Although we are developing interferon gamma-1b, the active ingredient in Actimmune, for the treatment of idiopathic pulmonary fibrosis, ovarian cancer, liver fibrosis and non-Hodgkin’s lymphoma, interferon gamma-1b will not be marketed for any of these diseases before 2006, if at all.  We market Infergen for the treatment of chronic hepatitis C infections, but we do not believe that Infergen will provide significant revenue to us before 2004, if ever. Although Amphotec has received regulatory approvals for commercial sales for invasive aspergillosis, we do not believe that it will provide significant revenue to us in the near future, if ever. We are developing oritavancin for the treatment of complicated skin and skin-structure infections, are completing a Phase II clinical trial of oritavancin for the treatment of bacteremia, and are considering developing oritavancin for the treatment of other gram-positive bacterial infections, but oritavancin will not be marketed for any diseases before 2005, if at all. We are developing pirfenidone for the treatment of idiopathic pulmonary fibrosis, but pirfenidone will not be marketed for any diseases before 2008, if at all. We are developing PEG-Alfacon-1, a pegylated form of Infergen, for the treatment of chronic hepatitis C infections, but PEG-Alfacon-1 is currently only in Phase I clinical trials.

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

For example, we recently reported data from our Phase III clinical trial of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis. The data show that interferon gamma-1b did not demonstrate statistically significant efficacy with respect to the primary or secondary endpoints of the Phase III clinical trial.  Any additional report of clinical trial results that are below the expectations of financial analysts or investors may result in a precipitous decline in our stock price.

We have met with the FDA to discuss the results of this Phase III clinical trial, and the FDA has required us to conduct an additional Phase III clinical trial of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis prior to submitting an application for the approval of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis. We may not be able to reach final agreement with the FDA as to the appropriate protocol for this additional Phase III clinical trial. In addition, even if we were to conduct another Phase III clinical trial, interferon gamma-1b may not demonstrate safety or statistically significant efficacy with respect to the primary or secondary endpoints of the protocol of that clinical trial or any additional clinical trial. If such an additional Phase III clinical trial were to fail to demonstrate statistically significant efficacy, we would likely abandon the development of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis, which would harm our business and result in a precipitous decline in our stock price.

We have conducted other clinical trials that have not had positive results.  For example, we terminated our Phase II clinical trial of interferon gamma-1b administered subcutaneously for the treatment of cystic fibrosis after interim results showed no treatment benefit. We completed our Phase II clinical trial of interferon gamma-1b administered by nebulizer for the treatment of cystic fibrosis, but it showed no treatment benefit. We terminated our Phase II clinical trial of interferon gamma-1b administered by nebulizer for the treatment of pulmonary mycobacterium avium complex after an interim analysis of the data showed no treatment benefit.

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all. The commencement or completion of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

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

•                                          our contract laboratories fail to follow good laboratory practices;

•                                          the results of the clinical trial are inconclusive or negative; or

•                                          sufficient quantities of the trial drug may not be available.

Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to the use of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis will increase as a result of the statistically insignificant results in our recently completed Phase III clinical trial. If the delays are significant, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

Our failure to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained could result in regulatory enforcement action by the FDA, which would harm our business.

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis, we are aware that physicians are prescribing interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis. Likewise, we are aware that physicians are prescribing Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections even though this combination has not been approved by the FDA for the treatment of chronic hepatitis C infections. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not market interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis, or Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections. The FDA, the Office of the Inspector General (OIG) and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA, the OIG or other governmental authorities, any of which would have an adverse effect on our revenues, business and financial prospects.

Budget constraints may force us to delay our efforts to develop certain products in favor of developing others, which may prevent us from meeting our stated timetables and commercializing those products as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. Accordingly, we may choose to delay our research and development efforts for a promising product candidate to allocate those resources to another valuable program, which could cause us to fall behind our initial timetables for development. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all.

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

There are a number of reasons why there can be no assurance as to the portion of these maximum market or peak revenue opportunities we will realize, if any, including if:

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

•                                          we are unable to accurately calculate the number of patients using the product;

•                                          there are current and future competitive products that have greater acceptance in the market than our products do; or

•                                          we decide to launch a product, such as oritavancin, in fewer indications than we originally anticipated.

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

The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose ongoing requirements for post-marketing studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. Our existing approvals for diseases, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements or to meet our post-marketing commitments. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with FDA or other governmental regulations.

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

The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial has demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or other regulatory authorities.  Preclinical and clinical data can be interpreted by the FDA and other regulators in different ways, which could delay, limit or prevent regulatory approval.

If regulatory delays are significant, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be impaired.

Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs.

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses, to such product candidates or programs. For example, we have terminated our current research programs and licenses relating to Pseudomonas aeruginosa and Staphylococcus aureus.

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

We license certain patents relating to Actimmune from Genentech, Inc; relating to oritavancin from Eli Lilly and Company; relating to Infergen from Amgen Inc.; and relating to pirfenidone from Marnac, Inc. and KDL GmbH. If we breach any of our agreements with Genentech, Eli Lilly, Amgen or Marnac and KDL, any of these licensors could terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products.

We have licensed certain patents relating to interferon gamma-1b, the active ingredient in Actimmune, from Genentech. Certain of the U.S. patents covering DNA vectors and host cells relating to interferon gamma-1b expire in 2005 and 2006. In addition, a U.S. patent relating to the composition of interferon gamma-1b expires in 2014. Other material U.S. patents relating to interferon gamma-1b expire between 2009 and 2013.

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

Our competitors and their strategic partners have substantial and extensive patent rights in connection with the use of interferon alpha to treat a variety of diseases. Further, we believe that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for interferon alpha. We are uncertain of the extent to which the currently issued patents and any additional patents of our competitors that may issue will prevent us from marketing Infergen for the treatment of certain diseases. If because of these patents we are unable to market Infergen for a range of diseases, the commercial prospects for Infergen will be reduced and our prospects for profitability may be impaired. In addition, our competitors and their strategic partners have substantial and extensive patent rights in connection with the use of pegylated interferon alpha to treat a variety of diseases. Although we have licensed from Amgen rights to PEG-Alfacon-1, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize PEG-Alfacon-1.

We are aware of the settlement of a lawsuit involving Infergen filed in 1997 by Biogen, Inc. against Amgen in the U.S. District Court for the District of Massachusetts. The suit alleged that the manufacture of Infergen infringed three Biogen U.S. patents relating to vectors for expressing cloned genes, methods of making vectors and expressing cloned genes, and host cells. All claims in the lawsuit were dismissed with prejudice by order of the court in December 2001 under a confidential settlement agreement entered into between Biogen and Amgen. Although Amgen has informed us that the settlement agreement applies to Infergen, we do not know the terms of the settlement agreement or how the terms of the settlement may affect our ability to commercialize Infergen in the United States. The settlement agreement may have a material adverse effect on our ability to commercialize Infergen in the United States.

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

We rely on distributors and specialty pharmacies for approximately 92% of our total product sales and currently, one specialty pharmacy accounts for approximately 58% of our total product sales.  If those parties do not perform satisfactorily, our business will be harmed.

During the six-month period ended June 30, 2003, approximately 92% of sales of our products were sold through distributors and specialty pharmacies.  As a result, our success depends on the continued customer support efforts of our network of distributors and specialty pharmacies. In addition, during this period, one specialty pharmacy accounted for approximately 56% of our outstanding receivables and 58% of our total product sales.  If this or any other specialty pharmacy or distributor that sells our products were to experience financial difficulties, or otherwise become unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our significant distributors and specialty pharmacies could harm our revenues.

The use of distributors and specialty pharmacies involves certain risks, including risks that distributors and specialty pharmacies will:

•                                          not provide us with accurate or timely information regarding their inventories or the number of patients who are using our products;

•                                          not effectively sell or support our products;

•                                          reduce their efforts or discontinue to sell or support our products;

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

•                                          private health insurers, including managed care organizations; and

•                                          other third-party payors.

Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for our products, market acceptance of our products will be reduced, and our sales will suffer. Many third-party payors provide coverage or reimbursement only for FDA approved indications.

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

There are significant regulatory, supply, intellectual property and competitive barriers to entry that may prevent us from successfully marketing or developing Infergen or PEG-Alfacon-1 for the chronic hepatitis C infections market.

We have relaunched Infergen in the United States for the treatment of chronic hepatitis C infections. However, we believe that there are significant regulatory, supply, intellectual property and competitive barriers to Infergen’s penetration of the chronic hepatitis C infections market, including the following:

Regulatory.  We believe that market acceptance of and demand for Infergen for the treatment of chronic hepatitis C infections may depend upon our ability to market Infergen in combination therapy with ribavirin or other anti-viral drugs. Before we may market Infergen for use in combination therapy with ribavirin or any other anti-viral drug, we will need to obtain FDA approval for such combination. To seek and obtain such approval, we will need to supplement Infergen’s current FDA license with data that support combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic hepatitis C infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. Seeking FDA approval for Infergen combination therapy may, in certain circumstances, involve our complying with FDA patent certification and notice provisions relating to ribavirin that could result in deferral of up to 30 months or, in the case of judicial intervention, longer, of FDA approval pending the outcome of ongoing patent infringement litigation.

Supply.  Even if we are able to obtain regulatory approval for the use of Infergen in combination therapy with ribavirin or another anti-viral drug, there may not be a source of commercial supply for ribavirin or another anti-viral drug. We are not aware of any U.S. or Canadian manufacturer of ribavirin that has regulatory approval, other than the company that sells ribavirin capsules exclusively to Schering-Plough Corporation and provides bulk ribavirin to Roche Laboratories Inc., which are our primary competitors in the chronic hepatitis C infections market. There can be no assurance that an independent source of commercial supply will become available.

Intellectual Property.  Our competitors and their strategic partners have substantial and extensive patent rights in connection with combination therapy of interferon alpha and ribavirin for the treatment of chronic hepatitis C infections. For example, we are aware of three U.S. patents that relate to the use of interferon alpha and ribavirin to treat chronic hepatitis C infections. These patents expire in 2015, 2016 and 2017, respectively.  We believe that these patents may prevent us from marketing Infergen in combination therapy with ribavirin for certain patients. If, because of these patents, we are unable to market Infergen with ribavirin or with another anti-viral drug, the commercial prospects for Infergen are likely to be reduced and our prospects for profitability may be impaired. Further, we believe that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for combination therapy of interferon alpha and other anti-viral drugs for the treatment of chronic hepatitis C infections. If those patent applications were to issue, we may be unable to market Infergen with ribavirin or with another anti-viral drug, reducing the commercial prospects for Infergen and our prospects for profitability.

In addition, we are aware of a U.S. patent that relates to the use of pegylated interferon alpha to treat chronic hepatitis C infections. The term of this patent expires in 2016. We believe that this patent may prevent us from marketing PEG-Alfacon-1 (a pegylated form of interferon alfacon-1, the active ingredient in Infergen) for the treatment of chronic hepatitis C infections. If because of this patent we are unable to market PEG-Alfacon-1 for the treatment of chronic hepatitis C infections, the commercial prospects for PEG-Alfacon-1 are likely to be reduced. Also, we believe that our competitors and their strategic partners have substantial and extensive patent rights relating to pegylation technology in general and the use of pegylated interferon alpha for the treatment of chronic hepatitis C infections in particular. Further, several third parties have substantial and extensive patent rights in connection with the use of pegylation to modify biologically active compounds generally. Although we have licensed from Amgen rights to PEG-Alfacon-1, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize PEG-Alfacon-1 for the treatment of chronic hepatitis C infections.

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

Further, specific targeted agents directed against the hepatitis C virus (HCV) may be effective in reducing the amount of virus in infected chronic hepatitis C patients. If the use of these specific targeted anti-HCV agents proves to be effective in the treatment of chronic hepatitis C, then the use of interferon-based therapies may diminish, which would harm our business and could impact the recoverability of the Infergen-related intangible asset.  We are currently conducting a detailed assessment of the current and future market potential of Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies.  This assessment may result in a reduction of the carrying value of the Infergen and PEG-Alfacon-1-related intangible asset.  This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

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

•                                          Availability of Competing Products:  There are a number of currently available competing products for Amphotec, such as a conventional amphotericin B (made by BMS and numerous generic competitors), capsofungin (marketed as Cancidas® in the U.S. and as Caspofungin elsewhere), voriconazole (marketed as Vfend®) and other lipid-based amphotericin B products (such as Abelcet® and Ambisome®).  In addition, there are a number of anticipated competing products, such as Fujisawa’s micafungin, which has been approved in Japan and has been submitted for approval in the U.S. and Canada, and Versicor’s anidulafungin, which is in late-stage clinical trials.  Schering-Plough is also developing Noxafil (posaconazole), which is currently in Phase III clinical trials.

•                                          Pricing of alternative products:  Competitive products may be discounted by competitors to limit Amphotec’s market penetration.

•                                          Prevalence and severity of adverse side effects associated with Amphotec:  The most frequent infusion-related events after initial dosages are chills and fever.

In addition, the recoverability of the carrying value of the Amphotec-related intangible asset is based on its ability to generate a profit from sales.  Sales levels have been lower than expected since we acquired the worldwide rights to Amphotec.  We are currently conducting a detailed assessment of the current and future market potential of Amphotec, including but not limited to, the impact of competing products on Amphotec’s future market potential.  This Amphotec assessment may result in a reduction of the carrying value of the Amphotec-related intangible asset.  This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

The manufacturing of our products and product candidates presents technological, logistical and regulatory risks, each of which may adversely affect our potential revenues.

The manufacturing of pharmaceuticals, and in particular, biologicals, is technologically and logistically complex and heavily regulated by the FDA and other governmental authorities.  The manufacturing of our products and product candidates presents many risks, including the following:

•                                          before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the FDA’s satisfaction that the drug manufactured for the clinical trials is comparable to the drug manufactured for commercial use;

•                                          it may not be technically feasible to scale-up an existing manufacturing process to meet demand; and

•                                          delays in increasing manufacturing capacity to meet our needs for multiple clinical trials could delay clinical trials, regulatory submissions and commercialization of our product candidates.

Our manufacturing strategy, which relies on third party manufacturers, exposes us to additional risks through which we may lose potential revenues.

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

Our manufacturing strategy for our products and product candidates presents many risks, including the following:

•                                          because market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs;

•                                          manufacturers of our products are subject to ongoing periodic inspection by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards;

•                                          when we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers’ facilities and processes prior to our use or sale of products they manufacture for us. This requires new testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.  For example, we are transferring the manufacturing of oritavancin from Eli Lilly and Company to a third-party manufacturer, and our third-party manufacturer's finished product has not yet demonstrated a comparable safety profile to that demonstrated by Lilly's oritavancin product.  If the finished oritavancin product of our third-party manufacturer does not have a comparable safety profile to that demonstrated by Lilly's oritavancin product, our ability to commercialize or partner oritavancin would be slowed or halted, which would significantly harm our business;

•                                          our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand;

•                                          we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products; and

•                                          if third party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates.   In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers, if at all.

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

During 2002, we transitioned from Genentech to Boehringer Ingelheim Austria GmbH (BI Austria) for the manufacture of Actimmune. Under our supply agreement, BI Austria is required to supply commercially marketed

Actimmune to us, subject to certain limits. If we do not receive sufficient quantities of Actimmune from BI Austria, we may experience a shortage of commercial supply, which would have a material and adverse effect on our revenues, business and financial prospects. Even if we believe that BI Austria will be unable to meet our requirements for the manufacture of Actimmune, our agreement with BI Austria precludes us from seeking a secondary source until BI Austria has indicated to us its inability or unwillingness to meet our requirements.

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

We had 267 employees as of June 30, 2003, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including William R. Ringo, our interim Chief Executive Officer and President, and Chairman of our Board of Directors, as well as the other principal members of our management.  Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. We are currently searching for a permanent Chief Executive Officer, but do not know how long such search may continue. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

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

We have lost money since inception, and our accumulated deficit was approximately $338.4 million at June 30, 2003. We expect to incur substantial additional net losses for at least the next two years. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, since we do not expect to seek FDA approval for the use of Actimmune for the treatment of idiopathic pulmonary fibrosis for at least three more years, Actimmune revenues may not continue to increase. After inclusion of the direct costs of commercializing Actimmune and royalties we must pay to Genentech on sales of Actimmune, we do not currently generate significant operating profits on those sales. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We face certain litigation risks that could harm our business.

We have had numerous lawsuits filed against us asserting various claims, including several securities class actions and a shareholder derivative lawsuit. The results of complex legal proceedings, such as these, are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.

At June 30, 2003, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 29% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders.

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

In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. Periods of volatility in the market price of a company’s securities frequently results in securities class action and shareholder derivative litigation against that company. This type of litigation can result in substantial costs and a diversion of management’s attention and resources, as discussed in more detail above.

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

 The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2003	2004	2005	2006	2007	2008	Total	Fair value at June 30, 2003
	(in millions)

Assets:
Cash equivalent and available-for-sale securities	$141.1	$77.0	$20.5	$1.0	—	—	$239.6	$243.6
Average interest rate	1.5%	1.9%	1.5%	2.6%	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	$149.5	—	—	$149.5	$139.6
Average interest rate	—	—	—	5.75%	—	—	—	—

We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of June 30, 2003, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.    Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterMune have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 25, 2003, a purported securities class action was filed in the United States District Court for the Northern District of California.  The complaint named us and our former Chief Executive Officer as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 6, 2003 through June 11, 2003.  Additional class action complaints have since been filed in the same court, each making identical or similar allegations against us, our former Chief Executive Officer and our current Chief Financial Officer.  We believe that we have meritorious defenses to the allegations contained in the securities class action complaints and intend to defend ourselves vigorously.  We expect that these complaints will eventually be consolidated into a single action.  No trial date has been scheduled.

On July 30, 2003, a stockholder purporting to act on our behalf filed a derivative action in the California Superior Court for the County of San Mateo against our directors, our former Chief Executive Officer and our current Chief Financial Officer.  We were also named as a nominal defendant solely in a derivative capacity.  The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action seeks unspecified damages, injunctive relief and restitution.  No trial date has been scheduled.

We believe that the factual allegations and circumstances underlying the purported securities class actions and the derivative action are without merit.  The litigation may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003, our 2003 annual meeting of stockholders was held at our corporate offices in Brisbane, California. During this meeting, our stockholders voted on the following five proposals:

(1) Proposal to elect three Class III directors to hold office until the 2006 annual meeting of stockholders and until their successors are elected and have qualified, or until their earlier death, resignation or removal:

Nominee	For	Withheld
William A. Halter	27,708,626	430,872
Thomas R. Hodgson	27,945,765	193,733
Jonathan S. Leff	27,708,126	431,372

Our Class I director, Wayne T. Hockmeyer, Ph.D., will continue to serve on our Board of Directors until our 2004 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  Our Class II directors, W. Scott Harkonen, M.D., James I. Healy M.D., Ph.D., and William R. Ringo, Jr., will each continue to serve on our Board of Directors until our 2005 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(2) Proposal to amend our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 45,000,000 shares to 51,000,000 shares:

For	Against	Abstain	Broker Non-Votes
27,377,096	761,630	772	0

(3) Proposal to amend our 2000 Equity Incentive Plan by increasing by 1,300,000 shares the aggregate number of shares of common stock authorized for issuance thereunder:

For	Against	Abstain	Broker Non-Votes
6,841,958	12,516,126	42,189	8,739,225

(4) Proposal to approve certain amendments to our 2000 Non-Employee Directors’ Stock Option Plan:

For	Against	Abstain	Broker Non-Votes
9,937,573	9,416,912	45,788	8,739,225

(5) Proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain	Broker Non-Votes
27,651,215	486,711	1,572	0

ITEM 5. OTHER INFORMATION

As required by Section 10A(i) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all of the non-audit services performed by Ernst & Young LLP, our independent auditors, during the period covered by this Quarterly Report. These services related to tax compliance assistance, tax consultations, employee benefit plan compliance, stock option plan compliance, and other technical, financial reporting and compliance services.

In May  2003, Frederick J. Schreiber was hired as Senior Vice President of Human Resources and appointed as an executive officer.

In May 2003, Lawrence M. Blatt, Ph.D., Vice President of Biopharmacology Research, was appointed as an executive officer.

In June 2003, Scott Harkonen, M.D. resigned as our Chief Executive Officer and President, and William R. Ringo was appointed to serve as Executive Chairman of the Board of Directors and interim Chief Executive Officer and interim President.

In July 2003, Roger L. Hawley was hired as Executive Vice President of Commercial Operations and appointed as an executive officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3	Bylaws of Registrant.(1)
3.4	Certificate of Amendment of Certificate of Incorporation of Registrant.
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(3)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (4)
4.5	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (4)
10.46	2000 Non-Employee Directors’ Stock Option Plan, amended as of May 29, 2003.
10.58	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.
10.59	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.
10.60	Promissory Note, dated May 22, 2002, between Registrant and Lawrence M. Blatt, Ph.D.
10.61	Employment Offer Letter, dated April 30, 2003, between Registrant and Frederick J. Schreiber
10.62	Employment Offer Letter, dated July 2, 2003, between Registrant and Roger L. Hawley
10.63	Resignation Letter, dated July 14, 2003, between Registrant and W. Scott Harkonen
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(2)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2001.

(4)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

*                 This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)                                  Reports on Form 8-K:

On May 1, 2003, we filed a current report on Form 8-K describing and furnishing the press release announcing our earnings for the quarter ended March 31, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

On June 11, 2003, we filed a current report on Form 8-K describing and filing the press release announcing our updated full-year 2003 revenue guidance and the press release announcing positive top-line results of a confirmatory pivotal Phase III clinical trial of our intravenous investigational antibiotic, oritavancin, for the treatment of complicated skin/skin-structure infections caused by gram-positive bacteria.

On June 30, 2003, we filed a current report on Form 8-K announcing a purported securities class action complaint filed in the United States District Court for the Northern District of California against us and our former Chief Executive Officer.

On July 1, 2003, we filed a current report on Form 8-K describing and furnishing the press release announcing that William R. Ringo had been appointed by our Board of Directors to serve as Executive Chairman and interim Chief Executive Officer, following the resignation of Scott Harkonen, M.D. as our President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2003		InterMune, Inc.

		By:	/s/ SHARON SURREY-BARBARI
Sharon Surrey-Barbari
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)