Form 10-Q
period 2003-09-30
INTERMUNE INC
filed 2003-11-13
CIK 1087432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 4, 2003, there were 31,818,709 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

INTERMUNE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$29,091	$101,683
Available-for-sale securities	207,691	214,728
Accounts receivable, net	12,191	12,135
Inventories	10,776	6,604
Prepaid expenses	3,391	2,269
Total current assets	263,140	337,419
Property and equipment, net	9,830	10,833
Acquired product rights, net	22,754	30,336
Restricted cash	1,675	1,675
Notes receivable from employees	674	906
Other assets	2,934	3,712
Total assets	$301,007	$384,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,462	$16,843
Accrued compensation	5,666	5,353
Other current liabilities	22,707	29,590
Total current liabilities	39,835	51,786
Deferred rent	1,171	877
Convertible subordinated notes	149,500	149,500

Commitments:
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.001 par value, 51,000,000 shares authorized; 31,790,044 and 31,695,672 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	32	32
Additional paid-in capital	483,067	481,881
Notes receivable from stockholder	—	(38)
Deferred stock compensation	(317)	(947)
Accumulated other comprehensive income	634	957
Accumulated deficit	(372,915)	(299,167)
Total stockholders’ equity	110,501	182,718

Total liabilities and stockholders’ equity	$301,007	$384,881

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product sales
Actimmune	$35,048	$28,531	$106,046	$68,841
Others	3,138	1,706	8,285	3,806
Total product sales, net	38,186	30,237	114,331	72,647

Costs and expenses:
Cost of goods sold	9,427	6,095	27,139	16,240
Amortization and impairment of acquired product rights	5,701	1,024	7,581	2,654
Research and development	28,837	36,739	89,092	89,843
Selling, general and administrative	16,833	14,375	47,973	47,195
Acquired research and development and milestone payments	10,400	15,000	12,150	33,750
Total costs and expenses	71,198	73,233	183,935	189,682
Loss from operations	(33,012)	(42,996)	(69,604)	(117,035)
Other income (expense):
Interest income	921	1,942	3,113	5,689
Interest expense	(2,407)	(2,426)	(7,257)	(7,359)

Net loss	$(34,498)	$(43,480)	$(73,748)	$(118,705)
Basic and diluted net loss per common share	$(1.09)	$(1.39)	$(2.33)	$(3.92)
Weighted average shares used in computing basic and diluted net loss per common share	31,723	31,261	31,634	30,302

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows used for operating activities:
Net loss	$(73,748)	$(118,705)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation, net of reversals	(81)	1,755
Non-cash stock compensation	635	1,564
Acquired research and development and milestone payments	12,150	33,750
Amortization and depreciation	5,286	4,812
Impairment of intangible assets	4,761	—
Deferred rent	294	382
Changes in operating assets and liabilities:
Accounts receivable	(56)	(3,353)
Inventories	(4,172)	1,039
Other assets	(880)	(2,697)
Accounts payable and accrued compensation	(5,468)	8,422
Other accrued liabilities	117	2,812
Net cash used for operating activities	(61,162)	(70,219)
Cash flows from investing activities:
Purchase of property and equipment	(694)	(4,445)
Purchase of acquired product rights, including research and development and milestone payments	(18,750)	(22,250)
Purchases of available-for-sale securities	(225,072)	(199,232)
Sales of available-for-sale securities	156,062	39,436
Maturities of available-for-sale securities	75,724	102,997
Net cash used by investing activities	(12,730)	(83,494)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,262	106,943
Repayment of notes receivable from stockholder	38	14
Net cash provided by financing activities	1,300	106,957
Net decrease in cash and cash equivalents	(72,592)	(46,756)
Cash and cash equivalents at beginning of period	101,683	122,915

Cash and cash equivalents at end of period	$29,091	$76,159

Supplemental disclosure of cash flow information:
Accrued product rights payable to Amgen	$—	$2,000
Accrued milestone payment and royalty buy-down fee payable to Eli Lilly	10,000	15,000

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of InterMune and its wholly owned subsidiaries, InterMune Canada Inc. and InterMune Europe Limited. All intercompany accounts and transactions have been eliminated. To date, the operations of InterMune Canada Inc. and InterMune Europe Limited have been immaterial.

Reclassifications

Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

We evaluate our estimates and assumptions on an on-going basis, including those related to revenue recognition, bad debts, excess inventories, inventory purchase commitments, accrued clinical and preclinical expenses.  We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Fair value of other financial instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $141.1 million at September 30, 2003, which we determined using available market information.

Concentration of risks

Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We have established guidelines for investing excess cash relative to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the United States government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 58%, 12% and 12%, respectively, of total accounts receivable at December 31, 2002, and two customers represented 62% and 11%, respectively, of total accounts receivable at September 30, 2003. No other customer represented more than 10% of accounts receivable at December 31, 2002 or September 30, 2003.

Product sales to customers representing 10% or more of total sales during the nine-month periods ended September 30, 2003 and 2002, are as follows:

Customer	2003	2002

Caremark	11%	10%
Merck Medco	11%	10%
Priority Healthcare	60%	56%

Risks from third-party manufacturer concentration

We rely on a single-source manufacturer for each of our products. Actimmune® is produced solely by Boehringer Ingelheim Austria GmbH for all clinical and commercial supplies. Amphotec®, marketed as Amphocil® outside of the U.S., is produced solely by Ben Venue Laboratories Inc. (Amphotec and Amphocil are referred to collectively in this report as “Amphotec”).  Infergen® is produced solely by Amgen Inc. Any extended interruption in the supply of any of our products could cause us to fail to meet clinical or commercial demand.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are typically capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, we estimate the product’s life based upon the term of the agreement, the patent life of the product and management’s assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development. Accumulated amortization of these intangible assets was $13.3 million at September 30, 2003, which included a charge of $4.8 million for the impairment of Amphotec product rights recorded during the third quarter of fiscal year 2003.  See Note 8 below for additional disclosures concerning the $4.8 million impairment charge.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.  See Note 8 below for additional disclosures concerning the $4.8 million impairment charge.

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

Research and development expenses

Research and development (or R&D) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations, in-licensing fees and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements which are generally cancelable at our option. Research costs typically consist of applied and basic research and preclinical and toxicology work. Pharmaceutical development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

Management accrues costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to R&D expense as incurred.

Advertising costs

We expense advertising costs as incurred.

Income taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we determine a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Patent Costs

Costs related to patents are expensed as occurred.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive loss for each of the periods presented are disclosed in Note 5 below.

Net loss per share

We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted average shares outstanding. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

2.                                      NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring),” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or in some circumstances, as an asset) if, at inception, the monetary value of the obligation is based solely or predominantly on: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

3.                                      INVENTORIES

Inventories consist principally of raw material and finished good products and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$619	$182
Finished goods	10,157	6,422
Total inventories	$10,776	$6,604

During the three months ended September 30, 2003, we recorded a charge to cost of goods sold of $1.1 million for excess inventory.

4.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Accrued clinical trial costs	$6,355	$4,342
Accrued interest	1,791	3,940
Payable to Amgen	—	2,000
Payable to Eli Lilly	10,000	15,000
Royalties payable	4,030	4,101
Other accrued liabilities	531	207
Total other accrued liabilities	$22,707	$29,590

5.                                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  The only component of other comprehensive income (loss) is unrealized gains (losses) on available-for-sale securities.  The following table summarizes the components of total comprehensive income (loss) during the third quarter and the first nine months of 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(34,498)	$(43,480)	$(73,748)	$(118,705)
Change in unrealized gains (losses) on securities available-for-sale	(275)	414	(323)	1,067

Comprehensive loss	$(34,773)	$(43,066)	$(74,071)	$(117,638)

6.                                      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that we have only one reportable segment because we have organized our business around its functional lines.

Net product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Actimmune	$35,048	$28,531	$106,046	$68,841
Other	3,138	1,706	8,285	3,806
Total net product sales	$38,186	$30,237	$114,331	$72,647

The following table summarizes total net product sales from external customers by geographic regions.  Revenues are attributed to countries based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	$37,681	$29,689	$112,641	$70,813
Other countries	505	548	1,690	1,834
Total net product sales	$38,186	$30,237	$114,331	$72,647

7.                                      STOCK-BASED COMPENSATION

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation,” and in December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines for the measuring and recording of employee stock-based compensation expense, we are required to disclose the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  The following tables provide such disclosure (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(34,498)	$(43,480)	$(73,748)	$(118,705)
Add: Stock-based employee compensation expense, included in reported net loss	(39)	405	(81)	1,755
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,819)	(6,424)	(19,175)	(23,593)

Pro forma net loss	$(41,356)	$(49,499)	$(93,004)	$(140,543)

Net loss per share:
Basic and diluted—as reported	$(1.09)	$(1.39)	$(2.33)	$(3.92)
Basic and diluted—pro forma	$(1.30)	$(1.58)	$(2.94)	$(4.64)

The pro forma impact of applying SFAS No. 123 for the three and nine months ended September 30, 2003 and 2002, respectively, does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected stock price volatility	82%	88%	82%	88%
Risk-free interest rate	3.1%	3.3%	3.1%	3.4%
Expected life (in years)	5.4	3.3	5.0	3.3
Expected dividend yield	—	—	—	—

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected stock price volatility	86%	88%	86%	88%
Risk-free interest rate	2.3%	3.8%	2.3%	3.8%
Expected life (in years)	2.0	2.0	2.0	2.0
Expected dividend yield	—	—	—	—

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

8.                                      INTANGIBLE ASSET IMPAIRMENT

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires us to perform an impairment analysis on our long-lived assets to be held and used (other than goodwill) whenever events, changes in circumstances or other indicators exist that indicate the carrying amount may not be recoverable.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (a) the recognition and measurement of the impairment of long-lived assets to be held and used, and (b) the measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 excludes goodwill and certain long-lived assets that may be subject to impairment charges sooner than they would have been recorded under SFAS No. 121.  We will recognize an impairment charge if the carrying value of the affected long-lived asset cannot be recovered through discounted future operating cash flows.  During the third quarter of fiscal 2003, we recorded a charge of $4.8 million for the impairment of Amphotec product rights.  The impairment charge reduced the remaining carrying value of the intangible asset that was originally recorded in 2001 when we acquired the product.  This impairment charge was recognized as a result of sales levels being lower than we expected and our decision to seek a buyer or strategic partner for the product, as Amphotec is not aligned with our strategic focus in pulmonology and hepatology.  The remaining carrying value of the product was determined based on the present value of expected future cash flows, and we believe it is not in excess of Amphotec’s net realizable value.

9.                                      GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as, but not limited to, those in the discussions about:

•  our strategy;

•  governmental regulation and approval;

•  sufficiency of our cash resources;

•  future revenues, including those from product sales and collaborations, and future expenses;

•  product and product candidate development;

•  pending securities and shareholder derivative class action litigation;

•  our research and development expenses and other expenses; and

•  our operational and legal risks.

All forward-looking statements included in this document are based on information available to us on the date we filed this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements, and we caution readers not to place undue reliance on such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the heading “Risk Factors” below.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable.  These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the nine-month period ended September 30, 2003 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2002, except for the items discussed below.

Accounting for Intangible Assets

Our intangible assets are comprised principally of acquired technology rights.  We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired.  Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, existence of competing technology and potential obsolescence.

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate.  The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business.  In making these estimates, we are required to make judgments as to the future revenue and expenses generated by the asset.  We recognize an impairment loss when estimated undiscounted future cash flow we expect to result from the use of the asset plus net proceeds we expect from the disposition of the asset (if any) are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

Non-Cancelable Purchase Obligations for Inventory

We enter into non-cancelable purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products.  We write off the cost of inventory that we consider to be in excess of future sales forecasts. We define excess inventory as inventory that will expire before it can be sold, based on future sales forecasts.  In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels.  We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates.  In an effort to help manage our inventory levels of Actimmune, we are conducting an ongoing study to determine whether its expiration period may be lengthened.  If this study fails to support lengthening Actimmune’s expiration period to thirty-six months, we may need to recognize a reserve for excess purchase commitments of approximately $5.0 million. As part of our excess inventory assessment for all of our products, we also estimate the expiration dates of our products to be manufactured in the future.

Significant differences between our current estimates and judgments and future estimated demand of our products and the useful life of our inventories may result in significant inventory reserves in the future.  This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve.

Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative products for the treatment of serious pulmonary and hepatic diseases.  We have three marketed products and advanced-stage development programs addressing a range of diseases with attractive markets. Our three marketed products are Actimmune® (interferon gamma-1b), Infergen® (interferon alfacon-1) and Amphotec®/Amphocil® (amphotericin B cholesteryl sulfate complex for injection). Actimmune is approved in the United States for two rare congenital disorders, chronic granulomatous disease and severe, malignant osteopetrosis, and is in Phase III clinical development as a treatment for idiopathic pulmonary fibrosis. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C virus (HCV) infections, and are planning a Phase III clinical trial for Infergen in combination with ribavirin for patients who have not responded to previous treatments for HCV.  We have world-wide marketing rights to Amphotec for the treatment of invasive aspergillosis. Our late-stage development pipeline also includes programs focused on interferon gamma-1b for the treatment of liver fibrosis and ovarian cancer, and oritavancin for the treatment of serious hospital-based gram-positive infections. We also have development programs for pirfenidone for the treatment of idiopathic pulmonary fibrosis and a pegylated form of interferon alfacon-1 (PEG-Alfacon-1) for the treatment of chronic hepatitis C infections.

We have sustained losses on a quarterly and an annual basis since inception. As of September 30, 2003, we had an accumulated deficit of $372.9 million. We expect to incur losses through at least the end of 2004 or beyond. Our loss from operations was $69.6 million for the nine-month period ended September 30, 2003, and $117.0 million for the same period in 2002. These losses resulted from costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology.  Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations.

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

Drug development in the United States is a process that includes several steps defined by the U.S. Food and Drug Administration (or FDA). The process begins with the filing of an Investigational New Drug Application (or IND) which, if successful, allows for the opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of trials: Phase I, II and III.  We believe that clinical development accounts for an average of seven years of a drug’s total development time. The FDA may require, or companies may pursue, additional clinical trials (Phase IV trials) after a product is approved. The results of Phase IV trials can confirm the effectiveness of a drug and can provide important safety information to supplement the FDA’s voluntary adverse drug reaction reporting system. The most significant costs associated with clinical development are the Phase III trials, as they tend to be the longest and largest studies conducted during the drug development process.

The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA), a Biologic License Application (or BLA) or an NDA or BLA supplement, the FDA may grant marketing approval (i.e., a license), request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

Core Product and Product Development Status

The following chart shows the status of our core product and product development programs as of September 30, 2003:

Actimmune

Chronic Granulomatous Disease
Severe Malignant Osteopetrosis

Infergen

Hepatitis C

Amphotec

Aspergillosis

Oritavancin

Complicated Skin and Skin-Structure Infection
Bacteremia

Interferon Gamma-1b

Idiopathic Pulmonary Fibrosis
Ovarian Cancer
Liver Fibrosis
Non-Hodgkin’s Lymphoma

Pirfenidone

Idiopathic Pulmonary Fibrosis

PEG-Alfacon-1

Hepatitis C

Next Generation Gamma IFN

Small Molecules for Hepatology

We also continue to support a number of investigator-sponsored clinical studies, including pirfenidone for renal fibrosis, hypertrophic cardiomyopathy, hepatic cirrhosis and radiation-induced fibrosis.

Results of Operations

Revenue

Total product revenues were $38.2 million and $30.2 million for the three-month periods ended September 30, 2003 and 2002, respectively, representing an increase of 26%. This increase was primarily due to an increase in Actimmune sales. Actimmune revenues accounted for 92% and 94% of net product sales for the three-month periods ended September 30, 2003 and 2002, respectively.

Total product revenues were $114.3 million and $72.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively, representing an increase of 57%. This increase was primarily due to an increase in Actimmune sales. Actimmune revenues accounted for 93% and 95% of net product sales for the nine-month periods ended September 30, 2003 and 2002, respectively. We project total net product sales for 2003 to be in the range of $145 million to $165 million, with Actimmune net product sales projected to be in the range of $135 million to $150 million for the year.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, inventory adjustments and distribution costs associated with our revenues. Cost of goods sold were $9.4 million and $6.1 million for the three-month periods ended September 30, 2003 and 2002, respectively. The gross margin percentage for our products was 75% and 80% for these periods in 2003 and 2002, respectively. The decrease in gross margin for the three-month period ended September 30, 2003, when compared to the same period in 2002, was primarily due to a charge taken for excess inventories of Infergen and Amphotec totaling $1.1 million.

Cost of goods sold were $27.1 million and $16.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  The gross margin percentage for our products was 76% and 78% for these periods in 2003 and 2002, respectively. The decrease in gross margin for the nine-month period ending September 30, 2003, when compared to the same period in 2002, was primarily due to a charge taken for excess inventories of Infergen and Amphotec totaling $1.2 million.  We expect gross margin for 2003 to be in the range of 75% to 77%.

Amortization and impairment of acquired product rights

We recorded amortization and impairment of acquired product rights of $5.7 million and $1.0 million for the three-month periods ended September 30, 2003 and 2002, respectively. The amount for the three-month period ending September 30, 2003, was comprised of the amortization charges related to the acquisition of Amphotec and Infergen product rights and interferon gamma-1b patents, and a charge of $4.8 million for the impairment of Amphotec product rights.  The $4.8 million impairment charge reduced the remaining carrying value of the intangible asset that was recorded in 2001 when we acquired Amphotec.  This impairment charge was based on our impairment review of the Amphotec product rights, which took into account that sales levels were lower than expected and that Amphotec is not aligned with our new strategic focus in pulmonology and hepatology. Consequently, we have decided to divest Amphotec and are currently in the early stages of identifying a partner that has the ability to maximize the value of the asset.  The 2002 amount was comprised of the amortization charges related to the acquisition of Amphotec and Infergen product rights and interferon gamma-1b patents. The increase of $4.7 million in the 2003 period is primarily due to the $4.8 million charge taken for the impairment of Amphotec product rights.

We recorded amortization and impairment of acquired product rights of $7.6 million and $2.7 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  The amount for the first nine months of 2003 was comprised of the amortization charges related to the acquisition of Amphotec and Infergen product rights and interferon gamma-1b patents, and a charge of $4.8 million for the impairment of Amphotec product rights.  The 2002 amount was comprised of the amortization charges related to the acquisition of Amphotec and Infergen product rights and interferon gamma-1b patents. The increase of $4.9 million in the 2003 period is primarily due to the $4.8 million charge taken for the impairment of Amphotec product rights.

Research and development expenses

Research and development expenses were $28.8 million and $36.7 million for the three-month periods ended September 30, 2003 and 2002, respectively, representing a decrease of $7.9 million or 22%.  The decrease was primarily due to lower expenses on the interferon gamma-1b development program offset in part by increased spending on the oritavancin program.

Research and development expenses were $89.1 million and $89.8 million for the nine-month periods ended September 30, 2003 and 2002, respectively, representing a decrease of $0.7 million or 1%.  The decrease was primarily due to lower expenses on the interferon gamma-1b development program offset in part by increased spending on the oritavancin and PEG-Alfacon-1 programs. We expect that research and development expenses for the full year 2003 will be approximately $125 million to $135 million.  See Note 1 of the accompanying condensed consolidated financial statements for a description of the components of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.8 million and $14.4 million for the three-month periods ended September 30, 2003 and 2002, respectively, representing an increase of $2.4 million or 17%.  The increase in the 2003 period was primarily due to increased spending on marketing programs for our marketed products, market research for our products in development and expenses related to changes in our management team.

Selling, general and administrative expenses were $48.0 million and $47.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively, representing an increase of $0.8 million or 2%.  The increase for the 2003 period was primarily due to increased litigation expenses offset by lower non-cash compensation charges.  We expect that selling, general and administrative expenses for the full year 2003 to be at the lower end of our $78 million to $82 million guidance.  Selling, general and administrative expenses for the fourth quarter of 2003 are expected to increase due to three scheduled major medical meetings and an anticipated increase in our investment in the commercialization of Infergen.

Acquired research and development and milestone payments

We recorded charges of $10.4 million and $15.0 million for acquired research and development and milestone payments for the three-month periods ending September 30, 2003 and 2002, respectively.  The charge in the 2003 period of $10.4 million consisted primarily of a milestone-based liability for the completion of the Phase III clinical trials for oritavancin.  The charge in the 2002 period consisted of a $15.0 million payment to Eli Lilly for a royalty rate reduction on future sales of oritavancin.

We recorded charges of $12.2 million for acquired research and development and milestone payments for the nine-month period ended September 30, 2003, and charges of $33.8 million for acquired research and development and milestone payments for the nine-month period ended September 30, 2002.  The charges in the 2003 period of $12.2 million included a $10.4 million charge, which was related to a milestone-based liability for the completion of the Phase III clinical trials for oritavancin, and a $1.8 million charge related to milestone payments made as a result of the commencement of a Phase I clinical trial for PEG-Alfacon-1. We expensed both of these charges as acquired research and development and milestone payments as oritavancin and PEG-Alfacon-1 are currently in clinical development, have not reached technical feasibility and have no foreseeable alternative future uses.

The charges in the 2002 period related to our March 2002 license of the worldwide rights (excluding Japan, Korea and Taiwan) from Marnac, Inc., a privately held biopharmaceutical company, and its co-licensor KDL GmbH to develop and commercialize pirfenidone for all fibrotic diseases, including renal, heart, liver and pulmonary fibrosis, and an additional payment to Eli Lilly related to oritavancin. Pirfenidone is not currently approved by the FDA. At the time of the product acquisition from Marnac and KDL, pirfenidone was in Phase II clinical development for certain fibrotic diseases of the lung, heart, kidney and liver. Under the terms of the agreement, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired research and development and milestone payments as pirfenidone is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses. In October 2001, we acquired the worldwide rights to develop, manufacture and commercialize oritavancin from Eli Lilly through an asset purchase and license agreement.  In September 2002, Eli Lilly executed its option under the agreement to reduce the agreed percentage of royalty payable by us to Eli Lilly upon successful commercialization of oritavancin.  As a result of this exercise, we expensed the $15.0 million as acquired research and development and milestone payments as oritavancin is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.  We made the actual payment to Eli Lilly during the first quarter of 2003.

Interest income

Interest income decreased to $0.9 million for the three-month period ended September 30, 2003, compared to $1.9 million for the three-month period ended September 30, 2002. Interest income decreased to $3.1 million for the nine-month period ended September 30, 2003, compared to $5.7 million for the nine-month period ended September 30, 2002. The decreases in interest income in the three-month and nine-month periods ended September 30, 2003, reflected declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates and a lower average portfolio balance for those periods.

Interest expense

Interest expenses of $2.4 million for the three-month period and $7.3 million for the nine-month period ended September 30, 2003, respectively, were consistent with the $2.4 million interest expense for the three-month period and $7.4 million for the nine-month period ended September 30, 2002, respectively. Interest expenses for both periods were primarily interest expense on the $149.5 million aggregate principal amount of our 5.75% convertible subordinated notes issued in July 2001. These convertible subordinated notes mature in July 2006.

Liquidity and Capital Resources

At September 30, 2003, we had available cash, cash equivalents and available-for-sale securities of $236.8 million. Our cash reserves are held in a variety of interest-bearing instruments, including high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return and, wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

For the nine-month period ended September 30, 2003, cash expenditures for operating activities, additions to capital equipment and product acquisitions were $80.6 million.

Cash used in operations for the nine-month periods ended September 30, 2003 and 2002, was $61.2 million and $70.2 million, respectively. The decrease of cash used in operations of $9.0 million was primarily due to the decrease in the loss from operations offset by an increase in inventory levels. Non-cash charges for the period in 2003 included $7.6 million of acquired product rights amortization, which included a $4.8 million impairment charge, a $10.4 million charge for acquired research and development and milestone payments, and depreciation. Significant changes in operating assets and liabilities in the 2003 period reflect a decrease in accounts payable and accrued compensation offset by an increase in other accrued liabilities, primarily due to the $10.4 million milestone-based liability recorded during the 2003 period related to the completion of the Phase III clinical trials for oritavancin.

Investing activities used $12.7 million in cash during the nine-month period ended September 30, 2003, due in part to purchases of short-term investments totaling $225.1 million, offset by $231.8 million of short-term investment maturities and sales, purchases of property and equipment of $0.7 million, a final payment to Amgen of $2.0 million for certain interferon gamma-1b patents, and a $15.0 million payment to Eli Lilly for a royalty rate reduction for future sales of oritavancin which had been charged to expense in 2002.  Cash used in investing activities decreased by $70.8 million for the 2003 period primarily due to the increase in sales of available-for-sale securities of $116.6 million and lower capital expenditures.

Cash provided by financing activities of $1.3 million for the nine-month period ended September 30, 2003, was primarily due to cash received for the issuance of common shares pursuant to our employee stock purchase program. Cash provided by financing activities decreased by $105.7 million for the nine-month period ended September 30, 2003, compared to the nine-month period ended September 30, 2002, primarily due to the $104.5 million received in net proceeds from the sale of three million shares of our common stock in March 2002.

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments or loans with related parties, except for ongoing payments in connection with the oritavancin acquisition from Eli Lilly to Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, and executive loans to Dr. Marianne Armstrong, our Senior Vice President of Global Regulatory Operations, and Dr. Lawrence Blatt, our Vice President of Biopharmacology Research.  Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act of 2002.

We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2004. However, this forward-looking statement is based upon the risks identified in this report; our current plans and assumptions, which may change; and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, in addition to other information and risk factors in this report.  The following risk factors update those risk factors contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was filed with the SEC on August 14, 2003.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune. Although we are developing interferon gamma-1b, the active ingredient in Actimmune, for the treatment of idiopathic pulmonary fibrosis, ovarian cancer, liver fibrosis and non-Hodgkin’s lymphoma, interferon gamma-1b will not be marketed for any of these diseases before 2006, if at all.  We market Infergen for the treatment of chronic hepatitis C infections, but we do not believe that Infergen will provide significant revenue to us before 2004, if ever.  Although we market Amphotec for invasive aspergillosis, we do not believe that it will provide sufficient revenue to us in the near future, if ever, and consequently, we have decided to divest Amphotec.  We are developing oritavancin for the treatment of complicated skin and skin-structure infections and are completing a Phase II clinical trial of oritavancin for the treatment of bacteremia, but oritavancin will not be marketed for any diseases before 2005, if at all. We are developing pirfenidone for the treatment of idiopathic pulmonary fibrosis, but pirfenidone will not be marketed for any diseases before 2011, if at all. We are developing PEG-Alfacon-1, a pegylated form of interferon alfacon-1, for the treatment of chronic hepatitis C infections, but PEG-Alfacon-1 will not be marketed for any diseases before 2010, if at all.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.

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

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all. The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

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

Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to interferon gamma-1b as a treatment for idiopathic pulmonary fibrosis are increasing as a result of our need to conduct an additional Phase III clinical trial. If there are any significant delays for this or any of our other current or planned clinical trials, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

Our failure to comply with FDA or other government regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained could result in regulatory enforcement action by the FDA or other governmental authorities, which would harm our business.

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis, we are aware that physicians are prescribing interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis. Likewise, we are aware that physicians are prescribing Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections, even though this combination has not been approved by the FDA for the treatment of chronic hepatitis C infections. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’

communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not market interferon gamma-1b for the treatment of idiopathic pulmonary fibrosis, or Infergen in combination with ribavirin for the treatment of chronic hepatitis C infections. The FDA, the Office of the Inspector General (OIG) and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. Failure to comply with these regulations can result in regulatory enforcement action by the FDA, the OIG or other governmental authorities, any of which would have an adverse effect on our revenues, business and financial prospects.

Budget constraints may force us to delay our efforts to develop certain products in favor of developing others, which may prevent us from meeting our stated timetables and commercializing those products as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. Accordingly, we may choose to delay our research and development efforts for a promising product candidate to allocate those resources to another program, which could cause us to fall behind our initial timetables for development. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all.

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

There are a number of reasons why there can be no assurance as to the portion of these maximum market or peak revenue opportunities we will realize, if any, including, but not limited to, the following:

•                                          if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•                                          the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

•                                          the treatment regimen may be different in duration than currently anticipated;

•                                          if treatment is sporadic;

•                                          we may not be able to sell a product at the price we expect;

•                                          we may not be able to accurately calculate the number of patients using the product;

•                                          we may not be able to supply enough product to meet demand;

•                                          there may be current and future competitive products that have greater acceptance in the market than our products do; or

•                                          we may decide to launch a product, such as oritavancin, in fewer indications than we originally anticipated.

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

If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases at all.

Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases will delay or prevent our receipt of the FDA’s and foreign regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases.

The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial has demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or foreign regulatory authorities.  Preclinical and clinical data can be interpreted by the FDA and foreign regulatory authorities in different ways, which could delay, limit or prevent regulatory approval.  If regulatory delays are significant or regulatory approval is denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be impaired.

For example, we recently reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections.  Based on these results, we intend to file an NDA with the FDA in the first half of 2004.  However, if the FDA believes that additional clinical or safety data is required, then it may refuse to file our NDA until we complete one or more additional clinical trials that provide sufficient data to meet the FDA’s concerns.  If the FDA were to require any such additional clinical trials, then we would incur additional development costs and we would be significantly delayed in, or indefinitely prevented from, receiving approval for oritavancin for the treatment of complicated skin and skin-structure infections.

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

Our commercial success will depend in part on obtaining and maintaining patent protection on our products and product candidates and successfully defending these patents against third-party challenges. Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate suits to protect our patent rights.

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

We license certain patents and trade secrets relating to Actimmune from Genentech, Inc; relating to oritavancin from Eli Lilly and Company; relating to Infergen from Amgen Inc.; and relating to pirfenidone from Marnac, Inc. and KDL GmbH. If we breach any of our agreements with Genentech, Eli Lilly, Amgen or Marnac and KDL, any of these licensors could terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products.

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

We rely on distributors and specialty pharmacies for approximately 91% of our total product sales and currently, one specialty pharmacy accounts for approximately 60% of our total product sales.  If those parties do not perform satisfactorily, our business will be harmed.

During the nine-month period ended September 30, 2003, approximately 91% of sales of our products were sold through distributors and specialty pharmacies.  As a result, our success depends on the continued customer support efforts of our network of distributors and specialty pharmacies. In addition, during this period, one specialty pharmacy accounted for approximately 62% of our outstanding receivables and 60% of our total product sales.  If this or any other specialty pharmacy or distributor that sells our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our significant distributors and specialty pharmacies could harm our revenues.

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

•                                          shifts in the medical community to new treatment paradigms or standards of care;

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. For example, in most foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost-control initiatives could decrease the price that we would receive for Actimmune, Infergen, Amphotec or any other products we may develop in the future, such as oritavancin, PEG-Alfacon-1 or pirfenidone, which would reduce our revenues and potential profitability.

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

The activities of competitive drug companies, or others, may limit our products’ revenue potential or render them obsolete.

Our commercial opportunities will be reduced or eliminated if our competitors develop or market products that, compared to our products or product candidates:

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

•                                          have better distribution channels;

•                                          are easier to administer; or

•                                          are less expensive.

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products.  Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently market competitive drugs or have drug and target discovery programs directed to the same therapeutic areas that we focus on, as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.  For example, if approved for marketing by the FDA, oritavancin will compete against numerous other drugs already and soon-to-be approved for the treatment of complicated skin and skin-structure infections caused by gram-positive bacteria.

We rely on third parties to conduct clinical trials for our products and product candidates, and those third parties may not perform satisfactorily.

If our third-party contractors do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for our products and product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

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

Supply.  Even if we are able to obtain regulatory approval for the use of Infergen in combination therapy with ribavirin or another anti-viral drug, there may not be a source of commercial supply for ribavirin or another anti-viral drug. We are not aware of any U.S. or Canadian manufacturer of ribavirin that has regulatory approval, other than the company that sells ribavirin capsules exclusively to Schering-Plough Corporation and provides bulk ribavirin to Roche Laboratories Inc., which are our primary competitors in the chronic hepatitis C infections market. There can be no assurance that an independent source of commercial supply will become available.  Although we have an existing manufacturing process for PEG-Alfacon-1 that has been sufficient to meet our needs to date, there are technical challenges to scaling-up that process to meet anticipated commercial demand.

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

Further, specific targeted agents directed against the hepatitis C virus (HCV) may be effective in reducing the amount of virus in infected chronic hepatitis C patients. If the use of these specific targeted anti-HCV agents proves to be effective in the treatment of chronic hepatitis C, then the use of interferon-based therapies for HCV may diminish, which would harm our business.

Valuation. If the use of interferon-based therapies for HCV were to diminish, this could impact the recoverability of the Infergen-related intangible asset.  During the quarter ended September 30, 2003, we conducted a detailed assessment of the current and future market potential of Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies.  This assessment resulted in no reduction of the carrying value of the Infergen-related intangible asset.  If we are unable to achieve results consistent with those assumed in our detailed assessment, it may be necessary to perform a future detailed assessment, which could result in a reduction of the carrying value of the Infergen-related intangible asset.  This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

The manufacturing and manufacturing development of our products and product candidates presents technological, logistical and regulatory risks, each of which may adversely affect our potential revenues.

The manufacturing and manufacturing development of pharmaceuticals, and in particular, biologicals, is technologically and logistically complex and heavily regulated by the FDA and other governmental authorities.  The manufacturing and manufacturing development of our products and product candidates presents many risks, including the following:

•                                          before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the FDA’s satisfaction that the drug manufactured for the clinical trials is comparable to the drug manufactured for commercial use;

•                                          it may not be technically feasible to scale up an existing manufacturing process to meet demand; and

•                                          delays in increasing manufacturing capacity to meet our needs for multiple clinical trials could delay clinical trials, regulatory submissions and commercialization of our product candidates.

Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks through which we may lose potential revenues.

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

•                                          when we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers’ facilities and processes prior to our use or sale of products they manufacture for us. This requires new testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.  For example, we are transferring the manufacturing of oritavancin from Eli Lilly and Company to a third-party manufacturer, and our third-party manufacturer’s finished product has not yet demonstrated a comparable safety profile to that demonstrated by Lilly’s oritavancin product.  If the finished oritavancin product of our third-party manufacturer does not have a comparable safety profile to that demonstrated by Lilly’s oritavancin product, our ability to commercialize or partner oritavancin would be slowed or halted, which would significantly harm our business;

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

•                                          if third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates.   In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers, if at all; and

•                                          if our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all.  If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers, if at all.  For example, we presently have an agreement with Ben Venue Laboratories, Inc. for the manufacture of Amphotec for all purposes, which we are currently renegotiating.  Our inability to receive terms in the new manufacturing agreement as favorable to us as those in our original agreement, or a delay in entering into an agreement with a suitable replacement manufacturer, may have an adverse effect on our revenues, business and financial prospects.

Any of these factors could delay clinical trials or commercialization of our products for particular diseases, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

Our agreements with third-party manufacturers may restrict our ability to establish alternative sources of products in a timely manner or at an acceptable cost, which may cause us to be unable to meet demand for our products and to lose potential revenues.

Our key supply agreements provide that the manufacturer is our exclusive source of supply for the product, except under certain circumstances.  For example, BI Austria is currently our exclusive manufacturer for Actimmune.  Under our agreement with BI Austria, we cannot seek a secondary source to manufacture Actimmune until BI Austria has indicated to us its inability or unwillingness to meet our requirements.  Under our license and commercialization agreement for Infergen, Amgen is our exclusive manufacturer of Infergen.  Even if we believe that Amgen will be unable to meet our requirements for the manufacture of Infergen, we cannot transfer the Infergen manufacturing process to a secondary source unless Amgen has materially breached its manufacturing obligations.  If we are delayed in establishing a secondary supply source for Actimmune or Infergen, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a high cost of product, either of which would have a material and adverse effect on our revenues, business and financial prospects.

Failure to accurately forecast our revenues could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict.  Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges during the quarter ended September 30, 2003 for excess inventories and non-cancelable purchase obligations, which caused a decrease in our gross margin. If revenue levels experienced in future quarters are substantially below our expectations, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations.

If we are unable to divest Amphotec, we may need to record another impairment charge for Amphotec, which would have a material adverse effect on our financial condition and results of operations.

The recoverability of the carrying value of the Amphotec-related intangible asset that we acquired in 2001 is based on its ability to generate a profit from sales.  During the quarter ended September 30, 2003, we recorded a charge of $4.8 million for the impairment of Amphotec product rights.  This impairment charge reduced the remaining carrying value of the intangible asset recorded in 2001 when we acquired the product.  This reduction was based on our detailed assessment of the current and future market potential of Amphotec, which took into account that sales levels have been lower than we expected and that Amphotec is not aligned with our new strategic focus in pulmonology and hepatology.  If we are unable to divest the product or to achieve results consistent with those assumed in our assessment, it may be necessary to further reduce the remaining carrying value of the Amphotec intangible asset.  This would have a material adverse effect on our financial condition and results of operations during any period in which we recognize any such reduction.

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

We had 273 employees as of September 30, 2003, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management.  Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

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

We have lost money since inception, and our accumulated deficit was approximately $372.9 million at September 30, 2003. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, since we do not expect to seek FDA approval for the use of Actimmune for the treatment of idiopathic pulmonary fibrosis for at least three more years, Actimmune revenues may not continue to increase. After inclusion of the direct costs of commercializing Actimmune and royalties we must pay to Genentech on sales of Actimmune, we do not currently generate significant operating profits. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

We face certain litigation risks that could harm our business.

We have had numerous lawsuits filed against us asserting various claims, including several securities class actions and a shareholder derivative lawsuit. The results of complex legal proceedings, such as these, are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be quite significant, and certain costs, such as those below a deductible amount, are not covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

If a change in control occurs, we may be required to redeem our 5.75% convertible subordinated notes due in 2006.

If there is a change in control of our company, the holders of our 5.75% convertible subordinated notes due in 2006 may require us to redeem some or all of the notes. Although the indenture governing the notes allows us in certain circumstances to pay the redemption price in shares of our common stock, if a change in control were to occur, we may not have sufficient funds to pay the redemption price for all the notes tendered. We have not established a sinking fund for payment of the notes, nor do we anticipate doing so.

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.

At September 30, 2003, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 33% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of depository accounts, master notes and liquidity optimized investment contracts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature of the majority of our investments, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of the majority of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:

	2003	2004	2005	2006	2007	2008	Total	Fair value at September 30, 2003
				(in millions)

Assets:
Cash equivalent and available-for-sale securities	$103.4	$90.2	$33.9	$1.0	—	—	$228.5	$233.2
Average interest rate	1.5%	1.9%	1.6%	2.1%	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	—	$149.5	—	—	$149.5	$141.1
Average interest rate	—	—	—	5.75%	—	—	—	—

We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in Euros. We do not currently use derivative financial instruments to mitigate this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of September 30, 2003, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.    Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterMune have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 30, 2003, a stockholder purporting to act on our behalf filed a derivative action in the California Superior Court for the County of San Mateo against our directors, our former Chief Executive Officer and our current Chief Financial Officer.  We were also named as a nominal defendant solely in a derivative capacity.  The derivative action alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The derivative action seeks unspecified damages, injunctive relief and restitution.  No trial date has been scheduled.

We believe that the factual allegations and circumstances underlying the purported derivative action are without merit.  This lawsuit may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending this lawsuit will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 5. OTHER INFORMATION

As required by Section 10A(i) of the Securities Exchange Act of 1934, our Audit Committee pre-approved payments for the non-audit services performed by Ernst & Young LLP, our independent auditors, during the period covered by this Quarterly Report. These services related to tax compliance assistance, tax consultations, stock option plan compliance, and other technical, financial reporting and compliance services.

In September 2003, Daniel G. Welch was hired as Chief Executive Officer and President and was appointed to our Board of Directors.  From March 2003 to September 2003, Mr. Welch served as a consultant to Warburg Pincus LLC.  From August 2002 to January 2003, Mr. Welch served as chairman and chief executive officer of Triangle Pharmaceuticals, Inc., a biopharmaceutical company. From October 2000 to June 2002, Mr. Welch served as president of the pharmaceutical division of Elan Corporation, PLC., a pharmaceutical company.  From September 1987 to August 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo and its predecessor companies Sanofi and Sterling Winthrop.  From November 1980 to September 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply.  He holds an MBA from the University of North Carolina.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3	Bylaws of Registrant.(1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(4)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (5)
4.5	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
10.64	Amendment No. 2 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.
10.65	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.
10.66	Consulting Agreement and Mutual Releases, dated September 25, 2003, between Registrant and Scott Harkonen.
10.67	Escrow Agreement, dated September 25, 2003, among Registrant, Scott Harkonen and U.S. Bank, National Association.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(3)   Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2001.

(5)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

*                 This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)                                  Reports on Form 8-K:

On July 1, 2003, we filed a current report on Form 8-K describing and filing the press release announcing that William R. Ringo had been appointed by our Board of Directors to serve as Executive Chairman and interim Chief Executive Officer, following the resignation of Scott Harkonen, M.D. as our President and Chief Executive Officer.

On July 29, 2003, we filed a current report on Form 8-K describing and furnishing the press release announcing our earnings for the quarter ended June 30, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

On September 25, 2003, we filed a current report on Form 8-K describing and filing the press release announcing that Daniel G. Welch had been appointed by our Board of Directors as a member of the Board of Directors and to the positions of Chief Executive Officer and President, effective September 25, 2003.  We also announced that, concurrent with Mr. Welch’s appointment, Scott Harkonen, M.D., our founder and former Chairman of the Board, Chief Executive Officer and President had resigned from the Board of Directors and agreed to become a consultant to the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 11, 2003		InterMune, Inc.

		By:	/s/ SHARON SURREY-BARBARI
Sharon Surrey-Barbari
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)