Form 10-Q
period 2004-03-31
INTERMUNE INC
filed 2004-05-10
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, there were 31,990,893 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

INDEX

Item
Part I.
Financial Information
1.	Financial Statements (unaudited):
a. Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003
b. Condensed Consolidated Statements of Operations for the three-months ended March 31, 2004 and 2003
c. Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2004 and 2003
d. Notes to Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Risk Factors
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
Part II.
Other Information
2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
5.	Other Information
6.	Exhibits and Reports on Form 8-K
Signatures

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$181,095	$42,071
Available-for-sale securities	129,797	174,036
Accounts receivable, net	12,132	13,270
Inventories	17,107	20,062
Prepaid expenses	3,891	2,417
Total current assets	344,022	251,856
Property and equipment, net	9,318	9,621
Acquired product rights, net	21,201	21,978
Restricted cash	1,675	1,675
Notes receivable from employees	706	698
Other assets	7,092	2,673
Total assets	$384,014	$288,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,155	$20,281
Accrued compensation	4,800	6,357
Other current liabilities	22,344	23,363
Total current liabilities	39,299	50,001
Deferred rent	1,341	1,256
Convertible notes	267,000	149,500
Commitments:
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value, 51,000,000 shares authorized; 31,887,117 and 31,845,011 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	32	32
Additional paid-in capital	483,980	483,697
Deferred stock compensation	(138)	(217)
Accumulated other comprehensive income	379	400
Accumulated deficit	(407,879)	(396,168)
Total stockholders’ equity	76,374	87,744
Total liabilities and stockholders’ equity	$384,014	$288,501

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Product sales:
Actimmune	$32,921	$37,925
Others	5,207	2,481
Total product sales, net	38,128	40,406

Costs and expenses:
Cost of goods sold	9,688	9,787
Amortization of acquired product rights	777	940
Research and development	18,267	31,895
Selling, general and administrative	16,686	13,666
Acquired research and development and milestone payments	—	1,750
Total costs and expenses	45,418	58,038
Loss from operations	(7,290)	(17,632)
Other income (expense):
Interest income	845	1,140
Interest expense	(2,258)	(2,442)
Other expense	(3,008)	—

Net loss	$(11,711)	$(18,934)
Basic and diluted net loss per common share	$(0.37)	$(0.60)
Weighted average shares used in computing basic and diluted net loss per common share	31,814	31,535

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows used for operating activities:
Net loss	$(11,711)	$(18,934)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation, net of reversals	(118)	(217)
Non-cash stock compensation	68	17
Acquired research and development and milestone payments	—	1,750
Amortization and depreciation	1,790	1,819
Loss on early extinguishment of convertible debt	3,008	—
Deferred rent	85	115
Changes in operating assets and liabilities:
Accounts receivable	1,138	765
Inventories	2,955	(2,862)
Other assets	(1,467)	(2,524)
Accounts payable and accrued compensation	(9,683)	(2,003)
Other accrued liabilities	(1,019)	2,209
Net cash used for operating activities	(14,954)	(19,865)
Cash flows from investing activities:
Purchase of property and equipment	(389)	(712)
Purchase of acquired product rights, including research and development and milestone payments	—	(18,750)
Purchases of available-for-sale securities	(12,828)	(121,417)
Sales of available-for-sale securities	28,652	93,234
Maturities of available-for-sale securities	28,394	32,981
Net cash provided (used) by investing activities	43,829	(14,664)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	412	77
Repurchase of convertible subordinated notes	(54,663)	—
Repayment of notes receivable from stockholder	—	5
Proceeds from convertible senior notes, net	164,400	—
Net cash provided by financing activities	110,149	82
Net increase (decrease) in cash and cash equivalents	139,024	(34,447)
Cash and cash equivalents at beginning of period	42,071	101,683
Cash and cash equivalents at end of period	$181,095	$67,236
Supplemental disclosure of cash flow information:
Accrued milestone payment	$10,400	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of InterMune, Inc. (“InterMune,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

Certain information and footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our annual report filed with the SEC on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Non-cancelable purchase obligations for inventory

Because of the long lead times required to manufacture our products, we enter into non-cancelable obligations to purchase our inventory. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In an effort to help manage our inventory levels of Actimmune, we are conducting an ongoing study to determine whether its expiration period may be lengthened. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future.

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

Fair value of other financial instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt and convertible senior debt at March 31, 2004 was $100.0 million and $181.6 million, respectively, which we determined using available market information.

Concentration of risks

Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We have established guidelines for investing excess cash relative to diversification and maturities that we believe maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average contractual maturity of approximately two years.

Our revenues and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended when necessary. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 59%, 10% and 10%, respectively, of total accounts receivable at December 31, 2003, and one customer represented 62% of total accounts receivable at March 31, 2004. No other customer represented more than 10% of accounts receivable at December 31, 2003 or March 31, 2004.

Product sales to customers representing 10% or more of total sales during the three-month periods ended March 31, 2004 and 2003, respectively are as follows:

Customer	2004	2003

Caremark	8%	10%
Merck Medco	10%	12%
Priority Healthcare	59%	60%

Risks from third-party manufacturer concentration

We rely on a single source manufacturer for each of our products. Actimmune is produced solely by Boehringer Ingelheim Austria GmbH (BI Austria) for all clinical and commercial supplies. Infergen is produced solely by Amgen Inc. Amphotec, marketed as Amphocil outside of the United States, is produced solely by Ben

Venue Laboratories Inc. (Amphotec and Amphocil are referred to collectively in this Report as “Amphotec.”) Any extended interruption in the supply of any of our products could cause us to fail to meet clinical or commercial demand.

We purchase commercial and clinical products from BI Austria in a foreign currency.  This exposes us to foreign currency exchange rate risk.  To protect against currency exchange risks on forecasted foreign currency expenditures for commercial product, we have instituted a foreign currency cash flow hedging program that started during April 2004.  We hedge portions of our forecasted foreign currency inventory expenditures with forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing, are typically capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, we estimate the product’s life based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development. Accumulated amortization of these intangible assets was $14.9 million at March 31, 2004.

Impairment of long-lived assets

In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.  See Note 8 below for additional disclosures concerning the $4.8 million impairment charge.

Revenue recognition and revenue reserves

We recognize revenue upon shipment when title passes to a credit-worthy customer, and record reserves for estimated returns, rebates, chargebacks and cash discounts. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We are able to make reasonable and reliable estimates of product returns based on historical experience. We review all sales transactions for potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.

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

We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant R&D expenses in future periods when the actual activity level becomes known. We charge all such costs charged to R&D expense.

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

Stock-Based Compensation

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for stock-based incentives. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) and in December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines for the measuring and recording of employee stock-based compensation expense, we are required to disclose the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  The following tables provide such disclosure (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net loss, as reported	$(11,711)	$(18,934)
Add: Stock-based employee compensation expense, included in reported net loss	(118)	(217)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,359)	(6,174)

Pro forma net loss	$(14,188)	$(25,325)

Net loss per share:
Basic and diluted—as reported	$(0.37)	$(0.60)
Basic and diluted—pro forma	$(0.45)	$(0.80)

The pro forma impact of applying SFAS 123 for the three months ended March 31, 2004 and 2003, respectively, does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected stock price volatility	80%	83%
Risk-free interest rate	3.13%	1.75%
Expected life (in years)	4.1	5.7
Expected dividend yield	—	—

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected stock price volatility	81%	87%
Risk-free interest rate	2.0%	2.6%
Expected life (in years)	2.0	2.0
Expected dividend yield	—	—

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

2.             RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest

Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

3.             INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$552	$552
Finished goods	16,555	19,510
Total inventories	$17,107	$20,062

4.             OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Accrued clinical trial costs	$5,517	$4,882
Accrued interest	1,204	3,940
Payable to Eli Lilly	10,000	10,000
Royalties payable	5,379	4,254
Other accrued liabilities	244	287
Total other accrued liabilities	$22,344	$23,363

5.             COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  The only component of other comprehensive income (loss) is unrealized gains (losses) on available-for-sale securities.  The following table summarizes the components of total comprehensive income (loss) during the first three months of 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003

Net loss, as reported	$(11,711)	$(18,934)
Change in unrealized gains (losses) on securities available-for-sale	(21)	27
Comprehensive loss	$(11,732)	$(18,907)

6.             DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that we have only one reportable segment because we have organized our business around its functional lines.

Net product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003

Actimmune	$32,921	$37,925
Infergen	3,998	1,649
Amphotec	1,209	832
Total net product sales	$38,128	$40,406

The following table summarizes total net product sales from external customers by geographic regions.  Revenues are attributed to countries based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2004	2003

United States	$37,014	$39,731
Other countries	1,114	675
Total net product sales	$38,128	$40,406

7.             CONVERTIBLE SUBORDINATED NOTES

On July 5, 2001, we completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due July 15, 2006 (the “Subordinated Notes”). The Subordinated Notes are unsecured and rank junior to all of our future unsecured and unsubordinated debt. The Subordinated Notes are convertible at any time at the option of the holder into our common stock at a conversion price of $38.40 per share, subject to adjustment in certain circumstances. Offering expenses of $5.1 million related to the sale of the Subordinated Notes have been included in other assets and are amortized to interest expense over the expected life of the Subordinated Notes.

In February 2004, we purchased $52.5 million in principal amount of our outstanding Subordinated Notes with the proceeds received from the sale of our 0.25% convertible senior notes due March 1, 2011 (see Note 8). We paid a total of $55.0 million related to the purchase, which included $0.4 million for accrued interest on the purchased Subordinated Notes, and a premium of $2.2 million recognized as a loss on the early extinguishment of debt. We also recognized a non-cash charge of $0.8 million on unamortized deferred issuance costs associated with the extinguished debt.

8.             CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness. We intend to use the net proceeds of $164.4 million from this offering to purchase or redeem, before and/or during the third quarter of 2004, our outstanding Subordinated Notes. As of March 31, 2004, we had purchased an aggregate of  $52.5 million in principal amount of our outstanding Subordinated Notes (see Note 7).  However, we may determine not to purchase or redeem all of our outstanding Subordinated Notes.  Offering expenses of $5.6 million related to the sale of the Senior Notes have been included in other assets and are being amortized to interest expense over the life of the Senior Notes, or seven years.

9.             GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45

requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain information regarding our financial projections, plans and strategies that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve substantial risks and uncertainty. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance, and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

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

•              changes in industry practices; and

•              one-time events.

You should also consider carefully the statements under the heading “Risk Factors” below, which address additional factors that could cause our results to differ from those set forth in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Report, including those discussed in this Report under the heading “Risk Factors” below. Because of the factors referred to above, as well as the factors discussed in this Report under the heading “Risk Factors” below, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month period ended March 31, 2004 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

InterMune is an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. In 2003, we reorganized our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology. We have a revenue base provided primarily by our two core marketed products, advanced-stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets and several strategic non-core assets that we believe provide us the opportunity to create value.  The substantial majority of our revenues are generated from Actimmune.

Marketed Products

Our two core marketed products are Actimmune (interferon gamma-1b), approved for the treatment of severe, malignant osteopetrosis and chronic granulomatous disease, and Infergen (consensus interferon alfacon-1), approved for the treatment of chronic hepatitis C virus, or HCV, infections.

Co-Promotion

On March 26, 2004, we entered into an agreement with Baxter Healthcare Corporation under which we will promote Baxter’s product Aralast in the United States for the treatment of hereditary emphysema.

Product Development

Drug development in the United States is a process that includes several steps defined by the U.S. Food and Drug Administration, or FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which if successful, allows for the opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of clinical trials: Phase I, II and III. In our experience, clinical development accounts for an average of seven years of a drug’s total development time. The FDA may require, or companies may pursue, additional clinical trials, known as Phase IV clinical trials, after a product is approved. The results of Phase IV clinical trials can confirm the effectiveness of a drug and can provide important safety information to supplement the FDA’s voluntary adverse drug reaction reporting system. The most significant costs associated with clinical development are Phase III clinical trials, as they tend to be the longest and largest studies conducted during the drug development process. It is not uncommon for a drug that appears promising in a Phase II clinical trial to fail in a more rigorous and reliable Phase III clinical trial.

The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application, or NDA, a Biologic License Application, or BLA, or an NDA or BLA supplement, the FDA may grant marketing approval (i.e., a license), request additional information or refuse to approve the application if it determines that the application does not provide an adequate basis for approval.

We have a late-stage development pipeline in the areas of pulmonology and hepatology.

•              Pulmonology

In pulmonology, we are developing two therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, and one therapy for Hermansky-Pudlak Syndrome, or HPS. IPF is a fatal disease for which there is no FDA approved therapy. We believe that there are approximately 83,000 patients with IPF in the United States. We are developing what we believe to be the two most promising and most clinically advanced compounds for the treatment of IPF—Actimmune and pirfenidone. We initiated a pivotal Phase III clinical trial of Actimmune for the treatment of patients with IPF in December 2003. We have rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan. We are collaborating with Boehringer Ingelheim International GmbH (BI International), which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin. We expect to announce our plans regarding a clinical development program for pirfenidone in IPF in 2004. We are also developing pirfenidone for HPS, a rare, fatal, fibrotic lung disease caused by genetic factors for which there is no FDA approved therapy.

•              Hepatology

In hepatology, we are focused on expanding treatment options for patients suffering from HCV infections. We are developing once-daily Infergen in combination with ribavirin therapy for the treatment of patients suffering from chronic HCV infections who have failed to respond to the current standard of care, pegylated interferon-alpha 2 in combination with ribavirin therapy. These patients are referred to as hepatitis C nonresponders. We believe that there are approximately 150,000 hepatitis C nonresponders in the United States, and that this patient population is growing rapidly. We expect to initiate a Phase III trial of once-daily treatment with Infergen in combination with ribavirin therapy for hepatitis C nonresponders in the first half of 2004. In addition, we are developing once-daily Infergen in combination with Actimmune with and without ribavirin for the treatment of hepatitis C nonresponders. We have initiated a Phase II clinical trial of this combination.  We completed our Phase I trial of a pegylated form of Infergen, PEG-Alfacon-1, for the treatment of chronic HCV infections in 2003.  The PEG-Alfacon-1 development program will be lengthy and very expensive, and the duration and expense carry significant risk.  Accordingly, we are considering alternative development plans and business collaborations that could increase the speed and decrease our risk and expense for this program.  Once we have completed our analysis of alternative development plans and assessed the value that a partnership could bring to PEG-Alfacon-1, we will announce our plans, which, if we are unable to enter into a collaboration on favorable terms, may include a discontinuation of the program.

Non-Core Strategic Assets

Consistent with our focused strategy on pulmonology and hepatology, we intend to capture value from our assets outside these core areas, and are seeking partners for certain of these assets.  In particular, we are looking for a partner to assume the future development investment in oritavancin and are in the process of divesting Amphotec.  We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial.  We will make a decision as to the future of this program when we receive data from a prospectively planned interim analysis of progression-free survival, which we anticipate in mid-2005.

Operating History

We have a limited history of operations, which makes accurate prediction of future operating results difficult or impossible. We expect that our quarterly and annual results of operations may fluctuate for the foreseeable future due to a number of factors, including, but not limited to, those described under the heading “Risk Factors” in this Report.

We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 2004, we had an accumulated deficit of $407.9 million. We expect to incur losses through at least the end of 2004 or beyond. Our loss from operations was $7.3 million for the three-month period ended March 31, 2004, and $17.6 million for the same period in 2003. These losses resulted from costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology.  Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations.

Core Product and Product Development Status

The following chart shows the status of our core product and product development programs as of March 31, 2004:

	Pre-clinical	Phase I	Phase II	Phase III
Pulmonology
Actimmune
Idiopathic pulmonary fibrosis				X

Pirfenidone
Idiopathic pulmonary fibrosis			X

Hermansky-Pudlak syndrome				X

Next-generation interferon gamma	X

Hepatology
Daily Infergen + Ribavirin
Hepatitis C nonresponders				X
Daily Infergen + Actimmune
Hepatitis C nonresponders			X
PEG-Alfacon-1
Chronic hepatitis C virus infections		X

Next-generation interferon gamma	X

Strategic Non-Core Programs
Actimmune
Ovarian cancer				X

Oritavancin
Complicated skin and skin-structure infections				X

Results of Operations

Revenue

Total product revenues were $38.1 million and $40.4 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing a decrease of 6%. Actimmune revenues were $32.9 million and $37.9 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing a decrease of 13%.  The underlying demand for Actimmune declined modestly in the first quarter of 2004 versus the same period of 2003; however, the decrease in Actimmune revenues was exaggerated due to specialty distributors increasing their inventory levels during the first quarter of 2003.  Infergen revenues were $3.9 million and $1.6 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing an increase of 144%.

We experienced a decrease in the underlying demand for Actimmune during the first quarter of 2004. We believe that the rate of patient referrals by physicians and the average duration of therapy are among the key uncertainties that will affect demand for Actimmune and our Actimmune revenue and total product revenue in future periods. The patient referral rate reflects the number of new patients who are being newly prescribed Actimmune, although these patients may elect not to have those prescriptions filled.  We believe that the following factors are among those that may affect the patient referral rate for Actimmune: better screening of patients by physicians; lower physician or patient interest; the publication of results of our initial Phase III IPF clinical trial, GIPF-001, in the New England Journal of Medicine and the negative editorial that accompanied the publication; and that physicians may be holding some patients for screening and potential enrollment in our Phase III IPF clinical trial, GIPF-007, who would otherwise be put on Actimmune therapy.  During the first quarter of 2004, the patient referral rate that we observed was significantly lower than we expected; however, we observed an increase in the average duration of therapy that was significantly greater than expected.  We believe that it is too early to determine the net effects of the lower patient referral rate and the increased average duration of therapy, along with other factors, on future Actimmune revenue and total product revenue.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, inventory adjustments and distribution costs associated with our revenues. Cost of goods sold were $9.7 million and $9.8 million for the three-month periods ended March 31, 2004 and 2003, respectively.  The cost of goods sold, as a percentage of revenues, were 25% and 24% for the three-month periods ended March 31, 2004 and 2003, respectively. The increase for the 2004 period, versus the same period in 2003, was primarily due to the mix of products sold during the period.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.8 million and $0.9 million for the three-month periods ended March 31, 2004 and 2003, respectively.  The amounts recorded for the three-month periods ending March 31, 2004 and 2003, respectively, were comprised of the amortization charges related to the acquisition of Amphotec and Infergen product rights and interferon gamma-1b patents.  The decrease for the 2004 period, versus the same period in 2003, was primarily due to a charge of $4.8 million taken in the third quarter of 2003 for the impairment of Amphotec product rights which reduced the remaining carrying value of the intangible asset being amortized.

Research and development expenses

Research and development expenses were $18.3 million and $31.9 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing a decrease of $13.6 million, or 43%.  The decrease for the 2004 period, versus the same period in 2003, was primarily due to lower spending on oritavancin of $7.6 million, PEG-Alfacon-1 of $4.1 million and Actimmune development programs of $1.4 million.  We continue to expect our research and development expenses for fiscal year 2004 to be lower than fiscal year 2003 primarily due to decreased spending on research and development projects that are not aligned with our strategic focus in pulmonology and hepatology.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.7 million and $13.7 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing an increase of $3.0 million, or 22%.  The increased spending in 2004, versus the same period in 2003, was primarily due to increased level of spending of $2.1 million for programs supporting our products, Actimmune and Infergen, along with relocation and recruiting expenses of $0.4 million associated with our reorganization, and increased legal expenses of $0.4 million.

Acquired research and development and milestone payments

We recorded a charge of $1.8 million for acquired research and development and milestone payments for the three-month period ending March 31, 2003.  The charge in 2003 related to certain milestone payments made in the period as a result of the commencement of the Phase I clinical trial for PEG-Alfacon-1. We expensed this amount as acquired in-process research and development and milestone payments because PEG-Alfacon-1 was in clinical development, had not reached technical feasibility, and had no foreseeable alternative future uses.

Interest income

Interest income decreased to $0.8 million for the three-month period ended March 31, 2004 compared to $1.1 million for the three-month period ended March 31, 2003.  The decreases in interest income reflected declining investment yields on our cash and short-term investments resulting from lower market interest rates on our investment portfolio.

Interest expense

Interest expenses decreased to $2.3 million for the three-month period ended March 31, 2004 compared to $2.4 million for the three-month period ended March 31, 2003.  The interest expenses for both periods were primarily comprised of interest expense on our $149.5 million aggregate principal amount of our 5.75% convertible subordinated notes issued in July 2001 and which will mature in July 2006.  The slight decrease in interest expense is due to the repurchase of $52.5 million of our 5.75% convertible subordinated notes during the 2004 period which was partially offset by interest expense on our 0.25% convertible senior notes issued in February 2004.

Other expense

Other expenses of $3.0 million for the three-month period ended March 31, 2004 were comprised of a $2.2 million premium paid and a non-cash charge of $0.8 million due to the acceleration of deferred issuance costs.  Both of these charges were associated with our repurchase of $52.5 million in principal amount of our 5.75% convertible subordinated notes.

Liquidity and Capital Resources

At March 31, 2004, we had available cash, cash equivalents and available-for-sale securities of $310.9 million.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating activities used $15.0 million in cash during the three-month period ended March 31, 2004, primarily due to the loss from operations of $7.3 million, a decrease in accounts payable and accrued compensation totaling $9.7 million, offset by a decrease in inventories of $3.0 million. The decrease in accounts payable and accrued compensation was primarily a result of payments made during the 2004 period for inventories acquired during the fourth quarter of 2003. The decrease in inventories is due to product sales and reduced inventory purchases during the first quarter of 2004. Details concerning the loss from operations can be found elsewhere in this report under the heading "Results of Operations."

Investing activities provided $43.8 million in cash during the three-month period ended March 31, 2004, due in part to maturities and sales of short-term investments totaling $57.0 million, offset by $12.8 million of short-term investment purchases and purchases of property and equipment of $0.4 million.  Cash provided by investing activities increased by $58.5 million for the 2004 period, compared to the same period in 2003, primarily due to the increase in maturities and sales of available-for-sale securities net of purchases of available-for-sale securities of $39.4 million, and $18.8 million paid in the 2003 period related to the purchase of acquired product rights, including research and development and milestone payments.

Cash provided by financing activities of $110.1 million for the three-month period ended March 31, 2004 was primarily due to the receipt of net proceeds of $164.4 million related to the issuance of $170.0 million in 0.25% convertible senior notes due March 2011.  These proceeds were offset by the purchase of $52.5 million in principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.  We paid a total of $55.0 million related to the purchase, which included $0.4 million for accrued interest on the convertible subordinated notes, and a premium of $2.2 million recognized as a loss on the early extinguishment of debt.  We intend to use the remaining net proceeds from the offering of convertible senior notes due March 2011 to purchase or redeem before and/or during the third quarter of 2004 the remaining outstanding principal amount of our 5.75% convertible subordinated notes due 2006.  However, we may determine not to purchase or redeem all of our 5.75% convertible subordinated notes due 2006.

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments with related parties, except for ongoing payments to the SGO Group LLC in connection with the oritavancin acquisition from Lilly. Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, was a principal in the SGO Group at the time of the acquisition. We have no loans with related parties, except for executive loans to Dr. Marianne Armstrong, our Senior Vice President of Regulatory/Medical Affairs and Drug Safety, and Dr. Lawrence Blatt, our Senior Vice President of Preclinical and Applied Research. Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act of 2002.

We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2005. However, this forward-looking statement is based upon the risks identified in this report; our current plans and assumptions, which may change; and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•              the commercial performance of any of our products or product candidates in development that receive commercial approval;

•              our ability to partner our development and commercialization programs and the establishment of other collaborative relationships;

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

•              product costs;

•              the payments of annual interest on our long-term debt;

•              the extent to which we purchase or redeem our outstanding 5.75% convertible subordinated notes due 2006 prior to maturity; and

•              whether we must repay the principal in connection with our convertible debt obligations.

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

RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K that was filed with the SEC on March 12, 2004, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts or in growing product revenues.

We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune. Although we are developing Actimmune for the treatment of idiopathic pulmonary fibrosis (IPF) and ovarian cancer, Actimmune will not be marketed for either of these diseases before 2006, if at all. We market Infergen for the treatment of chronic hepatitis C virus (HCV) infections, but Infergen revenues may fail to meet our stated earnings guidance for 2004, or to grow significantly in subsequent years. We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2011, if at all. We are developing PEG-Alfacon-1, a pegylated form of Infergen, for the treatment of chronic HCV infections, but the development of PEG-Alfacon-1 will be lengthy and very expensive and carries significant risk.  Accordingly, we are looking for a development partner for PEG-Alfacon-1.  If we are unable to enter into a development collaboration for PEG-Alfacon-1 on favorable terms, we may discontinue the program.  PEG-Alfacon-1 will not be marketed for any diseases before 2010, if at all. Although we market Amphotec for invasive aspergillosis, we do not believe that it will provide sufficient revenue to us in the near future, if ever, and, consequently, we have decided to divest Amphotec. We are developing oritavancin for the treatment of complicated skin and skin-structure infections and have completed a Phase II clinical trial of oritavancin for the treatment of bacteremia, but we do not intend to market or co-market oritavancin. Accordingly, we are looking for a partner to assume the future investment in oritavancin. We may be unable to conclude either a sale of Amphotec or a partnering transaction for oritavancin in the near term or on favorable terms, if at all.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, we recently reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis. We are also terminating our Phase II clinical trial of Actimmune for the treatment of non-Hodgkin’s lymphoma, as it is not aligned with our current strategic focus.

We are conducting a Phase III clinical trial of Actimmune as a treatment for IPF. However, Actimmune may not demonstrate safety or statistically significant efficacy with respect to the primary or secondary endpoints of the protocol of that clinical trial or any additional clinical trial. If the Phase III clinical trial were to fail to demonstrate statistically significant efficacy, we would likely abandon the development of Actimmune for the treatment of IPF, which could harm our business and may result in a precipitous decline in our stock price.

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•      the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;

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

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of IPF, we are aware that physicians are prescribing Actimmune for the treatment of IPF. Substantially all of our Actimmune revenues are derived from physicians’ prescriptions for off-label use. We are also aware that physicians are prescribing Infergen in combination with ribavirin therapy for the treatment of chronic HCV infections, even though the FDA has not approved this combination for the treatment of chronic HCV infections. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not market Actimmune for the treatment of IPF, or Infergen in combination with ribavirin therapy for the treatment of chronic HCV infections. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. We engage in medical education activities that are subject to scrutiny under these regulations. Failure to comply with these regulations can result in regulatory enforcement action by the FDA or other governmental authorities, any of which would have an adverse effect on our revenues, business and financial prospects.

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

For example, we recently reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections. However, in two additional small clinical pharmacology trials, we observed adverse events that were inconsistent with the safety profile observed in prior clinical trials of oritavancin. Since the cause of the inconsistency is unknown, the FDA has requested an additional clinical safety trial be completed prior to the submission of a New Drug Application, or NDA, for oritavancin. Because of this additional clinical trial, we will incur additional development costs and we will be significantly delayed in, or indefinitely prevented from, receiving approval for oritavancin for the treatment of complicated skin and skin-structure infections.

The pricing and profitability of our products may be subject to control by the government and other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. For example, in most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. For example, federal legislation was enacted on December 8, 2003 which provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune, Infergen, Amphotec or any other products we may develop in the future, such as oritavancin, PEG-Alfacon-1 or pirfenidone, which would reduce our revenues and potential profitability.

Our failure or alleged failure to comply with anti-kickback and false claims laws could result in civil and/or criminal sanctions and/or harm our business.

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal and state and third-party payment for our products, and the sale and marketing of our products, are subject to scrutiny under these laws. For example, we are one of what we believe to be a number of companies that have received letters from the Office of the Florida Attorney General directing us to keep certain records relating to its Medicaid rebate reporting until the Office of the Florida Attorney General has concluded an investigation that was initiated by the state following large false claims act settlements by other manufacturers. We have not been asked to produce any records or otherwise been advised of the nature of the allegations against us, if any. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege that we were, or convict us of, violating these laws, there could be a material adverse effect on us, including a decline in our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•    before we can obtain approval of any of our products or product candidates for the treatment of a particular disease, we must demonstrate to the FDA’s and other governmental authorities’ satisfaction that the drug manufactured for the clinical trials is comparable to the drug manufactured for commercial use;

•    it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•    failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.

Any of these factors could delay clinical trials, regulatory submissions and/or commercialization of our products for particular diseases, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

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

•      our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us;

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

Our key supply agreements provide that the manufacturer is our exclusive source of supply for the product, except under certain circumstances. For example, Boehringer Ingelheim Austria (BI Austria) is currently our exclusive manufacturer for Actimmune. Under our agreement with BI Austria, we cannot seek a secondary source to manufacture Actimmune until BI Austria has indicated to us its inability or unwillingness to meet our requirements. Under our agreement with Amgen Inc. for Infergen, Amgen is our exclusive manufacturer of Infergen. Even if we believe that Amgen will be unable to meet our requirements for the manufacture of Infergen, we cannot transfer the Infergen manufacturing process to a secondary source unless Amgen has materially breached its manufacturing obligations. If we are delayed in establishing a secondary supply source for Actimmune or Infergen, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a high cost of product, either of which would have a material and adverse effect on our revenues, business and financial prospects.

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

We have expanded our commercialization efforts regarding Infergen in the United States for the treatment of chronic HCV infections. However, we believe that there are significant regulatory, supply, intellectual property and competitive barriers to Infergen’s penetration of the chronic HCV infections market, including the following:

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

Intellectual Property.    Our competitors and their strategic partners have substantial and extensive patent rights in connection with combination therapy of interferon alpha and ribavirin for the treatment of chronic HCV infections. For example, we are aware of three U.S. patents that relate to the use of interferon alpha and ribavirin to treat chronic HCV infections. These patents expire in 2015, 2016 and 2017, respectively. We believe that these patents may prevent us from marketing Infergen in combination therapy with ribavirin for certain patients. If, because of these patents, we are unable to market Infergen or PEG-Alfacon-1 with ribavirin, the commercial prospects for Infergen or PEG-Alfacon-1 are likely to be reduced and our prospects for profitability may be impaired. Further, we believe that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for combination therapy of interferon alpha and other anti-viral drugs for the treatment of chronic HCV infections. If those patent applications were to issue, we may be unable to market Infergen or PEG-Alfacon with ribavirin or with another anti-viral drug, reducing the commercial prospects for Infergen and our prospects for profitability.

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

Competition.    Pegylated interferon alpha products may have an advantage over non-pegylated products because they circulate longer in the body, permitting a less frequent dosing schedule and enhancing efficacy in some patients infected with the HCV virus. Because our competitors Schering-Plough Corporation and Roche Laboratories have commenced marketing their respective pegylated interferon alpha products, Infergen has a significant disadvantage in the market with respect to the frequency of administration. In addition, both of these companies have obtained and will likely continue to obtain significant patent protection relating to their respective products.

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

We rely on one customer for approximately 59% of our total product sales. If this customer does not continue to sell our products at its current levels, our business will be harmed.

During the three-month period ended March 31, 2004, one customer accounted for approximately 62% of our outstanding receivables and 59% of our total product sales. If this customer or any other customer that sells a significant portion of our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenues.

If the specialty pharmacies and distributors that we rely upon to sell our products fail to perform, our business may be adversely affected.

Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:

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

•      be unable to satisfy financial obligations to us or others; or

•      cease operations.

Any such failure may result in decreased product sales and lower product revenues, which would harm our business.

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

•      governmental payors, such as Medicaid, the Public Health Service or the Veterans’ Administration; and

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

•      have better distribution channels;

•      are easier to administer; or

•      are less expensive.

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

Our commercial success depends in part on our ability and the ability of our collaborators to avoid infringing patents and proprietary rights of third parties. Third parties may accuse us or our collaborators of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization. Any legal action against our collaborators or us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. We cannot predict whether we or our collaborators would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If we are unable to obtain such a license, we or our collaborators may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability.  Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above.  Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

Risks Related to Our Financial Results and Other Risks Related to Our Business

If physicians do not prescribe Actimmune or prescribe it less often for the treatment of IPF, our revenues will decline.

Physicians may choose not to prescribe Actimmune or provide fewer patient referrals for Actimmune for the treatment of IPF because:

•      Actimmune is not approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune for the treatment of IPF;

•      in our initial Phase III clinical trial, Actimmune failed to meet the primary and secondary endpoints;

•      physicians prefer to enroll their patients in our Phase III clinical trial of Actimmune or one of our competitors’ trials for the treatment of IPF;

•      Actimmune does not have a compendium listing;

•      physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization;

•      physicians are not confident that Actimmune has a clinically significant treatment effect for IPF;

•      a competitor’s product shows a clinically significant treatment effect for IPF; or

•      physicians believe that the article and editorial in the January 8, 2004 issue of the New England Journal of Medicine were negative concerning Actimmune as a treatment for IPF.

If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our revenues will decline.  In addition, the patient referral rate may decline.   The patient referral rate reflects the number of new Actimmune prescriptions written by physicians, and the referral rate that we observed during the first quarter of 2004 was significantly lower than we expected. If this new lower rate of patient referrals continues, our Actimmune revenue and total revenue may decline.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2005. However, our current plans and assumptions may change, and our capital requirements may increase in future periods. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

If we continue to incur net losses for a period longer than we anticipate, we may be unable to continue our business.

We have lost money since inception, and our accumulated deficit was approximately $407.9 million at March 31, 2004. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, since we do not expect to seek FDA approval for the use of Actimmune for the treatment of IPF for at least four more years, Actimmune revenues may not continue to increase or may decrease.

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

We had 251 employees as of April 30, 2004, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

Our indebtedness and debt service obligations may adversely affect our cash flow.

Our annual debt service obligations on both of our outstanding convertible notes are approximately $6.0 million per year in interest payments. We intend to purchase or redeem, before and/or during the third quarter of this year, all of our outstanding 5.75% convertible subordinated notes due 2006 with the proceeds of the recent issuance of our 0.25% convertible senior notes due 2011. As of March 31, 2004, we had purchased an aggregate of $52.5 million in principal amount of our 5.75% convertible subordinated notes due 2006.  However, we may determine not to purchase or redeem all of our 5.75% convertible subordinated notes due 2006. Should any such purchase or redemption occur, we would record a charge for any unamortized debt issuance costs and for any premium paid in connection with such purchase or redemption.  In connection with the purchase of our outstanding convertible subordinated notes due 2006 during the three month period ended March 31, 2004, we recorded a premium of $2.2 million recognized as a loss on the early extinguishment of debt and recognized a non-cash charge of $0.8 million on unamortized deferred issuance costs associated with the extinguished debt.  We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

To the extent that we do not purchase or redeem our outstanding 5.75% convertible subordinated notes due 2006 or receive stockholder approval to increase our authorized shares of common stock, we may not be able to deliver shares of common stock upon conversion of our outstanding 0.25% convertible senior notes due 2011, which would affect our reported net income or loss.

We currently have 51,000,000 authorized shares of common stock. As of April 30, 2004, we had:

•      31,990,893 shares of common stock issued and outstanding;

•      2,526,042 shares of common stock reserved for issuance upon conversion of our 5.75% convertible subordinated notes due 2006;

•      7,858,811 shares of common stock reserved for issuance upon conversion of 0.25% convertible senior notes due 2011;

•      5,252,057 shares of common stock reserved for issuance upon exercise of outstanding options; and

•      3,235,450 shares of common stock reserved for future option grants and future purchases in accordance with our employee stock purchase plan and employee and director stock option plans.

Excluding outstanding and reserved shares, we currently have a sufficient number of shares of common stock available for issuance upon conversion of 0.25% convertible senior notes due 2011.  However, we have reserved, subject to stockholder approval at our 2004 annual meeting of stockholders, an additional 1,250,000 shares of common stock for issuance under our employee and director stock option plans.  We have also asked our stockholders to approve an increase in our authorized shares of common stock at our 2004 annual meeting of stockholders.  If our stockholders approve the increase in our authorized shares of common stock, we will have a sufficient number of shares available for issuance upon conversion of our 0.25% convertible senior notes due 2011.  If, however, our stockholders do not approve the increase in our authorized shares of common stock but approve the 1,250,000 share reserve increase under our employee and director stock option plans, we may not have a sufficient number of shares of common stock available for issuance upon conversion of 0.25% convertible senior notes due 2011 unless we purchase or redeem a sufficient number of our outstanding 5.75% convertible subordinated notes, which we may not do.  We have the option under our 0.25% convertible senior notes due 2011 to deliver cash in lieu of shares and will effectively be required to exercise this option if we do not have sufficient shares available for issuance. As an accounting matter, during any period in which we do not have sufficient authorized but unissued shares of common stock, without giving effect to reserved shares, we are required to account for the conversion feature of our 0.25% convertible senior notes due 2011 as a derivative. During any period in which we are required to use derivative accounting, any increases and decreases in the fair value of the conversion feature will result in a non-cash charge or credit, respectively, which will affect our reported net income or loss.

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

There are a number of reasons why we might fail to meet our revenue and/or expense projections and/or other financial guidance, including, but not limited to, the following:

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

•      we may decide to change our marketing and educational programs;

•      clinical trial participation may reduce product sales; or

•      physicians’ prescriptions or patient referrals for Actimmune may decline.

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

At March 31, 2004, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 63% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders.

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

We have filed registration statements covering shares of common stock issuable upon the exercise of options and other grants pursuant to our stock plans, as well as the shares of common stock issuable upon conversion of our 5.75% convertible subordinated notes due 2006.  We also plan to file a shelf registration statement covering the resale of our 0.25% convertible senior notes due 2011 and the common stock issuable upon conversion of these notes during our fiscal second quarter. In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights.

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

ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents the principal amounts and weighted-average interest rates by year of effective maturity for our investment portfolio:

	2004	2005	2006	2007	2008	2009 and thereafter	Total	Fair value at March 31, 2004
	(in millions)

Assets:
Cash equivalent and available-for-sale securities	$258.3	$32.0	$1.2		—	—	$291.5	$294.0
Average interest rate	1.3%	1.5%	1.8%		—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	$97.0	—	—	—	$97.0	$100.0
Average interest rate	—	—	5.75%	—	—	—	—	—
0.25% Convertible senior notes due 2011	—	—	—	—	—	$170.0	$170.0	$181.6
Average interest rate	—	—	—	—	—	0.25%	—	—

We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in Euros.

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on our management’s evaluation, and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.    There was no change in our internal control over financial reporting during our first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 17, 2004, we completed a private placement of $170.0 million aggregate principal amount of 0.25% convertible senior notes due 2011 (the “Senior Notes”). The initial purchasers of the Senior Notes were Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation (the “Initial Purchasers”).  The offering price of the notes was 100% of the principal amount of the notes, less an aggregate underwriting discount of 3%, or $5.1 million. The sale of the Senior Notes to the Initial Purchasers was exempt from registration in reliance on Section 4(2) and Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

The notes were re-offered by the Initial Purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The holders of the Senior Notes may convert the Senior Notes into shares of our common stock at a conversion rate of 46.2283 shares per each $1,000 principal amount of Senior Notes, which is equivalent to a conversion price of approximately $21.63 per share.

The conversion rate is subject to adjustment in certain circumstances. We have reserved 7,858,811 shares of our authorized common stock for issuance upon conversion of the Senior Notes. The Senior Notes are convertible at any time before the close of business on the maturity date, or March 1, 2011.

The Senior Notes are senior, unsecured obligations that rank senior to our 5.75% convertible subordinated notes due 2006.  Accordingly, our 5.75% convertible subordinated notes rank subordinate in right of payment to the Senior Notes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                              Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001. (2)
3.3	Bylaws of Registrant. (1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (3)
4.1	Specimen Common Stock Certificate. (1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock. (1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York. (4)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (5)

4.5	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
4.6	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(6)
4.7

Registration Rights Agreement, dated as of February 17, 2004, by and among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (6)

10.73

Purchase Agreement, dated as of February 10, 2004, by and among Registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (7)

10.74**	Aralast Promotion Agreement, dated as of March 26, 2004, by and between Registrant and Baxter Healthcare Corporation. (7)
10.75	Consulting Agreement by and between Registrant and Peter Van Vlasselaer dated April 2, 2004. (7)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(4)           Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2001.

(5)           Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(6)           Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)           Filed herewith.

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

(b)           Reports on Form 8-K:

On January 29, 2003, we filed a current report on Form 8-K describing and furnishing the press release announcing our earnings for the year and quarter ended December 31, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

On February 11, 2004, we filed a current report on Form 8-K updating our business description and risk factors.

On February 11, 2004, we filed a current report on Form 8-K describing and filing the press release announcing that we had entered into an agreement for the sale of $170 million of our 0.25% Convertible Senior Notes Due 2011 through a Rule 144A private placement offering to qualified institutional buyers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2004	InterMune, Inc.

	By:	/s/ SHARON SURREY-BARBARI
Sharon Surrey-Barbari
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)