Form 10-K/A
period 2003-12-31
INTERMUNE INC
filed 2004-05-14
CIK 1087432

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 12, 2004, solely for the purpose of filing Exhibit 4.6 and Exhibit 4.7 which were inadvertently omitted from the initial filing of the Annual Report on Form 10-K. This amendment only modifies the Annual Report by filing Exhibits 4.6 and 4.7; no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

        In addition, we have filed the following exhibits herewith:

  31.3
  Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

  31.4
  Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMUNE, INC.
	By:	/s/ SHARON SURREY-BARBARI SHARON SURREY-BARBARI Senior Vice President of Finance Administration and Chief Financial Officer
Dated: May 14, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ DANIEL G. WELCH Daniel G. Welch	President and Chief Executive Officer and Director (principal executive officer)	May 14, 2004
/s/ SHARON SURREY-BARBARI Sharon Surrey-Barbari	Senior Vice President of Finance Administration and Chief Financial Officer (principal financial and accounting officer)	May 14, 2004
* William A. Halter	Director	May 14, 2004
* James I. Healy	Director	May 14, 2004
* Wayne T. Hockmeyer	Director	May 14, 2004
* Thomas R. Hodgson	Director	May 14, 2004
* Jonathan S. Leff	Director	May 14, 2004
* William R. Ringo, Jr.	Director	May 14, 2004
* Michael L. Smith	Director	May 14, 2004
*By:	/s/ SHARON SURREY-BARBARI Sharon Surrey-Barbari Attorney-In-Fact

2

EXHIBIT INDEX

NUMBER		DESCRIPTION OF DOCUMENT
3.1		Certificate of Incorporation of Registrant.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(10)
3.3		Bylaws of Registrant.(1)
3.4		Certificate of Amendment of Certificate of Incorporation of Registrant.(17)
4.1		Specimen Common Stock Certificate.(1)
4.2		Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3		Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(8)
4.4		Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(9)
4.5		Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.(9)
4.6		Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.
4.7
Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.
10.1	+	Form of Indemnity Agreement.(1)
10.2	+	1999 Equity Incentive Plan and related documents.(1)
10.3	+	2000 Equity Incentive Plan and related documents.(1)
10.4	+	2000 Employee Stock Purchase Plan and related documents.(1)
10.5	+	2000 Non-Employee Directors' Stock Option Plan and related documents.(1)
10.6		Lease Agreement, dated November 9, 1999, between Registrant and American Heart Association, Western States Affiliate.(1)
10.7	+	Employment Agreement, dated April 27, 1999, between Registrant and W. Scott Harkonen.(1)
10.9	+	Employment Offer Letter, dated October 22, 1999, between Registrant and Peter Van Vlasselaer.(1)
10.11	+	Secured Loan Agreement, Secured Promissory Note, and Security Agreement, dated July 1, 1999, between Registrant and W. Scott Harkonen.(1)
10.12	*	Amended and Restated Exclusive Sublicense Agreement, dated April 27, 1999, between Registrant and Connetics Corporation.(1)
10.19	*	Data Transfer, Clinical Trial, and Market Supply Agreement, dated January 27, 1999, between the Registrant and Boehringer Ingleheim.(1)
10.20	+	Form of Change of Control Provisions for Officers.(3)
10.22	+	Employment Offer Letter, dated March 3, 2000, between Registrant and Stephen N. Rosenfield.(3)
10.24		Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)

10.25		Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(4)
10.27		Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(4)
10.28		Lease Agreement, dated May 15, 2000, between Registrant and American Heart Association, Western States Affiliate.(4)
10.29		Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(5)
10.30	+	Employment Offer Letter, dated May 15, 2000, between Registrant and John Wulf.(2)
10.31		Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.32		First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.33	+	Employment offer letter, dated November 27, 2000, between Registrant and Dr. James E. Pennington, M.D.(7)
10.34		Product Acquisition Agreement, dated January 2, 2001, between Registrant and ALZA Corporation.(7)
10.35		Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(7)
10.36		Lease Agreement, dated February 14, 2001, between Registrant and Harvard Investment Company.(7)
10.37	+	Amendment to Employment Agreement, dated January 1, 2001, between Registrant and Dr. W. Scott Harkonen.(7)
10.38		Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc.(7)
10.39	*	License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen, Inc.(10)
10.40		Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.(11)
10.41	*	Agreement for Consulting Services, dated August 1, 2001, between Registrant and The SGO Group LLC.(11)
10.42	*	Asset Purchase and License Agreement, dated September 19, 2001, between Registrant and Eli Lilly and Company.(11)
10.43	*	Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbot Laboratories.(12)
10.45	+	2000 Equity Incentive Plan, as amended as of June 19, 2002.(13)
10.46	+	2000 Non-Employee Directors' Stock Option Plan, amended as of May 29, 2003.(17)
10.47	+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D.(14)
10.48	+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.(14)

10.49	+	Secured Promissory Note, dated May 1, 2002, between Registrant and Marianne Armstrong, Ph.D.(14)
10.50	*	Amendment No. 1, dated April 26, 2002, to the Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(14)
10.51	*	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement (dated June 15, 2001), between Registrant and Amgen Inc.(14)
10.52	*	First Amendment, dated June 19, 2002, to the Data Transfer, Clinical Trial and Market Supply Agreement (dated January 27, 2000), between Registrant and Boehringer Ingelheim International GmbH.(14)
10.53		Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.(14)
10.54		Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.(14)
10.55	+	Employee Offer Letter, dated August 29, 2002, between Registrant and Sharon Surrey-Barbari.(15)
10.56	+	Amendment to Proprietary Information and Inventions Agreement, dated September 3, 2002, between Registrant and Sharon Surrey-Barbari.(15)
10.57	**	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(16)
10.58	+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(17)
10.59	+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.(17)
10.60	+	Promissory Note, dated May 22, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(17)
10.61	+	Employment Offer Letter, dated April 30, 2003, between Registrant and Frederick J. Schreiber.(17)
10.62	+	Employment Offer Letter, dated July 2, 2003, between Registrant and Roger L. Hawley.(17)
10.63	+	Resignation Letter, dated July 14, 2003, between Registrant and W. Scott Harkonen.(17)
10.64	**	Amendment No. 2 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(18)
10.65	+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.(18)
10.66	+	Consulting Agreement and Mutual Releases, dated September 25, 2003, between Registrant and Scott Harkonen.(18)
10.67	+	Escrow Agreement, dated September 25, 2003, among Registrant, Scott Harkonen and U.S. Bank, National Association.(18)
10.68	**	License Agreement, dated March 29, 2002, among Registrant, Marnac, Inc., KDL, Inc., KDL GmbH, Dr. Solomon Margolin and Dr. Shitotomo Yamauchi.(19)
10.69	+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr.(19)
10.70	+	Separation Agreement, dated November 26, 2003, between Registrant and John Wulf.(19)

10.71	+	Separation Agreement, dated January 15, 2004, between Registrant and Dr. James E. Pennington.(19)
10.72	+	Separation Agreement, dated January 23, 2004, between Registrant and Frederick J. Schreiber.(19)
21.1		List of Subsidiaries.(19)
23.1		Consent of Ernst & Young LLP, Independent Auditors.(19)
24.1		Power of Attorney (included on the signature pages to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(19)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(19)
31.3		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.4		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(19)

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

†
This certification accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

(19)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2003.

QuickLinks

SIGNATURES
EXHIBIT INDEX