Form 10-Q
period 2004-06-30
INTERMUNE INC
filed 2004-08-09
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 30, 2004, there were 32,487,056 outstanding shares of Common Stock, par value $.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$158,402	$42,071
Available-for-sale securities	148,677	174,036
Accounts receivable, net	10,735	13,270
Inventories	13,696	20,062
Prepaid expenses and other current assets	2,913	2,417
Total current assets	334,423	251,856
Property and equipment, net	8,840	9,621
Acquired product rights, net	20,428	21,978
Restricted cash	1,675	1,675
Notes receivable from employees	461	698
Other assets	6,688	2,673
Total assets	$372,515	$288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,139	$20,281
Accrued compensation	5,226	6,357
Other accrued liabilities	22,081	23,363
Total current liabilities	39,446	50,001
Deferred rent	1,405	1,256
Convertible notes	267,000	149,500

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value, 70,000,000 shares authorized; 32,487,056 and 31,845,011 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	32	32
Additional paid-in capital	492,962	483,697
Deferred stock compensation	(7,737)	(217)
Accumulated other comprehensive income	353	400
Accumulated deficit	(420,946)	(396,168)
Total stockholders’ equity	64,664	87,744
Total liabilities and stockholders’ equity	$372,515	$288,501

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product sales
Actimmune	$31,349	$33,073	$64,270	$70,998
Others	4,545	2,666	9,752	5,147
Total product sales, net	35,894	35,739	74,022	76,145

Costs and expenses:
Cost of goods sold	8,843	7,925	18,531	17,712
Amortization of acquired product rights	776	940	1,553	1,880
Research and development	20,366	28,360	38,633	60,255
Selling, general and administrative	18,019	17,474	34,705	31,140
Acquired research and development and milestone payments	—	—	—	1,750
Total costs and expenses	48,004	54,699	93,422	112,737
Loss from operations	(12,110)	(18,960)	(19,400)	(36,592)

Other income (expense):
Interest income	944	1,052	1,789	2,192
Interest expense	(1,901)	(2,408)	(4,159)	(4,850)
Other expense	—	—	(3,008)	—
Net loss	$(13,067)	$(20,316)	$(24,778)	$(39,250)
Basic and diluted net loss per common share	$(0.41)	$(0.64)	$(0.78)	$(1.24)
Weighted average shares used in computing basic and diluted net loss per common share	31,935	31,645	31,875	31,590

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows used for operating activities:
Net loss	$(24,778)	$(39,250)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash stock compensation, net of reversals	136	82
Acquired research and development and milestone payments	—	1,750
Amortization and depreciation	3,515	3,434
Loss on early extinguishment of convertible debt	3,008	—
Deferred rent	149	209
Changes in operating assets and liabilities:
Accounts receivable	2,535	(1,103)
Inventories	6,366	(7,565)
Other assets	(146)	(876)
Accounts payable and accrued compensation	(9,273)	143
Other accrued liabilities	(1,282)	2,096
Net cash used for operating activities	(19,770)	(41,080)
Cash flows from investing activities:
Purchase of property and equipment	(590)	(619)
Purchase of acquired product rights, including research and development and milestone payments	—	(18,750)
Purchases of available-for-sale securities	(66,131)	(186,330)
Sales of available-for-sale securities	40,198	142,911
Maturities of available-for-sale securities	51,245	56,186
Net cash provided (used) by investing activities	24,722	(6,602)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,609	1,068
Repurchase of convertible subordinated notes	(54,663)	—
Repayment of notes receivable from stockholder	—	11
Proceeds from convertible senior notes, net	164,433	—
Net cash provided by financing activities	111,379	1,079
Net increase (decrease) in cash and cash equivalents	116,331	(46,603)
Cash and cash equivalents at beginning of period	42,071	101,683
Cash and cash equivalents at end of period	$158,402	$55,080

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to reserves for doubtful accounts, returns, chargebacks, cash discounts and rebates; excess inventories; inventory purchase commitments; and accrued clinical, preclinical expenses and accrued manufacturing development costs.  We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Fair value of other financial instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value. The fair value of our convertible subordinated debt and convertible senior debt at June 30, 2004 was $99.2 million and $153.4 million, respectively, which we determined using available market information.

Non-cancelable purchase obligations for inventory

Because of the long lead times required to manufacture our products, we enter into non-cancelable obligations to purchase our inventory. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In an effort to best manage the procurement and distribution of levels of Actimmune, in 2004 we successfully completed the necessary testing to extend the expiration period of Actimmune from 30 months to a total of 36 months. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future.

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

Our revenues and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 59%, 10% and 10%, respectively, of total accounts receivable at December 31, 2003, and two customers represented 54% and 13%, respectively, of total accounts receivable at June 30, 2004. No other customer represented more than 10% of accounts receivable at December 31, 2003 or June 30, 2004.

Product sales to customers representing 10% or more of total sales during either of the six-month periods ended June 30, 2004 or 2003, respectively, are as follows:

Customer	2004	2003

Caremark	9%	11%
Merck Medco	10%	12%
Priority Healthcare	59%	58%

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

Foreign Currency Instruments

We purchase commercial and clinical products from BI Austria in a foreign currency.  This exposes us to foreign currency exchange rate risk.  To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from Boehringer Ingleheim over the next one year, we have instituted a foreign currency cash flow hedging program.  We hedge portions of our forecasted foreign currency cash payments with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges.  Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts.  In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

At June 30, 2004, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the sales of Actimmune by us were $0.4 million.

Derivative Instruments

We use derivatives to manage our market exposure to fluctuations in foreign currencies.  We record all derivatives on the balance sheet at fair value.  For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in fair values.  For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change.  We do not use derivative instruments for speculative purposes.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing, are typically capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, we estimate the product’s life based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development. Accumulated amortization of these intangible assets was $15.7 million at June 30, 2004.

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

Revenue recognition and revenue reserves

We recognize revenue upon shipment when title passes to a credit-worthy customer, and record reserves for estimated returns, rebates, chargebacks and cash discounts We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We are able to make reasonable and reliable estimates of product returns based on historical experience. We review all sales transactions for potential rebates, chargebacks and cash discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.

Research and development expenses

Research and development (R&D) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations, in-licensing fees and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied and basic research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expense.

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

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive loss for each of the periods presented is disclosed in Note 5 below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(13,067)	$(20,316)	$(24,778)	$(39,250)
Add: Stock-based employee compensation expense, included in reported net loss	121	175	(3)	(42)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(399)	(6,182)	(2,758)	(12,356)

Pro forma net loss	$(13,345)	$(26,323)	$(27,534)	$(51,648)

Net loss per share:
Basic and diluted—as reported	$(0.41)	$(0.64)	$(0.78)	$(1.24)
Basic and diluted—pro forma	$(0.42)	$(0.68)	$(0.86)	$(1.63)

The pro forma impact of applying SFAS 123 for the three months and six months ended June 30, 2004 and 2003, respectively, does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected stock price volatility	79%	85%	79%	85%
Risk-free interest rate	3.6%	1.2%	3.6%	1.5%
Expected life (in years)	4.2	2.3	4.1	4.8
Expected dividend yield	—	—	—	—

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected stock price volatility	71%	87%	71%	87%
Risk-free interest rate	2.75%	2.4%	2.75%	2.4%
Expected life (in years)	2.0	2.0	2.0	2.0
Expected dividend yield	—	—	—	—

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

Restricted Stock Awards

During June 2004, we granted restricted stock awards to employees that vest annually over a four-year period through June 2008.  A total of 494,600 restricted stock awards with a weighted-average fair value of $15.70 per share were granted.  Stock awards are grants that entitle the holder to shares of common stock as the award vests.  As a result of these awards, we recognized $51,000 in compensation expense during June 2004.  As the restricted shares vest through 2008, we will continue to recognize stock based compensation expenses related to the grants of these restricted awards.  These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase at a set price.  If all of the restricted stock awards that were granted in June 2004 vest, we would recognize $7.8 million of compensation expense over the four-year period; however, no compensation expense will be recognized for stock awards that do not vest.

2.             INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$222	$552
Finished goods	13,474	19,510
Total inventories	$13,696	$20,062

3.             OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Accrued clinical trial costs	$3,678	$4,882
Accrued interest	2,705	3,940
Payable to Eli Lilly	10,000	10,000
Royalties payable	3,871	4,254
Other accrued liabilities	1,827	287
Total other accrued liabilities	$22,081	$23,363

In the three-month period ended June 30, 2004, the Company accrued approximately $1.6 million for manufacturing development costs incurred by BI.  This amount represents management’s best estimate of the amount which will be paid to BI for services rendered, although the final settlement remains under negotiation.  BI has made a claim of up to $3.1 million.

4.             COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities.  The following table summarizes the components of total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(13,067)	$(20,316)	$(24,778)	$(39,250)
Change in unrealized losses on securities available-for-sale	(74)	(75)	(495)	(48)
Change in unrealized gain on foreign exchange hedge	448	—	448	—
Comprehensive loss	$(13,093)	$(20,391)	$(24,825)	$(39,298)

5.             DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that we have only one reportable segment because we have organized our business around its functional lines.

Net product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Actimmune	$31,349	$33,073	$64,270	$70,998
Infergen	3,929	1,909	7,927	3,559
Amphotec	616	757	1,825	1,588
Total net product sales	$35,894	$35,739	$74,022	$76,145

The following table summarizes total net product sales from external customers by geographic regions.  Revenues are attributed to countries based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$35,390	$35,209	$72,404	$74,960
Other countries	504	510	1,618	1,185
Total net product sales	$35,894	$35,739	$74,022	$76,145

6.             CONVERTIBLE SUBORDINATED NOTES

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

In February 2004, we purchased $52.5 million in principal amount of our outstanding Subordinated Notes with the proceeds received from the sale of our 0.25% convertible senior notes due March 1, 2011 (see Note 7). We paid a total of $55.0 million related to the purchase, which included $0.4 million for accrued interest on the purchased Subordinated Notes, and a premium of $2.2 million recognized as a loss on the early extinguishment of debt. We also recognized a non-cash charge of $0.8 million on unamortized deferred issuance costs associated with the extinguished debt.

On July 15, 2004, we purchased all of the remaining $97.0 million in principal amount of our outstanding Subordinated Notes due July 15, 2006. We paid approximately $102.6 million, which includes accrued interest of $2.8 million and a premium of $2.8 million. We will take a charge in the third quarter of 2004 of approximately $4.1 million, which includes the premium of $2.8 million and a non-cash charge totaling $1.3 million for the acceleration of the unamortized deferred issuance costs associated with these notes.

7.             CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, our notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of June 30, 2004, we have no secured debt and no senior obligations, except for accrued liabilities and trade payables. Offering expenses of $5.6 million related to the sale of the Senior Notes have been included in other assets and are being amortized to interest expense over the life of the Senior Notes, or seven years.

8.             GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the six-month period ended June 30, 2004 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Co-Promotion

On March 26, 2004, we entered into an agreement with Baxter Healthcare Corporation under which we will promote Baxter’s product Aralast in the United States for the treatment of hereditary emphysema.  No revenue has been recognized to date under this arrangement.

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

•              Pulmonology

In pulmonology, we are developing two therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, and one therapy for Hermansky-Pudlak Syndrome, or HPS. IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function.  There is no FDA approved therapy for IPF. We believe that there are approximately 83,000 patients with IPF in the United States. We are developing two clinically advanced compounds for the treatment of IPF—Actimmune and pirfenidone. We initiated a pivotal Phase III clinical trial of Actimmune for the treatment of patients with IPF in December 2003. We have rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan. We are collaborating with Boehringer Ingelheim International GmbH (BI International), which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin. We expect to announce our plans regarding a clinical development program for pirfenidone in IPF in 2004. We are also developing pirfenidone for HPS, a rare, fatal, fibrotic lung disease caused by genetic factors for which there is no FDA approved therapy.

•              Hepatology

In hepatology, we are focused on expanding treatment options for patients suffering from HCV infections. We are developing once-daily Infergen in combination with ribavirin therapy for the treatment of patients suffering from chronic HCV infections who have failed to respond to the current standard of care, pegylated interferon-alpha 2 in combination with ribavirin therapy. These patients are referred to as hepatitis C nonresponders. We believe that there are approximately 150,000 hepatitis C nonresponders in the United States. We initiated a Phase III trial of once-daily treatment with Infergen in combination with ribavirin therapy for hepatitis C nonresponders in June of 2004. In addition, we are developing once-daily Infergen in combination with Actimmune with and without ribavirin for the treatment of hepatitis C nonresponders. We have initiated a Phase II clinical trial of this combination.  We completed our Phase I trial of a pegylated form of Infergen, PEG-Alfacon-1, for the treatment of chronic HCV infections in 2003.  The PEG-Alfacon-1 development program will be lengthy and very expensive, and the duration and expense carry significant risk.  Accordingly, we are considering alternative development plans and business collaborations that could increase the speed and decrease our risk and expense for this program.  Once we have completed our analysis of alternative development plans and assessed the value that a partnership could bring to PEG-Alfacon-1, we will announce our plans, which, if we are unable to enter into a collaboration on favorable terms, may include a discontinuation of the program.

Non-Core Strategic Assets

Consistent with our focused strategy on pulmonology and hepatology, we intend to capture value from our assets outside these core areas, and are seeking partners for certain of these assets.  In particular, we are looking for a partner to assume the future development investment in oritavancin and are in the process of divesting Amphotec.  We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial.  We will make a decision as to the future of this program when we receive data from a planned interim analysis of progression-free survival, which we anticipate in the second half of 2005.

Operating History

We have a limited history of operations, which makes accurate prediction of future operating results difficult or impossible. We expect that our quarterly and annual results of operations may fluctuate for the foreseeable future due to a number of factors, including, but not limited to, those described under the heading “Risk Factors” in this Report.

We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 2004, we had an accumulated deficit of $420.9 million. Our loss from operations was $19.4 million for the six-month period ended June 30, 2004, and $36.6 million for the same period in 2003. These losses resulted from costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology.  Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations.

Product Development Status

The following chart shows the status of our product development programs as of June 30, 2004:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Actimmune
Idiopathic pulmonary fibrosis				X

Pirfenidone
Idiopathic pulmonary fibrosis			X

Hermansky-Pudlak syndrome				X	(1)

Next-generation interferon gamma	X

Hepatology
Daily Infergen + Ribavirin
Hepatitis C nonresponders				X
Daily Infergen + Actimmune
Hepatitis C nonresponders			X
PEG-Alfacon-1
Chronic hepatitis C virus infections		X

Strategic Non-Core Programs
Actimmune
Ovarian cancer				X

Oritavancin
Complicated skin and skin-structure infections				X

(1) Planned.

Results of Operations

Revenue

Total product revenues were $35.9 million and $35.7 million for the three-month periods ended June 30, 2004 and 2003, respectively, representing an increase of 0.4%. This increase was primarily attributable to an increase in Infergen sales offset by decreases in sales of Actimmune and Amphotec. For the three-month periods ended June 30, 2004 and 2003, Actimmune accounted for approximately 87% and 93%, respectively, of our net product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Total product revenues were $74.0 million and $76.1 million for the six-month periods ended June 30, 2004 and 2003, respectively, representing a decrease of 3%. This decrease was primarily attributable to decreases in sales of Actimmune and Amphotec partially offset by increased sales of Infergen. For the six-month periods ended June 30, 2004 and 2003, Actimmune accounted for 87% and 93%, respectively, of our net product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

We experienced a decrease in the underlying demand for Actimmune during the first six months of 2004. We believe that the rate of patient referrals by physicians and the average duration of therapy are among the key uncertainties that will affect demand for Actimmune and our Actimmune revenue and total product revenue in future periods. The patient referral rate reflects the number of new patients who are prescribed Actimmune and who call the call center that coordinates with all of our specialty distributors, although these patients may elect not to have those prescriptions filled.  We believe that the following factors are among those that may affect the patient referral rate for Actimmune: better physician screening of patients who are likely to pursue treatment with Actimmune before referring them to the call center; lower physician or patient interest; the publication of results of our initial Phase III IPF clinical trial, GIPF-001, in the New England Journal of Medicine and the negative editorial that accompanied the publication; and that physicians may be holding some patients for screening and potential enrollment in our Phase III IPF clinical trial, GIPF-007, who would otherwise be put on Actimmune therapy.  During the first six months of

2004, the patient referral rate that we observed was significantly lower than we expected; however, we observed an increase in the average duration of therapy that was significantly greater than expected.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our revenues and inventory reserves. Cost of goods sold were $8.8 million and $7.9 million for the three-month periods ended June 30, 2004 and 2003, respectively. The gross margin percentage for our products was 75% and 78% for these periods in 2004 and 2003, respectively. The decrease in gross margin for the second quarter of 2004, when compared to the same period in 2003, was primarily due to a charge taken for excess inventories of Amphotec totaling $0.6 million, increased product costs to purchase Infergen and higher product costs of Actimmune due to foreign currency exchange rates of the euro against the U.S. dollar.

Cost of goods sold were $18.5 million and $17.7 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The gross margin percentage for our products was 75% and 77% for these periods in 2004 and 2003, respectively. The decrease in gross margin for the six-month period ending June 30, 2004, when compared to the same period in 2003, was primarily due to a charge taken for excess inventories of Amphotec totaling $0.6 million, increased product costs to purchase Infergen and higher product costs of Actimmune due to foreign currency exchange rates of the euro against the U.S. dollar.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.8 million and $0.9 million for the three-month periods ended June 30, 2004 and 2003, respectively. The amounts recorded for the three-month periods ending June 30, 2004 and 2003, respectively, were comprised of the amortization charges related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. The decrease for the 2004 period, versus the same period in 2003, was primarily due to a charge of $4.8 million taken in the third quarter of 2003 for the impairment of Amphotec product rights which reduced the remaining carrying value of the intangible asset being amortized.

We recorded amortization of acquired product rights of $1.6 million and $1.9 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The amortization charges for both 2004 and 2003 are related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. The decrease for the 2004 period, versus the same period in 2003, was primarily due to a charge of $4.8 million taken in the third quarter of 2003 for the impairment of Amphotec product rights which reduced the remaining carrying value of the intangible asset being amortized.

Research and development expenses

Research and development expenses were $20.4 million and $28.4 million for the three-month periods ended June 30, 2004 and 2003, respectively, representing a decrease of $8.0 million or 28%. The decrease for the three-month period ended June 30, 2004, versus the same period in 2003, was primarily due to reduced expenses associated with the development of oritavancin of $8.7 million, offset in part by increased spending of $2.5 million in our core therapeutics areas, pulmonology and hepatology.

Research and development expenses were $38.6 million and $60.3 million for the six-month periods ended June 30, 2004 and 2003, respectively, representing an decrease of $21.7 million or 36%. The decrease for the six-month period ended June 30, 2004, versus the same period in 2003, was primarily due to reduced expenses associated with the development of oritavancin of $16.4 million offset in part by increased spending of $0.7 million on our core programs as the result of refocusing our investment in pulmonology and hepatology. We continue to expect our research and development expenses for fiscal year 2004 to be lower than fiscal year 2003 primarily due to decreased spending on research and development projects that are not aligned with our strategic focus in pulmonology and hepatology.

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.0 million and $17.5 million for the three-month periods ended June 30, 2004 and 2003, respectively, representing an increase of $0.5 million or 3%. The increased spending for the three-month period ended June 30, 2004, versus the same period in 2003, was primarily due to higher compensation and recruiting costs of $1.4 million offset in part by lower spending on marketing programs for our marketed products of $0.7 million.

Selling, general and administrative expenses were $34.7 million and $31.1 million for the six-month periods ended June 30, 2004 and 2003, respectively, representing an increase of $3.6 million or 11%. The increased spending for the six-month period ended June 30, 2004, versus the same period in 2003, was primarily due to higher compensation and recruiting costs of $1.9 million, marketing programs for our marketed products of $0.7 million and external consultants of $0.7 million.

Acquired research and development and milestone payments

We recorded charges of $1.8 million for acquired research and development and milestone payments for the six-month period ended June 30, 2003.  The charges in 2003 related to milestone payments made as a result of the commencement of a Phase I clinical trial for PEG-Alfacon-1. We expensed this amount as acquired research and development and milestone payments as PEG-Alfacon-1 is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

Interest income

Interest income decreased to $0.9 million for the three-month period ended June 30, 2004, compared to $1.1 million for the three-month period ended June 30, 2003. Interest income decreased to $1.8 million for the six-month period ended June 30, 2004, compared to $2.2 million for the six-month period ended June 30, 2003. The decreases in interest income in the three-month and six-month periods ended June 30, 2004 reflected declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates.

Interest expense

Interest expense decreased to $1.9 million for the three-month period ended June 30, 2004, compared to $2.4 million for the three-month period ended June 30, 2003. Interest expense decreased to $4.2 million for the six-month period ended June 30, 2004, compared to $4.9 million for the six-month period ended June 30, 2003. The decreases in interest expense in the three-month and six-month periods ended June 30, 2004, reflect the repurchase of $52.5 million of the 5.75% notes in February 2004.

Other expense

Other expenses of $3.0 million for the six-month period ended June 30, 2004 were comprised of a $2.2 million premium paid and a non-cash charge of $0.8 million due to the acceleration of deferred issuance costs associated with our repurchase of $52.5 million in principal amount of our 5.75% convertible subordinated notes.

Liquidity and Capital Resources

At June 30, 2004, we had available cash, cash equivalents and available-for-sale securities of $307.1 million.  In July 2004, we completed the repurchase of all of the remaining $97.0 million in aggregate principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.  We paid a total of $102.6 million related to the repurchase, which included $2.8 million for accrued interest on the convertible subordinated notes and a premium of $2.8 million.  We will take a charge in the third quarter of 2004 of approximately $4.1 million, which includes the premium of $2.8 million and a non-cash charge totaling $1.3 million for the acceleration of the deferred issuance costs associated with the notes. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating activities used $19.8 million in cash during the six-month period ended June 30, 2004, primarily due to the loss from operations of $24.8 million, a decrease in accounts payable and accrued compensation totaling $9.3 million, offset by a decreases in inventories of $6.4 million and accounts receivable of $2.5 million. The decrease in accounts payable and accrued compensation was primarily a result of payments made during the 2004 period for inventories acquired during the fourth quarter of 2003. The decrease in inventories is due to product sales and reduced inventory purchases during the six-months of 2004 and the decrease in accounts receivable is the result of lower product sales for the period. Details concerning the loss from operations can be found above in this report under the heading “Results of Operations.”

Investing activities provided $24.7 million in cash during the six-month period ended June 30, 2004, due in part to maturities and sales of short-term investments totaling $91.4 million, offset by $66.1 million of short-term investment purchases and purchases of property and equipment of $0.6 million.  Cash provided by investing activities increased by $31.3 million for the 2004 period, compared to the same period in 2003, primarily due to the increase in maturities and sale of available-for-sale securities, net of purchases of available-for-sale securities of $120.2 million, and $18.8 million paid in the 2003 period related to the purchase of acquired product rights, including research and development and milestone payments.

Cash provided by financing activities of $111.4 million for the six-month period ended June 30, 2004 was primarily due to the receipt of net proceeds of $164.4 million related to the issuance of $170.0 million in 0.25% convertible senior notes due March 2011.  These proceeds were offset by the repurchase of $52.5 million in principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.  We paid a total of $55.0 million related to the repurchase, which included $0.4 million for accrued interest on the convertible subordinated notes and a premium of $2.2 million recognized as a loss on the early extinguishment of debt.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Although we are developing Actimmune for the treatment of IPF and ovarian cancer, Actimmune will not be marketed for IPF before 2008, if at all, and will not be marketed for ovarian cancer before 2006, if at all. We market Infergen for the treatment of chronic hepatitis C virus infections, but Infergen revenues may fail to grow significantly. We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2011, if at all. The development of PEG-Alfacon-1, a pegylated form of Infergen, for the treatment of chronic HCV infections, will be lengthy and very expensive and carries significant risk. Accordingly, we are looking for a development partner for PEG-Alfacon-1. If we are unable to enter into a development collaboration for PEG-Alfacon-1 on favorable terms, we may discontinue the program. Although we market Amphotec for invasive aspergillosis, we do not believe that it will provide sufficient revenue to us in the near future, if ever, and, consequently, we have decided to divest Amphotec. We are developing oritavancin for the treatment of complicated skin and skin-structure infections and have completed a Phase II clinical trial of oritavancin for the treatment of bacteremia, but we do not intend to market or co-market oritavancin. Accordingly, we are looking for a partner to assume the future investment in oritavancin. We may be unable to conclude either a sale of Amphotec or a partnering transaction for oritavancin in the near term or on favorable terms, if at all.

We may fail to develop our products on schedule, or at all, for the reasons stated in this ‘‘Risks Related to the Development of Our Products and Product Candidates’’ section of the risk factors. If this were to occur, our costs would increase and our ability to generate revenue could be impaired. In addition, we may need to raise capital in amounts greater than we anticipate in order to continue our development activities as planned. If additional capital is not available, we may be forced to curtail our development activities or cease operations.

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

Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to Actimmune as a treatment for IPF are increasing due to our need to conduct an additional Phase III clinical trial, as our first Phase III clinical trial of Actimmune for the treatment of IPF failed to show a significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life. If there are any significant delays for this or any of our other current or planned clinical trials, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs.

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate a preclinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

We may not be able to recover our investment in our strategic non-core assets through strategic divestiture or partnering, which could harm our business and our results of operations.

In 2003, we reorganized our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology. As a result, we are looking for a partner to assume the future development investment in oritavancin and are in the process of divesting Amphotec. We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial. We will make a decision as to the future of this program when we receive data from a planned interim analysis of progression-free survival, which we anticipate in the second half of 2005. We have spent significant resources in the acquisition and development of these assets. We may in the future determine that additional product candidates or programs are not consistent with our future business strategy. We may not be able to recover our investment in some or all of these assets in full. In such event, we will have expended resources on programs that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

Risks Related to Government Regulation and Approval of our Products and Product Candidates

If we have failed to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, which would harm our business.

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of IPF, we are aware that physicians are prescribing Actimmune for the treatment of IPF. Substantially all of our Actimmune revenues are derived from physicians’ prescriptions for off-label use. We are also aware that physicians are prescribing Infergen in combination with ribavirin therapy and prescribing daily administration of Infergen for the treatment of chronic HCV infections, even though the FDA has not approved this combination or dosing regimen for the treatment of chronic HCV infections. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not market Actimmune for the treatment of IPF, or Infergen in combination with ribavirin therapy, or the daily Infergen regimen for the treatment of chronic HCV infections. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. The federal government has sought large civil and criminal fines against manufacturers for alleged improper promotion, and the FDA has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunction under which certain promotional conduct is changed or curtailed. We are aware of one instance in which the Office of the Inspector General has sought criminal penalties and a corporate integrity agreement against a pharmaceutical manufacturer requiring the company to pay substantial fines and to monitor certain promotional activities to ensure compliance with FDA regulations. We engage in medical education activities that are subject to scrutiny under the FDA’s regulations relating to off-label promotion. While we believe we are currently in compliance with these regulations, the regulations are subject to varying interpretations, which are evolving.

On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania for wrongful termination. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of the FDA’s rules and the Commonwealth of Pennsylvania’s Unfair Trade Practice and Consumer Protection Law.  Among other things, Ms. Gallagher alleges that we engaged in deceptive practices, such as establishing a patient registry to market Actimmune for unapproved indications and structuring our compensation systems to advance the allegedly unlawful marketing.

In addition, we are subject to a federal class action lawsuit alleging that we, our former chief executive officer and our current chief financial officer made certain false and misleading statements in violation of the federal securities laws.  In connection with this lawsuit, the plaintiff has made similar allegations to those of Ms. Gallagher with respect to our alleged off-label promotion of Actimmune.

The FDA or other governmental agencies may choose to investigate these allegations.  If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to off-label promotion in connection with past or future activities, we could be subject to civil and/or criminal sanctions such as those noted above in this risk factor, any of which would have an adverse effect on our revenues, business and financial prospects.

In addition, some of the agreements pursuant to which we license our products, including our license agreement relating to Actimmune, contain provisions requiring us to comply with applicable laws and regulations, including the FDA’s restriction on the promotion of FDA approved drugs for off-label uses. As a result, if it were determined that we violated the FDA’s rules relating to off-label promotion in connection with our marketing of Actimmune, we may be in material breach of our license agreement for Actimmune. If we failed to cure a material breach of this license agreement, we could lose our rights to Actimmune under the agreement.

If the FDA imposes significant restrictions or requirements related to our products for any disease or withdraws its approval of any of our products for any disease for which they have been approved, our revenues would decline.

The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose additional requirements for post-approval studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. In this regard, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard ‘‘notice of observations.’’ While we believe that all of these observations have been appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays. Our existing approvals for diseases, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements or to meet our post-approval commitments. For example, we have ongoing Phase IV post-marketing commitments to the FDA relating to Actimmune for the treatment of CGD and osteopetrosis, Infergen for the treatment of HCV and Amphotec for the treatment of invasive aspergillosis. Our failure to adequately address these ongoing Phase IV commitments could result in a regulatory action or restriction, such as withdrawal of the relevant product’s approval by the FDA. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with FDA or other governmental regulations.

For a description of restrictions relating to the off-label promotion of our products, please see the risk factor titled, ‘‘If we fail to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, which would harm our business’’ above.

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

For example, we recently reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections. However, in two additional small clinical pharmacology trials, we observed adverse events, primarily phlebitis and rash, that were inconsistent with the safety profile observed in prior clinical trials of oritavancin. Since the cause of the inconsistency is unknown, the FDA has requested an additional clinical safety trial be completed prior to the submission of a New Drug Application, or NDA, for oritavancin. Because of the need to perform an additional clinical trial, further development of oritavancin for the treatment of complicated skin and skin-structure infections will require additional investment, and FDA approval of oritavancin for the treatment of complicated skin and skin-structure infections will be delayed or may never be achieved.

The pricing and profitability of our products may be subject to control by the government and other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. For example, in most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. For example, federal legislation was enacted on December 8, 2003 which provides a new

Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune, Infergen, Amphotec or any other products we may develop in the future, which would reduce our revenues and potential profitability.

Our failure or alleged failure to comply with anti-kickback and false claims laws could result in civil and/or criminal sanctions and/or harm our business.

We are subject to various federal and state laws pertaining to health care ‘‘fraud and abuse,’’ including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify ‘‘safe harbors’’ or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal and state and third-party payment for our products, and the sale and marketing of our products, are subject to scrutiny under these laws. For example, we are one of what we believe to be a number of companies that have received letters from the Office of the Florida Attorney General directing us to keep certain records relating to its Medicaid rebate reporting until the Office of the Florida Attorney General has concluded an investigation that was initiated by the state following large false claims act settlements by other manufacturers. We have not been asked to produce any records or otherwise been advised of the nature of the allegations against us, if any. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

In addition, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their “off-label” promotion of drugs.  For information regarding allegations with respect to “off-label” promotion by us, please see “If we have failed to comply in the past or fail to comply in the future with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, which would harm our business” above.

If the government were to allege that we were, or convict us of, violating these laws, there could be a material adverse effect on us, including a substantial fine or decline in our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

• it may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

• failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard ‘‘notice of observations.’’ While we believe that all of these observations have been appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of our products for commercial purposes. These third parties include Boehringer Ingelheim Austria GmbH, Amgen Inc., Abbott Laboratories, Inc., Cardinal Health PTS, Inc. and Ben Venue Laboratories. We have long-term supply contracts with Boehringer Ingelheim Austria GmbH for Actimmune, with Amgen Inc. for Infergen and with Abbott Laboratories, Inc. for oritavancin. However, if we do not perform our obligations under these agreements, they may be terminated.

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

• when we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers’ facilities and processes prior to our use or sale of products they manufacture for us. This requires new testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates. For example, we have transferred the manufacturing of oritavancin from Eli Lilly and Company to a third-party manufacturer, and our third-party manufacturer’s finished product has not yet demonstrated a comparable safety profile to that demonstrated by Lilly’s oritavancin product. If the finished oritavancin product of our third-party manufacturer does not have a comparable safety profile to that demonstrated by Lilly’s oritavancin product, our ability to commercialize or partner oritavancin would be slowed or halted, which would significantly harm our business;

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

If our third-party contractors do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in or prevented from obtaining regulatory approvals for our products and product candidates, and may not be able to successfully commercialize our products and product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for all of our products and product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. Our ability to monitor and audit the performance of these third parties is limited. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed, resulting in potentially substantial cost increases to us and other adverse impacts on our product development efforts. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

Risks Related to the Commercialization of Our Products and Product Candidates

If we are not able to obtain required regulatory approvals to change Infergen’s label to provide for daily dosing and to market Infergen in combination with ribavirin or other anti-viral drugs, our revenues, business and financial prospects would be adversely affected.

We believe that market acceptance of and demand for Infergen for the treatment of chronic HCV infections may depend upon our ability to change Infergen’s label to provide for daily dosing and to market Infergen in combination therapy with ribavirin or other anti-viral drugs. Before we may change Infergen’s label or market Infergen for use in combination therapy with ribavirin or any other anti-viral drug, we will need to obtain FDA approval. To seek and obtain such approval, we will need to supplement Infergen’s current FDA license with data that support daily use of Infergen and the combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic HCV infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. In June 2004, we initiated a Phase III clinical trial designed to evaluate the safety and efficacy of daily Infergen in combination with ribavirin for the treatment of patients chronically infected with HCV who have failed to respond to a previous course of therapy with pegylated interferon alfa-2 plus ribavirin. However, we cannot provide assurance that this trial will be successful. In addition, seeking FDA approval for Infergen combination therapy may, in certain circumstances, involve our complying with FDA patent certification and notice provisions relating to ribavirin that could result in deferral for up to 30 months or, in the case of judicial intervention, longer, of FDA approval pending the outcome of ongoing patent infringement litigation. If we are unable to obtain FDA approval of daily dosing of Infergen and for these new uses for Infergen, we will be unable to market Infergen in combination with ribavirin or other anti-viral drugs, and our revenues, business and financial prospects would be adversely affected.

If Amgen is unable or refuses to meet our requirements for the manufacture of Infergen or we cannot manufacture PEG-Alfacon-1 in sufficient quantities or at an acceptable cost in the future to meet anticipated commercial demand, our revenues, business and financial prospects would be adversely affected.

Amgen is our exclusive manufacturer of Infergen. If Amgen is unable or refuses to meet our requirements for the manufacture of Infergen, we would be unable to meet market demand for Infergen, which would harm our ability to generate revenue. In addition, we have limited control over the cost of goods for Infergen. If we are unable to purchase Infergen at an acceptable cost, it would have a material and adverse effect on our revenues, business and financial prospects. Although we have an existing manufacturing process for PEG-Alfacon-1 that has been sufficient to meet our needs to date, there are technical challenges to scaling-up that process to meet anticipated commercial demand. These challenges include attempting to maintain the bioactivity of the compound during the pegylation process. There is no assurance that we will successfully complete any required scale-up. If we develop and commercialize PEG-Alfacon-1 and are unable to obtain or manufacture a sufficient supply of PEG-Alfacon-1, our revenues, business and financial prospects would be adversely affected.

Existing patents and patents acquired by others in the future may limit our ability to market our products for the treatment of chronic HCV infections.

Our competitors and their strategic partners have substantial and extensive patent rights in connection with combination therapy of interferon alpha and ribavirin for the treatment of chronic HCV infections. For example, we are aware of three U.S. patents that relate to the use of interferon alpha and ribavirin to treat chronic HCV infections. These patents expire in 2015, 2016 and 2017, respectively. We believe that these patents may prevent us from marketing Infergen in combination therapy with ribavirin. If, because of these patents, we are unable to market Infergen or PEG-Alfacon-1 with ribavirin, the commercial prospects for Infergen or PEG-Alfacon-1 are likely to be reduced and our prospects for profitability may be impaired. Further, we believe that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for combination therapy of interferon alpha and other anti-viral drugs for the treatment of chronic HCV infections. If those patent applications were to issue, we may be unable to market Infergen or PEG-Alfacon with ribavirin or with another anti-viral drug, reducing the commercial prospects for Infergen and our prospects for profitability.

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

Because our competitors’ pegylated interferon alpha products permit less frequent dosing than non-pegylated products, Infergen, which is not pegylated, is at a competitive disadvantage with respect to frequency of administration, which may impede its ability to gain acceptance with physicians and patients.

Pegylated interferon alpha products may have an advantage over non-pegylated products because they circulate longer in the body, permitting a less frequent dosing schedule and enhancing efficacy in some patients infected with the HCV virus. Because our competitors Schering-Plough Corporation and Roche Laboratories have commenced marketing their respective pegylated interferon alpha products, Infergen, which is a non-pegylated interferon alpha product, is at a significant disadvantage in the market with respect to the frequency of administration, which may impede its ability to gain acceptance with physicians and patients and thus our ability to generate revenue. In addition, both of these companies have obtained and will likely continue to obtain significant patent protection relating to their respective products.

If non-interferon-based products prove to be safe and effective in the treatment of chronic HCV infections, our business and financial prospects will be adversely affected.

Specific targeted agents directed against HCV may be effective in reducing the amount of virus in infected chronic HCV patients. If the use of these specific targeted anti-HCV agents proves to be effective in the treatment of chronic HCV infections, then the use of interferon-based therapies, like Infergen for chronic HCV infections may diminish, which would harm our business.

If we are unable to achieve results that are consistent with our assessment of the current and future market potential of Infergen and PEG-Alfacon-1, we may be required to take a charge to the carrying value of our Infergen-related intangible asset that would have a material adverse effect on our financial condition and results of operations.

If the use of interferon-based therapies, including Infergen, for chronic HCV infections were to diminish or not grow as we expect, this could impact the recoverability of the Infergen-related intangible asset, which was $16.4 million as of June 30, 2004. During the quarter ended December 31, 2003, we conducted a detailed assessment of the current and future market potential of Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies. This assessment resulted in no reduction of the carrying value of the Infergen-related intangible asset. If we are unable to achieve results consistent with those assumed in our detailed assessment, it may be necessary to perform a future detailed assessment, which could result in a reduction of the carrying value of the Infergen-related intangible asset. This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

We rely on one customer for approximately 59% of our total product sales. If this customer does not continue to sell our products at its current levels, our business will be harmed.

During the six-month period ended June 30, 2004, Priority Healthcare accounted for approximately 59% of our total product sales and 54% of our outstanding receivables. If this customer or any other customer that sells a significant portion of our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenues in any period or harm our business generally.

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

Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendium listing. The drug compendia list approved indications that products have received from the FDA. The compendia also evaluate the body of clinical evidence to determine whether an off-label use of products should be listed in the compendia as medically appropriate. A compendium listing of an off-label use is many times a requirement by payors, such as Medicare and private payors, to approve that use. To receive a compendium listing for the use of Actimmune in the treatment of IPF, we would have to complete an application and submit clinical data regarding the use of Actimmune in the treatment of IPF. We have not yet applied for a compendium listing for Actimmune for the treatment of IPF. We are awaiting the publication of clinical data in a peer-reviewed journal, which we believe is necessary to support a compendium application for Actimmune for the treatment of IPF. If we are unable to acquire a compendium listing for Actimmune for the treatment of IPF, additional third-party payors may decide to deny reimbursement for Actimmune for the treatment of IPF, and fewer physicians may prescribe Actimmune for such treatment. If either of these were to occur, sales of Actimmune would decline and our revenues would suffer.

Some third-party payors have denied coverage for Actimmune for the treatment of IPF for a variety of reasons, including the cost of Actimmune, the fact that IPF is not an FDA approved indication for Actimmune or a third-party payor’s assessment that a particular patient’s case of IPF has advanced to a stage at which treatment with Actimmune would not have a significant effect. We believe that approximately 70% of the patients who seek coverage for Actimmune for the treatment of IPF from private third-party payors are able to obtain coverage. While coverage trends have not changed significantly in the last 24 months, major health plans could further restrict coverage or adopt a policy of no coverage.

Medicare generally does not provide coverage for drugs, like Actimmune, that are administered by injection in the home. However, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare has recently discussed the possibility of refusing to provide coverage for products for a specific indication unless the product has been approved by the FDA for that indication. If Medicare were to make a formal decision not to cover the off-label use of products, it may have a negative impact on the willingness of private third-party payors to provide coverage for the off-label use of products such as Actimmune.

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

There is no FDA approved therapy available for the treatment of IPF. We believe that the primary competition for Actimmune or pirfenidone, if either is approved by the FDA for the treatment of IPF, will initially consist of products that are approved for other indications and for which clinical development for IPF is contemplated or underway, such as Enbrel, Gleevec, Tracleer, Mucomist and Imuran.

Infergen competes with other forms of interferon alpha, such as PEG-Intron and Intron A, which are marketed by Schering-Plough, and Pegasys and Roferon-A, which are marketed by Roche Laboratories. These competitive products, which are marketed in combination with ribavirin therapy, dominate the chronic HCV infection market. Pegylated interferon products, such as PEG-Intron and Pegasys, have an advantage over non-pegylated products because they circulate longer in the body, permitting a less frequent dosing schedule and enhancing efficacy in some patients infected with HCV. We also believe that additional therapies, such as Enbrel, Aranesp and Neulasta, may be developed for use in conjunction with interferon alpha products for the treatment of HCV infections.

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

Others have filed and in the future may file patent applications covering uses and formulations of interferon gamma-1b, interferon alpha, pegylated versions of these products and other products in our development program. If a third party has been or is in the future issued a patent that blocked our ability to commercialize any of our products, alone or in combination, for any or all of the diseases that we are targeting, we would be prevented from commercializing that product or combination of products for that disease or diseases unless we obtained a license from the patent holder. We may not be able to obtain such a license to a blocking patent on commercially reasonable terms, if at all. If we cannot obtain, maintain and protect the necessary proprietary rights for the development and commercialization of our products or product candidates, our business and financial prospects will be impaired.

If we breach our license agreements, we may lose our ability to develop and sell our products.

We license certain patents and trade secrets relating to Actimmune from Genentech, Inc; relating to Infergen from Amgen Inc.; relating to pirfenidone from Marnac, Inc. and KDL GmbH; and relating to oritavancin from Eli Lilly and Company. If we breach any of our agreements with Genentech, Amgen, Marnac and KDL or Lilly, any of these licensors could terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products, which could adversely affect our revenues and financial prospects.

Over time, we will lose our ability to block others from using the intellectual property we currently own to create competing products, which may impair our ability to generate revenues.

We have licensed certain patents relating to interferon gamma-1b, the active ingredient in Actimmune, from Genentech. Certain of the U.S. patents covering DNA vectors and host cells relating to interferon gamma-1b expire in 2005 and 2006. In addition, a U.S. patent relating to the composition of interferon gamma-1b expires in 2014. Other material U.S. patents relating to interferon gamma-1b expire between 2009 and 2013. When these various patents expire, we will be unable to use these patents to block others from marketing Actimmune in the United States.

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

Once our patents expire, we will be subject to competition from third parties who will be able to use the intellectual property covered by these patents, which could impair our ability to generate revenues.

Our competitors and others may have or may obtain rights that may limit or prevent us from developing and commercializing our products and product candidates.

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

Our commercial success depends in part on our ability and the ability of our collaborators to avoid infringing patents and proprietary rights of third parties. As noted in the immediately preceding risk factor, third parties may accuse us or our collaborators of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization. Any legal action against our collaborators or us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. We cannot predict whether we or our collaborators would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If we are unable to obtain such a license, we or our collaborators may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability. Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above. Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

If the owners of the intellectual property we license fail to maintain the intellectual property, we may lose our rights to develop our products or product candidates.

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

If our employees, consultants and vendors do not comply with their confidentiality agreements or our trade secrets otherwise become known, our ability to generate revenue and profits may be impaired.

We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements generally provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees and consultants, our agreements generally provide that all inventions made by the individual while engaged by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. If our trade secrets become known, we may lose a competitive advantage and our ability to generate revenue may therefore be impaired.

By working with corporate partners, research collaborators and scientific advisors, we are subject to disputes over intellectual property, and our ability to obtain patent protection or protect proprietary information may be impaired.

Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by our corporate partner and us and in other cases become the exclusive property of one of us. It can be difficult to determine who owns a particular invention, and disputes could arise regarding those inventions. These disputes could be costly and could divert management’s attention from our business. Our research collaborators and scientific advisors have some rights to publish our data and proprietary information in which we have rights. Such publications may impair our ability to obtain patent protection or protect our proprietary information, which could impair our ability to generate revenues.

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

If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our revenues will decline. In addition, the patient referral rate may decline. The patient referral rate reflects the number of new patients who are prescribed Actimmune and who call the call center that coordinates with all of our specialty distributors, although these patients may elect not to have those prescriptions filled.  During the first six months of 2004, the patient referral rate that we observed was significantly lower than we expected, and our Actimmune revenues declined from $71.0 million for the six months ended June 30, 2003 to $64.3 million for the six months ended June 30, 2004.  If this new lower rate of patient referrals continues or declines further, our Actimmune revenue and total revenue may decline further. We do not know if the lower referral rate was due to better physician screening of patients who are likely to pursue treatment with Actimmune before referring them to the call center or lower physician or patient interest. In addition, the patient referral rate may have been adversely affected by the initiation of our second Phase III clinical trial evaluating the efficacy and safety of Actimmune as a treatment for IPF, as physicians may have held some patients who would have been put on Actimmune therapy for screening and potential enrollment in this trial. The patient referral rate also may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune for the treatment of IPF. The article concluded that ‘‘[i]n a well-defined population of patients with idiopathic pulmonary fibrosis, [Actimmune] did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.’’ The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of ‘‘increased survival among patients who were compliant with interferon gamma-1b treatment’’ by stating, ‘‘[i]t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.’’ The editorial concluded by stating, ‘‘[s]tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.’’

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

We have lost money since inception, and our accumulated deficit was approximately $420.9 million at June 30, 2004. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods. Actimmune revenues declined from $71.0 million for the six-month period ended June 30, 2003 to $64.3 million for the six-month period ended June 30, 2004, representing a decrease of approximately 9%. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Failure to accurately forecast our revenues could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $1.1 million during the quarter ended September 30, 2003 and $0.1 million during the quarter ended December 31, 2003 and $0.6 million during the second quarter of 2004 for excess inventories and non-cancelable purchase obligations. If revenue levels experienced in future quarters are substantially below our expectations, especially those revenues from sales of Actimmune and/or Infergen, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For additional information relating to difficulties we have experienced forecasting revenues, see the risk factor titled, ‘‘We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value’’ below.

If we are unable to divest Amphotec, we may need to record another impairment charge for Amphotec, which would have a material adverse effect on our financial condition and results of operations.

The recoverability of the carrying value of the Amphotec-related intangible asset that we acquired in 2001 is based on its ability to generate a profit from sales. During the quarter ended September 30, 2003, we recorded a charge of $4.8 million for the impairment of Amphotec product rights. This impairment charge reduced the remaining carrying value of the intangible asset recorded in 2001 when we acquired the product. This reduction was based on our detailed assessment of the current and future market potential of Amphotec, which took into account that sales levels have been lower than we expected and that Amphotec is not aligned with our new strategic focus in pulmonology and hepatology. If we are unable to divest the product or to achieve results consistent with those assumed in our assessment, it may be necessary to further reduce the remaining carrying value of the Amphotec intangible asset, which was $1.6 million as of June 30, 2004. This would have a material adverse effect on our financial condition and results of operations during any period in which we recognize any such reduction.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The testing, marketing and sale of medical products entail an inherent risk of product liability. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. While we believe that our clinical trial and product liability insurance currently provides adequate protection to our business, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

Our use of hazardous materials, chemicals, viruses and radioactive compounds exposes us to potential liabilities.

Our research and development activities involve the controlled use and disposal of hazardous materials, chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines, which may not be covered by or may exceed our insurance coverage.

We face certain litigation risks that could harm our business.

We have had several federal securities class actions lawsuits filed against us alleging that we, our former chief executive officer and our current chief financial officer made certain false and misleading statements in violation of the federal securities laws. In addition, a derivative action was filed in California state court against our directors, our former chief executive officer, and our current chief financial officer that is based on the same factual allegations as the purported federal securities class actions and alleges state law claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We and the other defendants filed a motion to dismiss the federal class action on April 2, 2004, which was granted in part and denied in part. Plaintiffs were given leave to amend and have until August 21, 2004 to amend their complaint.  In the state action, the court has sustained the two motions made by us and the other defendants to dismiss two successive complaints filed by the plaintiff. The plaintiff amended his second amended complaint on July 30, 2004. We intend to file a motion to dismiss to this third amended complaint. The results of complex legal proceedings, such as these, are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be quite significant, and certain costs, such as those below a deductible amount, are not covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

On March 19, 2004, plaintiff Ms. Joan Gallagher filed an action against InterMune and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004.  The defendants have moved to dismiss the first amended complaint on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. The motion is pending. We cannot predict whether the outcome of this litigation will have a material adverse effect on our business.

Insurance coverage is increasingly difficult to obtain or maintain.

While we currently maintain clinical trial and product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and warehouse and transit insurance, first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policies may impact our future ability to obtain or maintain insurance coverage at reasonable costs, if at all.

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

We had 253 employees as of June 30, 2004, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. In addition, we do not have any key employee insurance. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. In the last 12 months, we have experienced significant changes in our management team, as a result of the evolving nature of our business. These changes may make it more difficult to attract and retain key personnel. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

Risks Related to our Common Stock

We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value.

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

• negative publicity about the results of our clinical studies may reduce demand for our products and product candidates;

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

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value. In this regard, as a result of changing market dynamics for Actimmune, on April 29, 2004 we removed our Actimmune and total revenue guidance for the year ending December 31, 2004 that was provided on January 29, 2004. Our stock price decreased by $3.30, or 18%, to $14.71 by the close of business on April 30, 2004, the day after we removed this guidance. The changes in market dynamics relate to new rates of patient referrals and average duration of therapy.  During the first six months of 2004, the patient referral rate that we observed was significantly lower than we expected, and our Actimmune revenues declined from $71.0 million for the six months ended June 30, 2003 to $64.3 million for the six months ended June 30, 2004.  However, we observed an increase in the average duration of therapy that was significantly greater than expected.  For a description of factors that may have affected our patient referral rate during the first six months of 2004, please see the risk factor titled, ‘‘If physicians do not prescribe Actimmune or prescribe it less often for the treatment of IPF, our revenues will decline’’ above.

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended June 30, 2004, the closing price of our common stock on the Nasdaq National Market ranged from $12.49 to $24.55. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

• our failure to meet our publicly announced revenue and/or expense projections and/or other financial guidance;

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

In addition, the stock market in general, and the NASDAQ National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. Periods of volatility in the market price of a company’s securities frequently results in securities class action and shareholder derivative litigation against that company. This type of litigation can result in substantial costs and a diversion of management’s attention and resources, as discussed in more detail above. We have recently had several lawsuits filed against us, as discussed under the risk factor titled, ‘‘We face certain litigation risks that could harm our business.’’

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.

At June 30, 2004, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 71% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

Substantial sales of shares may negatively impact the market price of our common stock.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or conversion of our outstanding convertible notes the market price of our common stock may decline. In addition, the existence of our outstanding convertible notes may encourage short selling by market participants. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock. We have filed registration statements covering the approximately 9,880,761 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of June 30, 2004.

We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes and the 7,858,811 shares of common stock issuable upon conversion of such notes. In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights with respect to approximately 3.9 million shares of our common stock as of June 30, 2004.

We have implemented anti-takeover provisions, which could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders, or frustrate or prevent any attempts by our stockholders to replace or remove our current management or Board of Directors.

The existence of our stockholder rights plan and provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions:

• establish a classified board of directors so that not all members of our board may be elected at one time;

• authorize the issuance of up to 5,000,000 shares of ‘‘blank check’’ preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

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

Risks Related to Our Outstanding Convertible Notes

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of June 30, 2004, our annual debt service obligations on our outstanding convertible notes was approximately $0.4 million per year in interest payments. As of June 30, 2004, we had purchased an aggregate of $52.5 million in principal amount of our 5.75% convertible subordinated notes due 2006. During the third quarter of this year, we repurchased the remaining $97.0 million of our outstanding 5.75% convertible subordinated notes due 2006 with the proceeds we received upon the initial sale by us of the notes being offered for resale under this prospectus.  Our annual debt service obligations on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 is $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

If a designated event, such as the termination of trading of our common stock on the Nasdaq National Market or a specified change of control transaction, occurs prior to maturity, we may be required to redeem all or part of our 0.25% convertible senior notes due 2011. We may not have enough funds to pay the redemption price for all tendered notes. Although the indenture governing the 0.25% convertible senior notes due 2011 allows us in certain circumstances to pay the applicable redemption prices in shares of our common stock, if a designated event were to occur, we may not have sufficient funds to pay the redemption prices for all the notes tendered. We have not established a sinking fund for payment of our outstanding notes, nor do we anticipate doing so. In addition, any future credit agreements or other agreements relating to our indebtedness may contain provisions prohibiting redemption of our outstanding notes under certain circumstances, or expressly prohibit our redemption of our outstanding notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. If a designated event occurs at a time when we are prohibited from purchasing or redeeming our outstanding notes, we could seek the consent of our lenders to redeem our outstanding notes or attempt to refinance this debt. If we do not obtain consent, we would not be permitted to purchase or redeem our outstanding notes. Our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, which might constitute a default under the terms of our other indebtedness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The table below presents the principal amounts and weighted-average interest rates by year of effective maturity for our investment portfolio:

	2004	2005	2006	2007	2008	2009 and thereafter	Total	Fair value at June 30, 2004
	(in millions)

Assets:
Cash equivalent and available-for-sale securities	$251.1	$43.8	$0.7	—	—	—	$295.6	$295.1
Average interest rate	1.4%	1.9%	3.3%	—	—	—	—
Liabilities:
5.75% Convertible subordinated notes due 2006	—	—	$97.0	—	—	—	$97.0	$99.2
Average interest rate	—	—	5.75%	—	—	—	—	—
0.25% Convertible senior notes due 2011	—	—	—	—	—	$170.0	$170.0	$153.4
Average interest rate	—	—	—	—	—	0.25%	—	—

We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in euros.  This exposes us to U.S. dollar/euro foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from Boehringer Ingleheim over the next one year, we have instituted a foreign currency cash flow hedging program.  We hedge portions of our forecasted foreign currency cash payments with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges.  Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts.  In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

Item 4. Controls and Procedures.

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

Changes in internal controls.    There was no change in our internal control over financial reporting during our second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and our current chief financial officer.  On November 6, 2003, the various complaints were consolidated by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed.  A consolidated complaint entitled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004.  The consolidated amended complaint named us and our former chief executive officer as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. We and the other defendants filed a motion to dismiss the complaint on April 2, 2004, which was granted in part and denied in part.  Plaintiffs were given leave to amend and have until August 21, 2004 to amend their complaint, but have not yet done so.  We believe that we have meritorious defenses to the allegations contained in the securities class action complaint and intend to defend ourselves vigorously.  No trial date has been scheduled.

On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our current chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action seeks unspecified damages, injunctive relief and restitution. The court has sustained the two motions made by us and the other defendants on December 8, 2003 and April 29, 2004 to dismiss two successive complaints filed by the plaintiff on November 3, 2003 and March 25, 2004, respectively.  The plaintiff amended his second amended complaint on July 30, 2004.  We intend to file a motion to dismiss to this third amended complaint.  We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously. No trial date has been scheduled.

On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004. The defendants have moved to dismiss the first amended complaint on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. The motion is pending. We cannot predict whether the outcome of this litigation will have a material adverse effect on our business.

We believe that the factual allegations and circumstances underlying the purported securities class actions, the derivate action and the wrongful termination suit are without merit. The litigation may be costly and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. While it is not possible to predict accurately or to determine the eventual outcome of this litigation, an unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2004, our 2004 annual meeting of stockholders was held at our corporate offices in Brisbane, California. During this meeting, our stockholders voted on the following five proposals:

(1) Proposal to elect three Class I directors to hold office until the 2007 annual meeting of stockholders and until their successors are elected and have qualified, or until their earlier death, resignation or removal:

Nominee	For	Withheld
Michael L. Smith	25,176,872	3,629,318
Daniel G. Welch	25,209,191	3,596,999

Our Class II directors, James I. Healy, M.D., Ph.D., and William R. Ringo, Jr. will each continue to serve on our Board of Directors until our 2005 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  Our Class III directors, William A. Halter, Thomas R. Hodgson, and Jonathan S. Leff, will each continue to serve on our Board of Directors until our 2006 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(2) Proposal to amend our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 51,000,000 shares to 70,000,000 shares:

For	Against	Abstain	Broker Non-Votes
25,260,708	3,537,622	7,860	0

(3) Proposal to amend and restate our 2000 Equity Incentive Plan to change certain terms, including an increase by 1,000,000 shares of the aggregate number of shares of common stock authorized for issuance thereunder:

For	Against	Abstain	Broker Non-Votes
18,000,083	6,019,174	7,502	4,779,431

(4) Proposal to amend and restate our 2000 Non-Employee Directors’ Stock Option Plan to change certain terms, including an increase by 250,000 shares of the aggregate number of shares of common stock authorized for issuance thereunder:

For	Against	Abstain	Broker Non-Votes
18,680,396	5,331,823	14,540	4,779,431

(5) Proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain	Broker Non-Votes
25,618,828	3,180,103	7,259	0

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001. (2)
3.3	Bylaws of Registrant. (1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (3)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (4)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (4)
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

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

(4)           Filed herewith.

*              This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)           Reports on Form 8-K.

On April 29, 2004, we filed a current report on Form 8-K describing and furnishing (i) information and an agreement related to a waiver of Section 203 of the Delaware General Corporation Law to Warburg Pincus LLC and (ii) the press release announcing our earnings for the year and quarter ended March 31, 2004, which press release included our condensed consolidated balance sheets and statements of operations for the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2004	InterMune, Inc.

	By:	/s/ SHARON SURREY-BARBARI
Sharon Surrey-Barbari
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)