Form 10-Q/A
period 2004-06-30
INTERMUNE INC
filed 2004-08-11
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No 1)

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

Explanatory Note

This amendment is being filed solely to add Exhibit 10.76, which was inadvertently omitted from our Form 10-Q filed on August 9, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001. (2)
3.3	Bylaws of Registrant. (1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (3)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (4)
10.76	Separation and Consulting Agreement, dated as of May 7, 2004, between the Registrant and Stephen N. Rosenfield. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (4)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (4)
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

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

(4)                                  Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(5)                                  Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2004	InterMune, Inc.

	By:	/s/ SHARON SURREY-BARBARI
Sharon Surrey-Barbari
Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer and Duly Authorized Officer)