Form 10-Q/A
period 2003-09-30
INTERMUNE INC
filed 2004-09-07
CIK 1087432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as an exhibit-only filing solely to include certain information that had previously been redacted from Exhibit 10.64.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                                                                                Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3	Bylaws of Registrant.(1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(4)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (5)
4.5	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
10.64*	Amendment No. 2 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.
10.65	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch. (6)
10.66	Consulting Agreement and Mutual Releases, dated September 25, 2003, between Registrant and Scott Harkonen. (6)
10.67	Escrow Agreement, dated September 25, 2003, among Registrant, Scott Harkonen and U.S. Bank, National Association. (6)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

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

(4)                                  Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2001.

(5)                                  Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(6)                                  Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

Date:	September 7, 2004		InterMune, Inc.

		By:	/s/ Daniel G. Welch
Daniel G. Welch
President and Chief Executive Officer

		By:	/s/ Bennet L. Weintraub
Bennet L. Weintraub
Interim Chief Financial Officer (Principal Financial and Accounting Officer)