Form 10-Q/A
period 2004-03-31
INTERMUNE INC
filed 2004-09-07
CIK 1087432

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as an exhibit-only filing solely to include certain information that had previously been redacted from Exhibit 10.74.

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

10.74*	Aralast Promotion Agreement, dated as of March 26, 2004, by and between Registrant and Baxter Healthcare Corporation.
10.75	Consulting Agreement by and between Registrant and Peter Van Vlasselaer dated April 2, 2004. (7)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

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

(7)           Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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