Form 10-K/A
period 2003-12-31
INTERMUNE INC
filed 2004-09-09
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

(415) 466-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2003, the aggregate market value (based upon the closing sales price of such stock as reported in the NASDAQ National Market on such date) of the voting stock held by non-affiliates of the registrant was $364,827,192. Excludes an aggregate of 9,249,937 shares of the registrant’s Common Stock held by officers and directors and by each person known by the registrant to own 5% or more of the registrant’s outstanding common stock as of June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 29, 2004, the number of outstanding shares of the registrant’s Common Stock was 31,878,929 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”) or amend Items 2, 4, 5, 6, 7A, 9, 9A and 10-14 of the  Form 10-K.  This amendment reflects certain revisions and clarifications to Items 1, 3, 7, 8 and 15 of the Form 10-K.

INTERMUNE, INC.

AMENDED ANNUAL REPORT ON FORM 10-K/A

(AMENDMENT NO. 2)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

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

•                                          changes in industry practices; and

•                                          one-time events.

You should also consider carefully the statements under the heading “Risk Factors” below, which address additional factors that could cause our results to differ from those set forth in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Report, including those discussed in this Report under the heading “Risk Factors” below. Because of the factors referred to above, as well as the factors discussed in this Report under the heading “Risk Factors” below, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. When used in the Report, unless otherwise indicated, “InterMune,” “we,” “our” and “us” refers to InterMune, Inc.

Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. In 2003, we reorganized our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology. We have a stable revenue base provided primarily by our two core marketed products, advanced-stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets, and several strategic non-core assets that we believe provide us the opportunity to create value. In 2003, our total product revenues increased 38% to $154.1 million for the year ended December 31, 2003, from $112.0 million for the year ended December 31, 2002. Our net loss was $97.0 million for the year ended December 31, 2003 and $144.3 million for the year ended December 31, 2002, a decrease of 33%. We have sustained significant losses in every year since inception and, as of December 31, 2003, we had an accumulated deficit of $396.2 million.

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

We also have strategic assets that do not fit within our core focus areas of pulmonology and hepatology. These assets are oritavancin for the treatment of complicated skin and skin-structure infections, Amphotec for the treatment of systemic fungal infections and Actimmune for the treatment of ovarian cancer. We believe that these non-core assets provide us the opportunity to create value through strategic divestiture and partnering arrangements.

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

Increase sales of marketed products.  Actimmune is approved by the FDA for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. We are continuing our marketing efforts in these small, but important, patient populations. In September 2003, we expanded our efforts to support Infergen for the treatment of hepatitis C nonresponders. In particular, we increased our sales force allocation to Infergen, increased our visibility at major medical meetings and sponsored several independent medical education symposia and seminars. We believe that the unmet need for effective treatments for hepatitis C nonresponders provides an opportunity for revenue growth.

Establish appropriate co-promotional alliances.  One of our important organizational strengths is our commercial infrastructure. We believe that we can leverage our commercial organization and create an opportunity for revenue growth and expense reduction by establishing appropriate co-promotional arrangements in pulmonology and hepatology. We believe that our commercial expertise and resources for such co-promotional arrangements will make us an attractive potential partner.

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

Chronic granulomatous disease.  CGD is a life-threatening congenital disorder that causes patients, mainly children, to be vulnerable to severe, recurrent bacterial and fungal infections. This results in frequent and prolonged hospitalizations and commonly results in death. In 1990, Actimmune was approved by the FDA for reducing the frequency and the severity of serious infections associated with CGD, and is the only FDA approved drug for this rare disease. InterMune has been marketing Actimmune for the treatment of CGD since 2000.

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

We have the exclusive rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan. We are collaborating with BI International, which has similar rights in Europe and the rest of the world, to develop and commercialize Actimmune under the trade name Imukin. See “License and Other Agreements.”  Substantially all of our sales of Actimmune are derived from off-label use of Actimmune rather than the treatment of osteopetrosis or CGD.

Infergen® (interferon alfacon-1)

Infergen was approved by the FDA in 1997 for the treatment of chronic HCV infections in adult patients, and is the only interferon alpha approved for the treatment of chronic HCV infections with data in its label regarding the treatment of patients who have failed prior treatment with non-pegylated interferon alphas.  Since the current initial standard of care for chronic HCV infections in adults is treatment with pegylated interferon alphas, the Company is not aware of any data relating to the number of persons who have failed prior treatment with non-pegylated interferon alphas.

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

We have the exclusive rights to develop and commercialize Infergen in the United States and Canada. See “License and Other Agreements.”

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

GIPF-001.  In August 2002, we reported data from our Phase III clinical trial of Actimmune for the treatment of patients with documented IPF who had not responded to previous treatment with corticosteroids and who had evidence of deteriorating lung function. This study was a randomized, double-blind, placebo-controlled Phase III clinical trial of 330 patients conducted at 58 centers in the United States, Canada, Europe and South Africa. Patients were randomized to receive either 200 micrograms of Actimmune subcutaneously three times per week or placebo. All patients were to remain in the trial until the last patient received 48 weeks of therapy. There was no significant effect on the primary endpoint of progression-free survival time or on secondary endpoints of lung function and quality of life. However, there was a trend towards enhanced survival among patients receiving Actimmune. In the overall population, there were 16/162 deaths in the Actimmune-treated group (9.9%) compared to 28/168 deaths in the placebo group (16.7%), representing a 40% reduction in the risk of death in patients treated with Actimmune than those treated with the placebo (p = 0.084). Actimmune was generally well tolerated, but 24/162 of the treated patients (14.8%) experienced pneumonias while only 12/168 of the placebo group (8.3%) experienced pneumonias, although the incidence of severe or life-threatening respiratory infections was similar in the two groups. The most commonly observed side effects were flu-like symptoms, including fever, headache and chills.

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

Next-Generation Interferon Gamma

We have a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. We plan to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that meet these criteria. See “License and Other Agreements.”

HEPATOLOGY

We are also focused on developing therapeutics in the area of hepatology. Our clinical efforts in hepatology are currently focused on expanding treatment options for patients suffering from HCV infections.

Hepatitis C Virus Infections—Nonresponder Patients.  When patients who have never been treated with interferons are treated with a first line therapy of pegylated interferon-alpha 2 in combination with ribavirin therapy, the current standard of care, approximately 50% of patients show a sustained virologic response (the most commonly used measure of treatment effectiveness). The remaining 50% of patients are known as hepatitis C nonresponders. We believe that the hepatitis C nonresponder patient population currently numbers approximately 150,000 in the United States. Retreatment of hepatitis C nonresponders with pegylated interferon-alpha 2 and ribavirin therapy has poor response rates. In the fourth quarter of 2003, we extended our promotion of Infergen into the hepatitis C nonresponder patient population.

Daily Infergen in Combination with Ribavirin for Hepatitis C Nonresponders

In October 2003, data from an investigator-sponsored clinical trial were presented at the 54th Annual Meeting of the American Association for the Study of Liver Diseases (AASLD). The trial evaluated once-daily Infergen in combination with ribavirin therapy in 120 hepatitis C nonresponders. The data showed sustained virologic response rates at 72 weeks in the range of 37% to 43%, depending on the dosing regimen. These response rates are three-to-four times those observed when retreating such patients with pegylated interferon-alpha 2 in combination with ribavirin therapy. Due to adverse events, the Infergen dose was reduced in 16 percent of patients and discontinued in 7 percent of patients. The most common cause of adverse events was a reduction in white blood cell and platelet counts.  We do not have more detailed information regarding the types of adverse events that occurred, as the study was conducted by an independent investigator that only provided us with summary data. These discontinuation rates and rates of adverse events and serious adverse events are consistent with standard interferon in combination with ribavirin therapy.

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

Actimmune for Oncology

Ovarian cancer.  Ovarian cancer is the third most common cancer in women, afflicting approximately 105,000 women and causing approximately 14,000 deaths in the United States per year. We believe that approximately 25,000 new cases are diagnosed annually in the United States. Current treatment with chemotherapy is suboptimal, with a five-year survival rate of only 44%. In preclinical in vitro and in vivo studies, Actimmune has been shown to be directly toxic to ovarian cancer cells and to stimulate the body’s immune system to enhance the removal of cancer cells. A European study of 148 women published in the March 2000 issue of The British Journal of Cancer showed that the addition of Actimmune to chemotherapy delayed the time to disease progression from an average of 17 months to 48 months.

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

In two Phase III clinical trials with oritavancin for the treatment of complicated skin and skin-structure infections, or CSSSIs, oritavancin achieved the primary efficacy endpoint and demonstrated that oritavancin was as effective as the comparator regimen of vancomycin followed by cephalexin, which is the commonly used regimen. However, the FDA requested an additional clinical safety study be completed prior to the submission of a New Drug Application, or NDA, for oritavancin for the treatment of CSSSIs. We do not intend to market or co-market oritavancin, and are looking for a partner to assume the future development investment in oritavancin. Although we are attempting to complete a value-creating transaction for this asset, we may not be able to complete this transaction in 2004 or at all. We expect that our investment in oritavancin will decrease as compared to our investment in 2003.

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

License and Other Agreements

Genentech, Inc. License Agreement (Actimmune)

In 1998, we obtained a license under Genentech’s patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 and the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI International agreement discussed below. Under the Genentech license, we pay Genentech royalties on the sales of Actimmune and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the filing for FDA approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual sales targets for Actimmune.  We had made royalty payments of approximately $32.4 million, but no milestone payments, under this agreement in the aggregate through December 31, 2003.  Assuming that all of the milestones under this agreement are achieved, we will be required to make milestone payments of $3.2 million.  We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech.  In particular, we are obligated under the agreement to develop and commercialize Actimmune for a number of diseases.  In addition, the agreement specifies deadlines for achieving a number of milestones related to clinical development of Actimmune for such diseases, and we are obligated to use our best efforts to meet these deadlines, to the extent reasonably allowed by our financial resources.  Our rights to Actimmune under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Boehringer Ingelheim International GmbH (Imukin)

In 2001, we formed an international strategic collaboration with BI International to clinically develop and seek regulatory approval for interferon gamma-1b, the active ingredient in Actimmune, in certain diseases, and to commercialize a liquid formulation of interferon gamma-1b under one or more of BI International’s trade names, including Imukin, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties will seek to develop and obtain regulatory approval for the use of Imukin in the treatment of a variety of diseases, including IPF, ovarian cancer, CGD and osteopetrosis. The agreement provides that we will fund and manage clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement. BI International will pay us royalties on sales of the product when it meets a specified minimum sales level.  BI International has an option to exclusively promote Imukin in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which BI International does not do so. If we opt to promote the product in those countries or for those new diseases for which BI International does not, we will pay royalties to BI International on sales of the product in those countries and/or for those new diseases.  We had neither paid nor received any royalties under this agreement through December 31, 2003, and there are no milestone payments under this agreement.  The agreement will expire, on a country-by-country basis, upon expiration of the parties’ royalty obligations in each country covered by the agreement.  Such royalty obligations generally expire fifteen years after regulatory approval of Imukin for certain specified indications in the relevant country.  If no such regulatory approvals are granted in a particular country, the royalty obligations in such country will expire in 2016.  Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party or for the insolvency of the other party.  In addition, we have the right to terminate the agreement with respect to certain countries at any time subsequent to regulatory approval for IPF.

Connetics Corporation (Actimmune)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma  and are obligated to pay Connetics a royalty of 4.0% on our net sales of Actimmune for the treatment of scleroderma.  We had made royalty payments of approximately $0.6 million in the aggregate through December 31, 2003.  There are no milestone payments pursuant to this agreement.

Amgen Inc. (Infergen and PEG-Alfacon-1)

In 2001, we entered into a licensing and commercialization agreement with Amgen through which we obtained an exclusive license in the United States and Canada to Infergen and the rights to an early stage program to develop a pegylated form of Infergen (PEG-Alfacon-1). Infergen is currently approved in both the United States and Canada to treat chronic HCV infections. Under the agreement, we have the exclusive right to market Infergen and clinically develop it for other indications in the United States and Canada. We initially paid Amgen total consideration of $29.0 million for up-front license and other fees and milestones with respect to our license, and are obligated to pay royalties on sales of Infergen. In March 2003, we commenced a Phase I clinical trial for

PEG-Alfacon-1, which required us to make a $1.5 million milestone payment to Amgen pursuant to the terms of the agreement. We may be required to make additional milestone payments to Amgen based on the progress of our PEG-Alfacon-1 clinical development program, and we will be obligated to pay royalties on sales of the resulting product, if any.  We had made royalty and milestone payments of approximately $11.5 million under this agreement in the aggregate through December 31, 2003.  Assuming that all of the reasonably possible milestones under this agreement are achieved, we will be required to make additional milestone payments of $26.5 million under this agreement.  The agreement with Amgen will expire on the date that the last of the Amgen patents licensed under the agreement expires, at which point the exclusive licenses granted to us relating to Infergen and PEG-Alfacon-1 will become fully paid and irrevocable.  Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party, and our rights to Infergen and PEG-Alfacon-1 could revert to Amgen if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.  In addition, we can at any time discontinue our development and commercialization efforts under the agreement, terminate the agreement, and return to Amgen all rights to Infergen and PEG-Alfacon-1.

Marnac, Inc./KDL GmbH (pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments.  Future milestone payments will be based on the progress of clinical development of pirfenidone.  We had made no royalty or milestone payments under this agreement through December 31, 2003.  Assuming that all of the milestones under this agreement are achieved, we will be required to make milestone payments of $14.5 million.  Our rights to the licensed products under the agreement could revert to Marnac if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.  The agreement will expire upon the later of the expiration of the primary patent licensed under the agreement; or on a disease-by-disease and country-by-country basis (as determined by reference to the indications for which pirfenidone is approved in such country) on the later of (i) the expiration of market exclusivity in such country (if any) resulting from the grant of orphan drug status to pirfenidone for the treatment of a human fibrotic disease; and (ii) the expiration of the last valid and enforceable claim in a issued licensed patent claiming the use of pirfenidone to treat such disease in such country.  Following expiration of the agreement, we will retain a fully paid-up, royalty-free, perpetual, irrevocable, sublicenseable license to the patents, know-how, and other intellectual property rights licensed under the Agreement.  We may terminate the agreement after giving the requisite notice to Marnac. In the event Marnac or KDL terminate the agreement, we have the right to seek specific performance of the agreement.

Maxygen Holdings Ltd. (next-generation interferon gamma)

We have a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. We plan to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that meet these criteria. We are funding Maxygen’s optimization and development of these next-generation interferon gamma products and retain exclusive worldwide commercialization rights for all human therapeutic indications.  Our diligence obligations include a minimum level of clinical development expenditures for an initial period of time, as well as the general obligation to use commercially reasonable efforts to clinically develop, seek regulatory approval for and commercialize a product in specified major market countries.  The agreement terms include up-front license fees and full research funding, as well as development and commercialization milestone payments, which are payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products.  In addition, Maxygen will receive royalties on product sales.  We had made payments of approximately $9.5 million under this agreement in the aggregate through December 31, 2003.  Assuming that all of the milestones under this agreement are achieved, we will be required to make additional milestone payments of $43.0 million.

In countries in which patents covering next-generation interferon gamma products have issued or will issue to either us or Maxygen, our royalty obligations will generally expire upon the expiration of all such patents.  In other countries, our royalty obligations will continue for a specified period following the first commercial sale of a next-generation interferon gamma product in such country.  Our agreement with Maxygen will expire upon the expiration of all royalty obligations under the agreement.  Prior to expiration of the agreement, either party can terminate the agreement for the insolvency of the other party, and in the event of a material breach of the agreement by a party, the other party has the right to pursue a remedy through arbitration.  If we commit a material breach of the agreement, the remedy selected by the arbitrator may include termination of the licenses granted to us by

Maxygen under the agreement.  In addition, if we do not meet certain diligence obligations, Maxygen may have the right to terminate the agreement, as well as to obtain royalty-bearing licenses from us that would allow it to continue the development and commercialization of next-generation interferon gamma products.

Eli Lilly and Company (oritavancin)

In 2001, we entered into an asset purchase and license agreement with Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provides us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.  We are obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for oritavancin in accordance with our proposed development plan and to commercialize oritavancin in accordance with our proposed commercialization plan.  In order to partner oritavancin, the agreement requires that we first offer Lilly the opportunity to enter into such a relationship with us, which we have done. Lilly has declined the opportunity to partner with us, and the agreement prohibits us from entering into an agreement with a third party on more favorable terms than those we offered to Lilly. Any such partner will need to comply with the current and future terms of the agreement. Pursuant to the agreement, we paid Lilly $50.0 million and will be obligated to pay Lilly significant milestone payments and royalties on product sales.  Our milestone obligations are based on the progress of our clinical development program for oritavancin and include payments to Lilly for achievement of regulatory approval in various major market countries.  We had made no royalty or milestone payments under this agreement through December 31, 2003.  Assuming that all of the milestones under this agreement are achieved, we will be required to make milestone payments of $95.0 million.  In September 2002, Lilly exercised its option under the agreement to reduce the agreed percentage of royalties on product sales. The exercise of this option required us to pay $15.0 million to Lilly, and we made the actual payment to Lilly during January 2003. In September 2003, we expensed $10.0 million related to a milestone payment due to Lilly for the completion of the Phase III clinical trials for oritavancin. This amount was recorded as a milestone-based liability at December 31, 2003.

Our agreement with Lilly will expire on a country-by-country basis upon the expiration of all royalty obligations in each country covered by the agreement, at which point the we will possess a fully paid, perpetual, irrevocable, and sublicenseable exclusive license to oritavancin.  In countries where patents licensed under the agreement have issued or will issue, our royalty obligations will in most cases expire upon the expiration of all such patents.  In other countries, our royalty obligations will in most cases continue for a specified period following the first commercial sale of an oritavancin product in such country.  Prior to expiration of the agreement, either party can terminate the agreement for the insolvency of the other party or for an uncured material breach by the other party.  Our rights to oritavancin could revert to Lilly if we do not meet our diligence obligations under the agreement or otherwise commit a material breach of the agreement. Additionally, if we are acquired by a company with a certain type of competing program and Lilly has notified us prior to the acquisition that it believes in good faith that its economic interests in oritavancin under the agreement will be harmed in light of the acquisition, Lilly may terminate the agreement and our rights to oritavancin would revert to Lilly. In any event, we may not assign the agreement to a potential acquirer without Lilly’s advance, written consent.

ALZA Corporation (Amphotec)

In 2001, we acquired worldwide rights from ALZA to Amphotec (sold under the trade name Amphocil in certain countries outside the United States). The transaction terms included an up-front product acquisition fee of $9.0 million, milestone payments based upon sales levels and specific achievements in the clinical development and regulatory approval of Amphotec in combination with Actimmune and royalties payable upon net sales of Amphotec. We had made royalty payments of approximately $1.0 million, but no milestone payments, under this agreement in the aggregate through December 31, 2003.  Assuming that all of the milestones under this agreement that we continue to believe are relevant are achieved, we will be required to make milestone payments of $1.0million.  Under the agreement, we obtained access to certain existing distributorships for Amphotec and assumed ALZA’s obligations under agreements with its existing Amphotec distributors and service providers. We have diligence obligations under the agreement to set up additional distributorships for Amphotec or establish a sales force and begin to promote Amphotec in specified countries at specified times. Our rights to Amphotec could revert to ALZA if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. We are also subject to certain royalty obligations to the University of California under this agreement. During September 2003, we reduced the remaining carrying value of the intangible asset recorded in 2001 when we acquired Amphotec by recording an impairment charge of $4.8 million. This impairment charge was based on our impairment review of the Amphotec product rights, which took into account that sales levels were lower than expected and that Amphotec is not aligned with our new strategic focus in pulmonology and hepatology. Consequently, we have decided to divest Amphotec and are currently in the early stages of a competitive process to identify a partner that has the ability to maximize the value of the asset. Any such partner will need to comply with the current and future terms of the agreement.

Manufacturing

We contract with qualified third-party manufacturers to produce our products and product candidates. This manufacturing strategy enables us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

Boehringer Ingelheim Austria GmbH (Actimmune)

In 2000, we entered into an agreement with Boehringer Ingelheim Austria (BI Austria) for the clinical and commercial supply of Actimmune. The agreement with BI Austria generally provides for the exclusive supply by BI Austria and exclusive purchase by us of Actimmune. We are required to purchase a minimum amount of Actimmune per year, and BI Austria is required to supply Actimmune to us, subject to certain limits. As of December 31, 2003, we were obligated to make minimum purchases of Actimmune from BI Austria totaling $186.0 million through 2012.  If BI Austria is not able to supply all of our requirements for Actimmune, we may choose an additional manufacturer.  However, we are not entitled to seek such a secondary source until BI Austria has informed us of its unwillingness or inability to meet our requirements.  BI Austria may have the right to terminate the agreement if we materially breach the minimum yearly purchase obligation for Actimmune that is specified in the agreement.  In the event that we decide that our minimum yearly purchase obligation under the agreement exceeds our annual requirements for Actimmune, the agreement provides a mechanism by which we can decrease on a going-forward basis such purchase obligation, in exchange for appropriate adjustments to the financial terms of the agreement, to be negotiated by the parties at time of such adjustments.  The agreement will expire on December 31, 2012.  Prior to this date, either party can terminate the agreement for the insolvency or bankruptcy of the other party or for an uncured material breach by the other party, and either party can terminate the agreement on twelve months notice if the other party assigns the agreement.  In addition, we have the right to terminate the agreement immediately in the event that health authorities block the use in clinical trails or the marketing of Actimmune.

Amgen Inc. (Infergen)

Under our 2001 agreement with Amgen under which we license Infergen, Amgen is obligated to manufacture and supply our requirements of Infergen for our sales in the United States and Canada. There are certain limits on the amount of Infergen that Amgen is required to supply to us. We must purchase Infergen exclusively from Amgen, unless Amgen has materially breached its manufacturing obligations.  As of December 31, 2003, we were obligated to make minimum purchases of Infergen from Amgen totaling $21.7 million through 2005.  Amgen’s supply obligations under the agreement will expire on the earlier of the date on which we receive regulatory approval to market Infergen obtained pursuant to a supply agreement with a third party; the date on which we receive regulatory approval to market Infergen manufactured by us or any third party of our choice; the date as of which we no longer develop or commercialize Infergen in the licensed territory; the effective date of termination of the agreement with Amgen; and January 1, 2015.

Abbott Laboratories, Inc. (oritavancin)

In 2001, we entered into an agreement with Abbott to provide the bulk manufacturing of oritavancin active pharmaceutical ingredient (oritavancin API). The agreement will provide us with additional clinical supply, commercial scale-up and production of oritavancin API. Under the agreement, Abbott will be responsible for the technology transfer of the manufacturing process of oritavancin API from Lilly. Abbott will also be responsible for providing the necessary chemical manufacturing control information for our oritavancin regulatory filings with the FDA. We are required to purchase a minimum amount of oritavancin API during the term of the agreement or to compensate Abbott for any shortfall by paying Abbott the then-current purchase price of the oritavancin API not purchased.  The agreement provides for an initial term of seven years after the first commercial sale of a product derived from oritavancin API, and unless terminated by either party with advanced written notice to the other, the agreement will automatically renew for an indefinite number of additional two-year terms.  Either party can terminate the agreement for the insolvency or bankruptcy of the other party or for an uncured material breach by the other party, and either party can terminate the agreement on two years prior written notice if the terminating party determines in good faith that the development or commercialization of oritavancin API is not feasible.  In addition, we have the right to terminate the agreement if we elect not to launch oritavancin by a specified date.

Cardinal Health PTS, Inc. (oritavancin)

In 2003, we entered into an agreement with Cardinal Health PTS to supply us with oritavancin drug product. The agreement will provide us with analytical development, validation, and stability support for oritavancin drug product. Under the agreement, oritavancin drug product will be manufactured at the Cardinal Health Albuquerque facility. Cardinal Health will also be responsible for providing the necessary manufacturing control information to support our oritavancin regulatory filings with the FDA.  We have the right to cancel at any time, in whole or in part, our order for oritavancin drug product.  Upon such cancellation, we will be obligated to pay Cardinal Health an accommodation fee.  With respect to batch manufacture services provided by Cardinal Health, the accommodation fee will be based on a percentage of the total batch cost, which percentage will depend on the number of days between the notice of cancellation and the scheduled compounding date.  With respect to all other services provided by Cardinal Health, the accommodation fee will include the cost of any services already provided and any costs associated with non-reusable materials purchased by Cardinal Health, as well as all reasonable documented costs incurred by Cardinal Health in connection with such termination.

Ben Venue Laboratories Supply Agreement (Amphotec)

We presently have an agreement with Ben Venue for the manufacture of Amphotec for all purposes. Under this agreement, we are required to provide Ben Venue with periodic forecasts of our needs. Ben Venue will fulfill our orders that meet certain variation limits from the forecast. The agreement provides for an initial term, which has expired, and for the automatic renewal of the agreement for successive two-year terms, which will continue indefinitely unless terminated by either party with advanced written notice to the other.  Either party can terminate the agreement for the insolvency or bankruptcy of the other party or for an uncured material breach by the other party.  In addition, we have the right to terminate the agreement if we are acquired by a third party that has the interest and capability to supply finished parenteral dosage forms of Amphotec.

Patents and Proprietary Rights

We have acquired an exclusive license under certain Genentech patents to develop, make, use and sell interferon gamma-1b, the active ingredient in Actimmune, in particular fields in the United States, Canada and Japan under our license agreement with Genentech.  This license agreement covers more than 12 United States patents and related foreign patents and/or patent applications filed in Japan and Canada. Certain of the United States patents covering DNA vectors and host cells relating to interferon gamma-1b expire in 2005 and 2006. In addition, a United States patent relating to the composition of interferon gamma-1b expires in 2014. Other material United States patents expire between 2009 and 2013.  Under the Genentech license, we pay Genentech royalties on the sales of Actimmune, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the filing for FDA approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual sales targets for Actimmune.

We have acquired an exclusive license under certain Amgen patents to develop, use and sell Infergen in the United States and Canada and to develop new forms of Infergen’s active ingredient, interferon alfacon-1, including pegylated forms of interferon alfacon-1, under our license and commercialization agreement with Amgen. The agreement covers nine United States patents, one Canadian patent and several pending patent applications. Two of Amgen’s United States patents relating to interferon alfacon-1 expire in 2004. However, the United States Patent and Trademark Office recently issued a Certificate of Extension of Patent Term, officially extending the term of this patent by five years to 2009. This extension gives us the right to exclude others from marketing interferon alfacon-1 until 2009 for the treatment of chronic HCV infections. After expiration of the extended patent term in 2009, we will rely on a United States patent, which expires in 2011, related to the use of interferon alfacon-1 at a dose within the range of 2 million to 30 million units of interferon alfacon-1 per administration for the treatment of chronic HCV infections to block others from marketing interferon alfacon-1 for the treatment of chronic HCV infections at these doses.  Under our license to the Amgen patents, we may be required to make milestone payments to Amgen based on the progress of our PEG-Alfacon-1 clinical development program, and we will be obligated to pay royalties on sales of the resulting product, if any.

We have acquired an exclusive license under certain Lilly patents to develop, make, use and sell oritavancin worldwide for any human disease under our asset purchase and license agreement with Lilly. This agreement covers 38 United States patents, one United States patent application and corresponding foreign patents and patent applications. Certain United States and foreign patents related to the oritavancin molecule expire in 2015. Other material patents included in the licensed portfolio expire between 2014 and 2018. Pursuant to this agreement, we are obligated to pay Lilly significant milestone payments and royalties on product sales.  Our milestone obligations are based on the progress of our clinical development program for oritavancin and include payments to Lilly for achievement of regulatory approval in various major market countries.

We have acquired certain ALZA patents and patent applications relating to the manufacture, use and sale of Amphotec in particular fields worldwide under our product acquisition agreement with ALZA. In January 2001, ALZA assigned to us three United States patents and 14 related foreign patents. Two of the patents relating to the composition of Amphotec expire in 2007. The third patent relating to a method of using Amphotec to treat fungal infections expires in 2008.  In exchange for receiving rights to this patents, we are required to pay ALZA milestone payments based on sales levels and specific achievements in the clinical development and regulatory approval of Amphotec in combination with Actimmune, and royalties based on net sales of Amphotec.

We have acquired an exclusive license under certain Marnac/KDL patents and patent applications relating to the manufacture, use and sale of pirfenidone for antifibrotic use worldwide, excluding Japan, Korea and Taiwan. The Marnac/KDL patent in the United States will expire in 2011. When this patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for the treatment of fibrotic disorders in the United States.  Under the terms of this license, we are required to pay Marnac and KDL milestone payments based on the progress of clinical development of pirfenidone, as well as royalties on future sales.

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

Sales, Marketing and Distribution

We have clinical specialists, who function as our sales representatives, and medical science liaisons dedicated to supporting Infergen for HCV infection and educating the medical community on the early diagnosis of IPF. In 2003, we had 79 territories for clinical specialists and 8 regional sales directors, as well as 9 positions for medical science liaisons.  Generally, each of the 79 territories is covered by one specialist.

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

•                                          Phase III: When Phase II clinical trials demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. It is not uncommon for a drug that appears promising in a Phase II clinical trial to fail in a more rigorous and reliable Phase III clinical trial.  For example, after Actimmune had shown promising results for the treatment of IPF in a Phase II clinical trials, our initial Phase III study of Actimmune for the treatment of IPF failed to show significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life.

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

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA or NDA, or as part of a BLA or NDA supplement for approval of a new disease if the product is already approved for a disease. The FDA may deny approval of a BLA, NDA or BLA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or a second Phase III pivotal clinical trial. Even if such data are submitted, the FDA may ultimately decide that the BLA, NDA or BLA or NDA supplement does not satisfy the criteria for approval.  For example, in two Phase III clinical trials with oritavancin for the treatment of complicated skin and skin-structure infections, or CSSSIs, oritavancin achieved the primary efficacy endpoint and demonstrated that oritavancin was as effective as the comparator regimen of vancomycin followed by cephalexin, which is the commonly used regimen. However, the FDA requested an additional clinical safety study be completed prior to the submission of a New Drug Application, or NDA, for oritavancin for the treatment of CSSSIs.  We do not intend to market or co-market oritavancin, and are looking for a partner to assume the future development investment in oritavancin.

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

A company seeking approval of an abbreviated new drug application, or ANDA, for the use of an approved drug that is subject to another company’s patent may have to certify to that patent and notify the owner of the NDA and patent for such drug that it is seeking approval. If the patent owner or licensee files a patent infringement lawsuit, FDA approval of the ANDA for which certification is made may be deferred pending the outcome of the lawsuit.

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of a BLA or NDA for a product granted priority review before the entire application is complete, thus potentially beginning the review process at an earlier time. We have obtained fast track designation from the FDA for Actimmune in the treatment of IPF and intend to ask for fast track designation for qualified submissions of our other products. We cannot guarantee that the FDA will grant any of our additional requests for fast track designation, that any fast track designation will affect the time of review, or that the FDA will approve the BLA or NDA submitted for any of our product candidates, whether or not fast track designation is granted. Fast track products are subject to the same types of post-approval requirements as other products.

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

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, we are aware that physicians are prescribing Actimmune for the treatment of IPF, although we do not market Actimmune for the treatment of IPF, and the FDA has not approved the use of Actimmune for the treatment of this disease. Substantially all of our Actimmune revenues are derived from physicians’ prescriptions for off-label use. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA approved drugs for off-label uses. A company may engage in truthful, non-misleading, and non-promotional speech concerning its products.  For example, we may inform physicians that we are conducting a clinical trial to evaluate the safety and effectiveness of Actimmune in unapproved uses and encourage those physicians to enroll patients in the clinical trial.  We may also educate physicians about a particular disease state and how that disease is properly diagnosed so that patients who qualify for the clinical trial might be identified.  We also may survey physicians who are lawfully prescribing our products for off-label uses to monitor patients’ experiences, particularly as to whether safety issues have arisen.  We may also, pursuant to FDA policies, respond to unsolicited requests from health care professionals and engage in appropriate scientific exchange of information about unapproved uses.  We have engaged in these lawful activities in the past and continue to engage in some of them today.  We have polices and procedures in place to regulate the lawful promotion of our marketed products within their labeled indications.  Relevant employees are trained to follow these policies and procedures and must certify that they will abide by them.  The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained.  While we believe we are currently in compliance with the FDA’s regulations relating to off-label promotion, the regulations are subject to varying interpretations, which are evolving.  Failure to comply with these requirements in the past or with respect to future activities can result in regulatory enforcement action by the FDA and other governmental bodies, which would have an adverse effect on our revenues, business and financial prospects.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products or approval of new diseases for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

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

Research and Development

We direct financial resources efficiently to goal-oriented projects by reducing the time and infrastructure spent on research and development. We established an in-house applied research group in 2002 to conduct applied research. We also currently contract preclinical research to qualified third- party research organizations such as academic institutions or private contract labs. Our research and development expenses were $119.9 million, $129.6 million and $52.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Current Report on Form 8-K that was filed with the SEC on February 11, 2004, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

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

•                                          when we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve these manufacturers’ facilities and processes prior to our use or sale of products they manufacture for us. This requires new testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates. For example, we are transferring the manufacturing of oritavancin from Lilly to a third-party manufacturer, and our third-party manufacturer’s finished product has not yet demonstrated a comparable safety profile to that demonstrated by Lilly’s oritavancin product. If the finished oritavancin product of our third-party manufacturer does not have a comparable safety profile to that demonstrated by Lilly’s oritavancin product, our ability to commercialize or partner oritavancin would be slowed or halted, which would significantly harm our business;

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

There are a number of reasons why we might fail to meet our revenue and /or expense projections and/or other financial guidances, including, but not limited to, the following:

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

Sharon Surrey-Barbari.  Ms. Surrey-Barbari has served as our Chief Financial Officer and Senior Vice President of Finance and Administration since September 2002. From January 1998 to June 2002, Ms. Surrey-Barbari served at Gilead Sciences, Inc., most recently as vice president and chief financial officer. From January 1996 to January 1998, Ms. Surrey-Barbari served as vice president, strategic planning at Foote, Cone & Belding Healthcare. From 1972 to 1995, Ms. Surrey-Barbari was employed by Syntex Corporation/Roche Pharmaceuticals in Palo Alto, Calif., where she held various management positions in corporate finance, financial planning, marketing and commercial planning. Ms. Surrey-Barbari’s most recent position at Syntex was director of commercial planning. Ms. Surrey-Barbari holds a B.S. in accounting from San Jose State University.

Peter Van Vlasselaer, Ph.D.  Dr. Van Vlasselaer has served as our Senior Vice President of Technical Operations since November 1999. From July 1993 to November 1999, Dr. Van Vlasselaer served as vice president of development at Dendreon Corporation. Dr. Van Vlasselaer holds a Ph.D. from the University of Leuven in Belgium and was an immunology fellow at Stanford University.

ITEM 3.  LEGAL PROCEEDINGS

On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen  and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2004), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and our current chief financial officer.  On November 6, 2003, the various complaints were consolidated by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed.  A consolidated complaint entitled In re Intermune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004.  The consolidated amended complaint named us and our former chief executive officer as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and

Rule 10b-5. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. We believe that we have meritorious defenses to the allegations contained in the securities class action complaint and intend to defend ourselves vigorously. No motions directed at the consolidated amended complaint have yet been filed.  No trial date has been scheduled.

On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our current chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. An amended complaint was filed on November 3, 2003.  The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action seeks unspecified damages, injunctive relief and restitution. The court has sustained our motion dismiss the amended complaint with leave to amend, but the plaintiff has not yet filed another amended complaint.  We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously. No trial date has been scheduled.

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

PART II

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant License/Acquisition Agreements

We are highly dependent on technology we license or acquire from third parties. All of our currently marketed products are subject to license or acquisition agreements with third parties. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under the headings “License and Other Agreements,” “Results of Operations” and Note 3 to our Financial Statements.

We will be required to make contingent milestone payments in accordance with all our license and acquisition agreements in the aggregate amount of $200.2 million if all of the milestones defined in each of the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Operating History

We have sustained significant losses since inception and, as of December 31, 2003, we had an accumulated deficit of $396.2 million. We expect to incur losses through at least the end of 2005 or beyond. The extent of our future losses from operations is heavily impacted by revenues from the sale of Actimmune and our expectations regarding future Actimmune revenues may be negatively impacted by many factors, including continued market and physician acceptance and use of Actimmune, reimbursement policies of major insurance companies, the results of our INSPIRE trial for Actimmune, and the other factors described under the heading “Risk Factors” and elsewhere in this Report. Our loss from operations was $91.0 million for the year ended December 31, 2003 and $141.9 million for the same period in 2002, a decrease of 36%. These losses resulted from costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology. Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations.

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

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate. The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business. In making these estimates, we are required to make judgments as to the future revenue and expenses generated by the asset. The assumptions and estimates we use when determining the fair value of long-lived assets are highly subjective due to the forward-looking nature of these estimates. In some cases we are required to estimate cash flows related to a particular long-lived asset for up to 10 years. Please refer to the statements under the heading “Risk Factors” in this Report to gain a better understanding of the possible reasons why actual results could differ from our estimates.

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

Clinical trial accruals

We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various studies at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to research and development expenses as incurred. To date, we have not experienced changes in estimates that have led to material research and development expense being recorded in future periods.

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

Recently, projected revenue trends resulted in us recording charges during 2003 for excess inventories and non-cancelable purchase obligations. If revenue levels experienced in future quarters are substantially below our expectations, especially those revenues from sales of Actimmune and/or Infergen, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For the year ended December 31, 2003, we recorded a total of $1.3 million to cost of goods for excess inventory, which included $0.3 million write-off of non-cancelable purchase obligations. Please refer to the statements under the heading “Risk Factors” in this Report to gain a better understanding of the possible reasons why actual results could differ from our estimates.

Results of Operations

Comparison of years ended December 31, 2003 and 2002

The following table presents our consolidated statement of operations for year ended December 31, 2003, the change in thousand dollars and percentage when compared to the year ended December 31, 2002.

	Year ended	Change from 2002— Increase/(decrease)
	December 31, 2003	Amount	%
	(In thousands)
Statement of Operations Data:
Product sales:
Actimmune	$141,402	$35,600	34%
Other	12,736	6,573	107%

Total product sales, net	154,138	42,173	38%
Costs and expenses:
Cost of goods sold (excludes amortization and impairment of acquired product rights)	36,309	12,148	50%
Amortization and impairment of acquired product rights	8,358	4,765	133%
Research and development	119,858	(9,732)	(8)%
Selling, general and administrative	68,451	5,699	9%
Acquired research and development and milestone payments	12,150	(21,600)	(64)%

Total costs and expenses	245,126	(8,720)	(3)%

Loss from operations	(90,988)	(50,893)	(36)%
Interest income	4,024	(3,351)	(45)%
Interest and other expense	(10,037)	234	2%

Net loss	$(97,001)	$(47,308)	(33)%

Revenue

Total product revenues were $154.1 million and $112.0 million for the years ended December 31, 2003 and 2002, respectively.  The growth in product sales for the year ended December 31, 2003 was primarily due to a volume increase in sales of Actimmune of $35.6 million or 34%, and a volume increase in sales of Infergen of $6.3 million or 216%. For the years ended December 31, 2003 and 2002, Actimmune accounted for approximately 92% and 95%, respectively, of our product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.  We believe that increased sales of Actimmune are attributable to the completion of the largest clinical trial undertaken for the treatment of IPF and the emergence of supportive data from two independent studies.  There are no drugs approved for the treatment of IPF. Our revenues may experience fluctuations due to market and physician acceptance and use of our products, influenced by published reports in medical journals, acceptance in compendia listing, reimbursement policies of major insurance companies, revised treatment guidelines and the rate of patient enrollment in our INSPIRE trial for Actimmune.

Cost of Goods Sold

Cost of goods sold were $36.3 million and $24.2 million for the years ended December 31, 2003 and 2002, respectively.

Cost of goods sold included manufacturing costs, royalties and distribution costs associated with our revenues. The increase in cost of goods sold expense in 2003 was due primarily to costs associated with increased product sales volumes.

The cost of goods sold, as a percentage of revenues, were 24% and 22% for the years ended December 31, 2003 and 2002, respectively. The increase in cost of goods sold as a percentage of revenue in 2003, when compared to 2002, was primarily due to reserves included in cost of goods sold for 2003 in the amount of $1.3 million for excess Infergen and Amphotec inventory and due to the mix of products sold during 2003. We expect an increase in Actimmune’s cost of goods sold as a percentage of revenue because we acquire Actimmune in accordance with a supply agreement denominated in Euros, and we experienced unfavorable currency exchange rates during 2003, which led to higher product costs that we believe will be recognized as cost of goods sold during 2004.

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

Research and Development Expenses

Research and development expenses were $119.9 million and $129.6 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $9.7 million or 7%. The decrease in 2003, when compared to 2002, was primarily due to lower spending on the interferon gamma-1b and preclinical development programs of $18.4 million offset in part by increased spending on the oritavancin and pirfenidone development programs of $9.7 million. The research and development expenses were lower than expected as a result of delays in the initiation of our Phase III trial of Actimmune in IPF and the Phase II trial for PEG-Alfacon-1 in chronic HCV infections and due to reduced spending on research and development projects that are not aligned with our current strategic focus. We expect that for the 2004 fiscal year, research and development expenses will be lower than in 2003 due to decreased spending on our research and development projects that are not aligned with our current strategic focus in pulmonology and hepatology.

The following table summarizes our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods.  The category titled “Other” is comprised facilities and personnel costs that are not allocated to a specific development program.  Our management reviews each of these program categories in evaluating our business.  For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the “Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials,” “We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all,” “Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs,” “If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases,” “The manufacturing and manufacturing development of our products and product candidates present technological, logistical and regulatory risks, each of which may adversely affect our potential revenues,”  “Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks as a result of which we may lose potential revenues” and “We rely on third parties to conduct clinical trials for our products and product candidates, and those third parties may not perform satisfactorily” sections, as well as other sections under “Business – Risk Factors” above.

	Related R&D Expense
	Years ended December 31,
Development Program	2003		2002	2001
	(in thousands)
Pulmonology	$12,552		$22,937	$11,606
Hepatology	15,694		23,837	9,581
Strategic Non Core Assets	57,860	(1)	44,155	3,180
Other	33,752		38,661	27,682
Total	$119,858		$129,590	$52,049

(1)          Includes amounts related to oritavancin, Amphotec and Actimmune for the treatment of ovarian cancer; a substantial majority of the expenses related to oritavancin.

The largest component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•                                          the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•                                          filing with the FDA of an IND, to conduct human clinical trials for drugs;

•                                          the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•                                          filing by a company and acceptance and approval by the FDA of an NDA for a drug product to allow commercial distribution of the drug.

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs.

Selling, General and Administrative Expenses

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

Interest Income

Interest income totaled $4.0 million and $7.4 million for the years ended December 31, 2003 and 2002, respectively. The decrease in interest income in 2003 was primarily due to declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates and a lower average portfolio balance for during the period.

Interest and Other Expense

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

Provision for Income Taxes

Due to our continuing operating losses and the uncertainty of our recognizing the potential future benefits from these losses, we recorded no provision or benefit for income taxes for the years ended December 31, 2003 and 2002. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $275.5 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2023 if not utilized. We also have federal research and development tax credits of approximately $4.5 million that will expire in the years 2018 through 2023. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $30.1 million, that expire in the years 2008 through 2013, and state research and development tax credits of approximately $1.5 million that do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Comparison of years ended December 31, 2002 and 2001

The following table presents our consolidated operations for the year ended December 31, 2002, the change, in thousand dollars and as a percentage when compared to the year ended December 31, 2001.

	Year ended	Change from 2001 Increase/(decrease)
	December 31, 2002	Amount	%
	(In thousands)
Statement of Operations Data:
Product sales:
Actimmune	$105,802	$69,482	191%
Other	6,163	2,532	70%

Total product sales, net	111,965	72,014	180%
Costs and expenses:
Cost of goods sold (excludes amortization and impairment of acquired product rights)	24,161	8,687	56%
Amortization and impairment of acquired product rights	3,593	(1,212)	(25% )
Research and development	129,590	77,541	149%
Selling, general and administrative	62,752	26,857	75%
Acquired research and development and milestone payments	33,750	(22,650)	(40% )

Total costs and expenses	253,846	89,223	54%

Loss from operations	(141,881)	17,209	14%
Interest income	7,375	(3,878)	(34% )
Interest and other expense	(9,803)	5,031	105%

Net loss	$(144,309)	$26,118	22%

Revenue

Total product revenues were $112.0 million and $40.0 million for the years ended December 31, 2002 and 2001, respectively. The growth in product sales for the year ended December 31, 2002 was primarily due to a volume increase in sales of Actimmune of $69.5 million or 191%. For the years ended December 31, 2002 and 2001, Actimmune accounted for approximately 95% and 91%, respectively, of our product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.  The product sales in 2002 included sales from Actimmune, Amphotec and Infergen for the entire period.

Product revenues in 2001 included all sales of Actimmune in the United States, worldwide sales of Amphotec for the period from January 5, 2001 (the date we acquired the marketing rights to Amphotec) and sales of Infergen in the United States for the period from June 15, 2001 (the date we acquired the marketing rights to Infergen).

Cost of Goods Sold

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

Research and Development Expenses

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

Selling, General and Administrative Expenses

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

The value we assigned to the acquired research and development for the PEG-Alfacon-1 program was determined by estimating both the costs to develop the purchased in-process research and development into a commercially viable product, including development milestones, and the resulting net cash flows from the project, and discounting the net cash flows to their present value. We assigned a discount rate of 33% for valuing the in-process research and development, which was intended to be commensurate with our corporate maturity, PEG-Alfacon-1’s stage of development and the uncertainties in the economic estimates described above.

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

For the year ended December 31, 2002, net cash provided by financing activities included $104.5 million received in net proceeds, after deducting underwriters’ fees and expenses, from the sale of 3.0 million shares of common stock at $37.00 per share in a follow-on public offering, $2.3 million from stock option exercises and $1.5 million received under our employee stock purchase plan.

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

In February 2004, we issued $170.0 million of 0.25% convertible senior notes due March 1, 2011 in a private offering. The notes are convertible into our common stock at a conversion price of approximately $21.63 per share, subject to adjustment in certain events and at the holders’ option. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. We may not redeem any of these notes prior to maturity. We intend to use the net proceeds from this offering to purchase or redeem before and/or during the third quarter of 2004 our outstanding 5.75% convertible subordinated notes due 2006. However, we may determine not to purchase or redeem all of our 5.75% convertible subordinated notes due 2006. The 5.75% convertible subordinated notes proceeds were used for general working capital purposes.

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

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments with related parties, except for ongoing payments in connection with the oritavancin acquisition from Lilly to the SGO Group LLC, in which Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, was a principal at the time of the acquisition. We paid an execution fee of $1.0 million to the SGO Group LLC during 2001 and have paid the $0.4 million due to the SGO Group that was included in accrued liabilities at December 31, 2003. We have no loans with related parties, except for executive loans to Dr. Marianne Armstrong, our Senior Vice President Regulatory/Medical Affairs and Drug Safety, in the amount of $0.3 million, and Dr. Lawrence Blatt, our Senior Vice President of Preclinical and Applied Research, in the amount of $0.2 million. Both of these loans were in place prior to the enactment of the Sarbanes Oxley Act of 2002.

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

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2003, aggregated by type (in millions):

Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008

Long-term debt obligations(1)	$149.5	$—	$149.5	$—	$—
Operating leases	27.2	3.7	7.0	7.3	9.2
Non-cancelable purchase obligations—Inventory	207.7	40.7	49.2	37.0	80.8
Non-cancelable purchase obligations—Other(2)	55.4	26.4	16.6	11.7	0.7
Research and development funding commitments	1.5	1.5	—	—	—

Total contractual cash obligations	$441.3	$72.3	$222.3	$56.0	$90.7

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

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. Specifically, EITF 00-21 addresses: (1) how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated among the separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No.133, “Accounting for Derivative

Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

INTERMUNE, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42,071	$101,683
Available-for-sale securities	174,036	214,728
Accounts receivable, net of allowances of $2,977 in 2003 and $3,415 in 2002	13,270	12,135
Inventories	20,062	6,604
Prepaid expenses	2,417	2,269

Total current assets	251,856	337,419
Property and equipment, net	9,621	10,833
Acquired product rights, net	21,978	30,336
Restricted cash	1,675	1,675
Notes receivable from employees	698	906
Other assets	2,673	3,712

Total assets	$288,501	$384,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,281	$16,843
Accrued compensation	6,357	5,353
Other accrued liabilities	23,363	29,590

Total current liabilities	50,001	51,786
Deferred rent	1,256	877
Convertible subordinated notes	149,500	149,500
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value, 51,000,000 authorized shares; 31,845,011 shares and 31,695,672 shares issued and outstanding at December 31, 2003 and 2002, respectively	32	32
Additional paid-in capital	483,697	481,881
Notes receivable from stockholder	—	(38)
Deferred stock compensation	(217)	(947)
Accumulated other comprehensive income	400	957
Accumulated deficit	(396,168)	(299,167)

Total stockholders’ equity	87,744	182,718

Total liabilities and stockholders’ equity	$288,501	$384,881

See Accompanying Notes.

INTERMUNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the year ended December 31,
	2003	2002	2001
Product sales
Actimmune	$141,402	$105,802	$36,320
Others	12,736	6,163	3,631

Total product sales, net	154,138	111,965	39,951
Costs and expenses:
Cost of goods sold (excludes amortization and impairment of acquired product rights)	36,309	24,161	15,474
Amortization and impairment of acquired product rights	8,358	3,593	4,805
Research and development	119,858	129,590	52,049
Selling, general and administrative	68,451	62,752	35,895
Acquired research and development and milestone payments	12,150	33,750	56,400

Total costs and expenses	245,126	253,846	164,623

Loss from operations	(90,988)	(141,881)	(124,672)
Other income (expense):
Interest income	4,024	7,375	11,253
Interest and other expense	(10,037)	(9,803)	(4,772)

Net loss	$(97,001)	$(144,309)	$(118,191)

Basic and diluted net loss per common share	$(3.06)	$(4.72)	$(4.67)

Shares used in computing basic and diluted net loss per common share	31,665	30,589	25,322

See Accompanying Notes

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Stockholders’ Equity
			Additional Paid-In Capital	Notes Receivable from Stockholder	Deferred Compensation Related to Stock Options	Other Income	Accumulated Deficit	Total Stockholders’ Equity
	Common stock
	Shares	Amount

Balance at December 31, 2000	23,898	$24	$239,620	$(95)	$(7,188)	$107	$(36,667)	$195,801
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(118,191)	(118,191)

Comprehensive net loss	—	—	—	—	—	—	—	(118,249)
Exercise of stock options	189	—	835	—	—	—	—	835
Stock issued under employee stock purchase plan	25	—	534	—	—	—	—	534
Issuance of common stock in a public offering at $32.00 per share, net of issuance costs of $8,628	4,296	4	128,837	—	—	—	—	128,841
Issuance of common stock for technology license and common stock investment in a private company	43	—	2,160	—	—	—	—	2,160
Payment of note receivable net of accrued interest	—	—	—	39	—	—	—	39
Stock compensation related to options granted to consultants for services	—	—	1,324	—	—	—	—	1,324
Amortization of deferred stock compensation	—	—	—	—	3,774	—	—	3,774

Balance at December 31, 2001	28,451	28	373,310	(56)	(3,414)	49	(154,858)	215,059
Net unrealized gain on available-for-sale securities	—	—	—	—	—	908	—	908
Net loss	—	—	—	—	—	—	(144,309)	(144,309)

Comprehensive net loss	—	—	—	—	—	—	—	(143,401)
Exercise of stock options	227	1	2,333	—	—	—	—	2,334
Stock issued under employee stock purchase plan	67	—	1,464	—	—	—	—	1,464
Issuance of common stock in a public offering at $37.00 per share, net of issuance costs of $6,540	3,000	3	104,457	—	—	—	—	104,460
Repurchase of common stock at $0.125 per share	(49)	—	(6)	—	—	—	—	(6)
Reversal of deferred stock compensation due to employees termination	—	—	(1,447)	—	657	—	—	(790)
Payment of note receivable net of accrued interest	—	—	—	18	—	—	—	18
Stock compensation related to the modification of unvested stock options	—	—	965	—	242	—	—	1,207
Stock compensation related to options granted to consultants for services	—	—	805	—	—	—	—	805
Amortization of deferred stock compensation	—	—	—	—	1,568	—	—	1,568

	Stockholders’ Equity
			Additional Paid-In Capital	Notes Receivable from Stockholder	Deferred Compensation Related to Stock Options	Other Income	Accumulated Deficit	Total Stockholders’ Equity
	Common stock
	Shares	Amount

Balance at December 31, 2002	31,696	32	481,881	(38)	(947)	957	(299,167)	182,718
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(557)	—	(557)
Net loss	—	—	—	—	—	—	(97,001)	(97,001)

Comprehensive net loss	—	—	—	—	—	—	—	(97,558)
Exercise of stock options	74	—	413	—	—	—	—	413
Stock issued under employee stock purchase plan	74	—	1,272	—	—	—	—	1,272
Repurchase of common stock at $0.125 per share	(7)	—	(1)	—	—	—	—	(1)
Reversal of deferred stock compensation due to employees termination	—	—	(550)	—	161	—	—	(389)
Payment of note receivable net of accrued interest	—	—	—	38	—	—	—	38
Stock compensation related to the modification of unvested stock options	—	—	442	—	—	—	—	442
Stock compensation related to options granted to consultants for services	—	—	83	—	—	—	—	83
Stock compensation related to the grant of restricted shares	8	—	157	—	—	—	—	157
Amortization of deferred stock compensation					569			569

Balance at December 31, 2003	31,845	$32	$483,697	$—	$(217)	$400	$(396,168)	$87,744

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

See Accompanying Notes.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “we,” “our,” or “us”) is an independent biopharmaceutical company focused on developing and commercializing innovative products for the treatment of serious pulmonary and hepatic diseases. We have three marketed products and advanced-stage development programs addressing a range of diseases with attractive markets. Our three marketed products are Actimmune® (interferon gamma-1b), Infergen® (interferon alfacon-1) and Amphotec®/Amphocil® (amphotericin B cholesteryl sulfate complex for injection). Actimmune is approved in the United States for two rare congenital disorders, chronic granulomatous disease and severe, malignant osteopetrosis, and is in Phase III clinical development as a treatment for idiopathic pulmonary fibrosis. We market Infergen in the United States and Canada for the treatment of chronic hepatitis C virus (HCV) infections, and are planning a Phase III clinical trial for Infergen in combination with ribavirin for patients who have not responded to previous treatments for HCV. We have worldwide marketing rights to Amphotec for the treatment of invasive aspergillosis (see Note 3). Our late-stage development pipeline also includes programs focused on Actimmune for the treatment of ovarian cancer, and oritavancin for the treatment of serious hospital-based gram-positive infections. We also have development programs for pirfenidone for the treatment of idiopathic pulmonary fibrosis and a pegylated form of interferon alfacon-1 (PEG-Alfacon-1) for the treatment of chronic HCV infections. We also have strategic assets that do not fit within our core focus areas of pulmonology and hepatology. These assets are oritavancin, Amphotec and Actimmune for the treatment of ovarian cancer. InterMune was incorporated in the state of California in 1998 and reincorporated in Delaware in 2000.

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

Cash, Cash Equivalents and Available-for-Sale Securities

Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months. We classify all debt securities as available for sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income, which is a separate component of stockholders’ equity. We have estimated the fair value amounts by using available market information. The cost of securities sold is based on the specific identification method.

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

Stock-based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of our employee and director stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

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

	Year ended December 31,
	2003	2002	2001

Options	5,728	4,491	2,988
Shares issuable upon conversion of convertible subordinated notes	3,893	3,893	3,893

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001

Net loss	$(97,001)	$(144,309)	$(118,191)

Basic and diluted net loss per common share:
Weighted-average shares of common stock outstanding	31,761	30,976	26,080
Less: weighted-average shares subject to repurchase	(96)	(387)	(758)

Weighted-average shares used in computing basic and diluted net loss per common share	31,665	30,589	25,322

Basic and diluted net loss per common share Basic and diluted net loss per common share	$(3.06)	$(4.72)	$(4.67)

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

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. Specifically, EITF 00-21 addresses: (1) how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our consolidated financial statements.

3.                                      ACQUIRED PRODUCT RIGHTS

Marnac, Inc. (“Marnac”)

In 2002, we exclusively licensed from Marnac, Inc. and KDL GmbH their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Pirfenidone is not approved by the FDA and is currently in Phase II clinical development for fibrotic diseases of the lung and kidney. Under the terms of the license agreement, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and potential future milestone and royalty payments. Future milestone payments will be based on the progress of clinical development of pirfenidone. We expensed the $18.8 million as acquired research and development and milestone payments in the first quarter of 2002 since pirfenidone was in clinical development, had not reached technical feasibility and had no foreseeable alternative future uses.

Amgen Inc. (“Amgen”)

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

We are also required to pay Amgen additional milestone payments based on the progress of the PEG-Alfacon-1 program and royalties on sales of the resulting product, if any. We do not expect the PEG-Alfacon-1 program, which completed Phase I clinical development in 2003, to reach the FDA approval stage until 2010 at the earliest, if at all. In accordance with the agreement, we made a $1.5 million milestone payment in June 2003 due to the commencement of the Phase I clinical trial for PEG-Alfacon-1.

We determine the value assigned to acquired in-process research and technology by estimating both the costs to develop the purchased in-process research and development into a commercially viable product, including development milestones, and the resulting net cash flows from the project, and discounting the net cash flows to their present value. We used a discount rate of 33% for valuing the in-process research and development, which was intended to be commensurate with our corporate maturity, PEG-Alfacon-1’s stage of development and the uncertainties in the economic estimates described above.

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

Eli Lilly and Company (“Lilly”)

In 2001, we entered into an asset purchase and license agreement with Lilly pursuant to which we acquired Lilly’s worldwide rights to oritavancin. The agreement provides us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin. Because oritavancin is not currently aligned with our strategic focus, we are seeking a commercial partner. In order to partner oritavancin, the agreement requires that we first offer Lilly the opportunity to enter into such a partnering relationship with us, which we have done. Lilly has declined the opportunity to partner with us, and the agreement prohibits us from entering into an agreement with a third party on more favorable terms than those we offered to Lilly. Our rights to oritavancin could revert to Lilly if we do not meet our diligence obligations under the agreement or otherwise commit a material breach of the agreement. Additionally, if we are acquired by a company with a certain type of competing program and Lilly has notified us prior to the acquisition that it believes in good faith that its economic interests in oritavancin under the agreement will be harmed in light of the acquisition, Lilly may terminate the agreement and our rights to oritavancin would revert to Lilly. In any event, we may not assign the agreement to a potential acquirer without the advance, written consent of Lilly.

Pursuant to the agreement, we paid Lilly $50.0 million and will be obligated to pay Lilly significant milestone and royalty payments upon our successful development and commercialization of oritavancin. In particular, our milestone obligations are based on the progress of our clinical development program for oritavancin and include payments to Lilly for achievement of regulatory approval in various major market countries. We expensed the $50.0 million during 2001 since oritavancin was in clinical development, had not reached technical feasibility and had no foreseeable alternative uses. In 2002, Lilly exercised its option under the agreement to reduce the agreed percentage of royalty payable by us to Lilly on oritavancin product sales. The exercise of this option required us to pay $15.0 million to Lilly, which was expensed as acquired research and development and milestone payments in 2002 and was paid during January 2003. In 2003, we accrued $10.0 million as a liability related to a milestone payment due to Lilly for the completion of the Phase III clinical trials for oritavancin. This amount was expensed as acquired research and development and milestone payments in 2003.

ALZA Corporation (“ALZA”)

In 2001, we acquired from ALZA the worldwide rights to Amphotec (amphotericin B cholesteryl sulfate complex for injection), which is sold under the trade name Amphocil in certain countries outside the United States. Amphotec is currently approved in North America and many other countries for the treatment of invasive aspergillosis. The transaction terms included an up-front product acquisition fee of $9.0 million, milestone payments based upon sales levels and specific achievements in the clinical development and regulatory approval of Amphotec in combination with Actimmune, and royalties payable upon net sales of Amphotec (included in cost of goods sold). We are also subject to certain royalty obligations to the University of California under this agreement. Under the agreement, we obtained access to certain existing distributorships for Amphotec, and assumed ALZA’s obligations under agreements with its existing Amphotec distributors and service providers. Our rights to Amphotec could revert to ALZA if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. The product acquisition fee has been capitalized as acquired product rights and will be amortized over its estimated useful life of ten years.

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

Genentech, Inc. (“Genentech”)/Connetics Corporation (“Connetics”)

At our formation in 1998, we entered into an agreement with Connetics under which we obtained an exclusive sublicense under the rights granted to Connetics by Genentech through a license agreement for Actimmune, in exchange for shares of our common stock. We also agreed to assume many of Connetics’ obligations to Genentech under that license agreement. We entered into an agreement with Connetics in 1999 in order to broaden our scope of rights. In 2000, we entered into an assignment and option agreement with Connetics, by which Connetics assigned the Genentech license to us. In 2002, we entered into a purchase agreement with Connetics through which Connetics’ option in the assignment agreement for any rights in the field of dermatology was terminated.

The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires.

Our licensed Actimmune rights include exclusive and non-exclusive rights under Genentech’s patents. The exclusive Actimmune rights include an exclusive license to develop and commercialize in the United States, Canada, and Japan for a broad range of diseases, including, but not limited to, chronic granulomatous disease, osteopetrosis, and pulmonary fibrosis. Actimmune is currently approved in the United States to treat chronic granulomatous disease and osteopetrosis. Under the Genentech license, we pay Genentech royalties on the sales of Actimmune (included in cost of goods sold), and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the filing for FDA approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases, and the achievement of certain annual sales targets for Actimmune. We must satisfy specified obligations under the agreement with Genentech to maintain our license from Genentech. We are obligated under the agreement to develop and potentially commercialize Actimmune for a number of diseases. Royalties are payable upon net sales of Actimmune to Connetics. Through an assignment and option agreement with Connetics, we became obligated to pay to Connetics, beginning on January 1, 2002, a royalty of 0.25% of net U.S. sales of Actimmune until net U.S. sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of net U.S. sales of Actimmune. Through a separate purchase agreement, we are obligated to pay Connetics a royalty of 4.0% on our net sales of Actimmune for the treatment of scleroderma.

4.                                      SPONSORED RESEARCH, LICENSE AND COLLABORATION AGREEMENTS

Array BioPharma Inc. (“Array”)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting hepatitis with Array. We will fund drug discovery research conducted by Array based on the number of Array scientists working on the research phase of the agreement and will be responsible for all development and commercialization. Array will be entitled to receive milestone payments based on the selection of an initial drug candidate and the achievement of critical events in the clinical development of such candidates, as well as royalties on net sales of products derived from the collaborative efforts.  Total research and development expenses related to this agreement were $2.1 million for the year ended December 31, 2003 and $593,000 for the year ended December 31, 2002.

Maxygen, Inc. (“Maxygen”)

In 2001, we entered into a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, to develop and commercialize novel, next-generation interferon gamma products. Under this agreement, we will take forward into clinical development certain product candidates created by Maxygen. We will fund optimization and development of these next-generation interferon gamma products, and will retain exclusive worldwide commercialization rights for all human therapeutic indications. The agreement terms include up-front license fees, full research funding and development and commercialization milestone payments, which are payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products.  We paid Maxygen a total of $228,000, $5.1 million, and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The payments were charged to research and development expense. In addition, Maxygen will receive royalties on product sales.

Boehringer Ingelheim International GmbH (“BI International”)

In 2001, InterMune and BI International formed an international strategic collaboration to develop and commercialize Actimmune under BI International’s trade name, Imukin®, in all countries outside of the United States, Canada and Japan. Indications to be developed include idiopathic pulmonary fibrosis (IPF), chronic granulomatous disease (CGD), osteopetrosis, as well as additional indications to be agreed upon later. During 2002, the strategic collaboration agreement was amended to include the additional indications of ovarian cancer, liver fibrosis and non-Hodgkin’s lymphoma. This strategic alliance adds worldwide scope to our existing rights to develop and commercialize Actimmune in the United States, Canada and Japan.

Under the agreement, we will fund and manage clinical and regulatory development of Actimmune for all indications. BI International has an option to exclusively promote Imukin, and we may opt to promote the product where BI International does not do so. Furthermore, the two companies will share in the profits from commercializing Actimmune outside of North America and Japan through a specified royalty schedule. Prior to receiving the first regulatory approval for any of IPF, tuberculosis or systemic fungal infections, the agreement provides us with royalties on Imukin net sales above 2000 levels. No royalties have been earned or paid under the terms of this agreement. Imukin is currently approved and marketed for CGD in 36 countries. BI International is currently seeking EU approval for Imukin for the treatment of severe, malignant osteopetrosis, an indication for which Actimmune is already approved in the United States. We also plan to expand our Phase III clinical development programs to target approvals in the expanded international markets. No royalties have been earned to date. In addition to the above agreement, BI International’s affiliate Boehringer Ingelheim Austria GmbH (“BI Austria”) manufactures all commercial and clinical supply of Actimmune for us at contractually determined unit prices.

Mondobiotech SA. (“Mondobiotech”)

In 2001, we paid cash and issued 42,822 shares of our common stock with an aggregate value of $3.7 million to Mondobiotech, a European privately held development stage company, in exchange for technology licenses and common stock. This amount was charged to research and development expense. The license agreement terms include up-front license fees and milestone payments, which are payable on the issuance of certain patent rights licensed under the agreement, the filing for regulatory approval to market a specified compound for particular indications, and the receipt of FDA approval to market such compound for such indications. In addition, we will pay royalties on product sales in certain European countries upon regulatory approval. In December 2001, we expensed the equity component of this transaction because of the early stage of development of the investee and the uncertainty of future realization.

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

9.                                      CONVERTIBLE SUBORDINATED NOTES

On July 5, 2001, we completed a public offering of $149.5 million aggregate principal amount of 5.75% convertible subordinated notes due July 15, 2006 (“the Notes”). The notes are unsecured and rank junior to all of our future unsecured and unsubordinated debts. The notes are convertible at any time at the option of the note holders into our common stock at a conversion price of $38.40 per share subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in January and July and we can redeem all or a portion of the notes at any time on or after July 15, 2004. We recognized $8.6 million in interest expense related to the Notes during each of the years ended December 31, 2003 and 2002. Offering expenses of $5.1 million related to the sale of the Notes have been included in other assets and are amortized to interest expense over the life of the Notes. The accumulated amortization of the debt issuance costs was $2.6 million at December 31, 2003. See Note 18 for additional details regarding the issuance of our 0.25% convertible senior notes due March 1, 2011.

10.                               STOCKHOLDERS’ EQUITY

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

Stock Compensation Plans

In 1999, we adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provided for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Certain options were immediately exercisable, at the discretion of our Board of Directors. Shares issued pursuant to the exercise of an unvested option are subject to the right of repurchase which lapses over periods specified by the board of directors, generally five years from the date of grant. In 2000, we terminated all remaining unissued shares under the 1999 Plan amounting to 121,584 shares. We repurchased early exercised and unvested shares from certain terminated employees totaling 7,217 and 49,501 at a purchase price of $0.125 during 2003 and 2002, respectively. The shares repurchased in 2003 and 2002 were granted to employees under the 1999 Plan and are not available for future grant.

In 2000, the Board of Directors adopted the 2000 Equity Incentive Plan and the 2000 Non-Employee Directors’ Stock Option Plan. In 2000, a total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Equity Incentive Plan and 180,000 shares under the 2000 Non-Employee Directors’ Stock Option Plan. The 2000 Equity Incentive Plan and 2000 Non-Employee Directors’ Stock Option Plans provide for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the Board of Directors, generally four years from the date of grant. Options not immediately exercisable generally vest over 4 years. Options granted under the plans have a maximum term of 10 years.

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

Employee stock purchase plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, we established the 2000 Employee Stock Purchase Plan. Under this plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to 15% of each employee’s eligible compensation. Through the end of December 2003, we issued a total of 170,672 shares under this plan, and 1,022,070 shares remain available for future issuance.

Pro forma information

We account for our stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we do not recognize compensation cost for options granted to employees with exercise prices greater than fair value of the underlying common stock on the date of grant. The effect on net loss and losses per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation is described in Note 2.

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

We estimate the fair value of the employees’ purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Stockholder Rights Agreement

In July 2001, our Board of Directors approved the adoption of a Stockholder Rights Agreement, which provided for the distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The dividend was paid on August 3, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $390.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable the earlier of: (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common shares (an “Acquiring Person”), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person.

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

18.                               SUBSEQUENT EVENTS

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of approximately $21.63 per share, subject to adjustment in certain events and at the holders’ option. Interest on the Convertible Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Convertible Notes are unsecured and will rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness. We may not redeem any of the notes at our option prior to maturity. We intend to use the net proceeds from this offering to purchase or redeem, before and/or during the third quarter of 2004, our outstanding 5.75% convertible subordinated notes due 2006. However, we may determine not to purchase or redeem all of our 5.75% convertible subordinated notes due 2006. We plan to file a shelf registration statement covering the resale of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

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

(This page has been left blank intentionally.)

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this amended Annual Report on Form 10-K/A:

(1)                                  Financial Statements

None.  The Registrant’s financial statements were previously filed under Item 8 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 12, 2004

(2)                                  Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or the notes thereto.

Schedule II

InterMune, Inc.

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
	(In thousands)

Allowance for doubtful accounts, product returns, chargebacks, and rebates:
Year Ended December 31, 2003	$3,415	$12,495	$(12,933)	$2,977
Year Ended December 31, 2002	949	10,811	(8,345)	3,415
Year Ended December 31, 2001	418	3,986	(3,455)	949
Reserves of excess inventory and non-cancelable purchase obligations:
Year Ended December 31, 2003	$—	$1,292	$(371)	$921
Year Ended December 31, 2002	—	—	—	—
Year Ended December 31, 2001	—	—	—	—

(3)                                  Exhibits

NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(10)
3.3	Bylaws of Registrant.(1)
3.4	Certificate of Amendment of Certificate of Incorporation of Registrant.(17)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
4.3	Indenture, dated as of July 5, 2001, between Registrant and The Bank of New York.(8)
4.4	Stockholder Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(9)
4.5	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.(9)
4.6	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(21)

NUMBER	DESCRIPTION OF DOCUMENT

4.7

Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(21)

10.1+	Form of Indemnity Agreement.(1)
10.2+	1999 Equity Incentive Plan and related documents.(1)
10.3+	2000 Equity Incentive Plan and related documents.(1)
10.4+	2000 Employee Stock Purchase Plan and related documents.(1)
10.5+	2000 Non-Employee Directors’ Stock Option Plan and related documents.(1)
10.6	Lease Agreement, dated November 9, 1999, between Registrant and American Heart Association, Western States Affiliate.(1)
10.7+	Employment Agreement, dated April 27, 1999, between Registrant and W. Scott Harkonen.(1)
10.9+	Employment Offer Letter, dated October 22, 1999, between Registrant and Peter Van Vlasselaer.(1)
10.11+	Secured Loan Agreement, Secured Promissory Note, and Security Agreement, dated July 1, 1999, between Registrant and W. Scott Harkonen.(1)
10.12*	Amended and Restated Exclusive Sublicense Agreement, dated April 27, 1999, between Registrant and Connetics Corporation.(1)
10.19*	Data Transfer, Clinical Trial, and Market Supply Agreement, dated January 27, 1999, between the Registrant and Boehringer Ingelheim Austria GmbH.(1)
10.20+	Form of Change of Control Provisions for Officers.(3)
10.22+	Employment Offer Letter, dated March 3, 2000, between Registrant and Stephen N. Rosenfield.(3)
10.24	Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)
10.25	Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(4)
10.27	Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(4)
10.28	Lease Agreement, dated May 15, 2000, between Registrant and American Heart Association, Western States Affiliate.(4)
10.29	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(5)
10.30+	Employment Offer Letter, dated May 15, 2000, between Registrant and John Wulf.(2)
10.31	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.32	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.33+	Employment offer letter, dated November 27, 2000, between Registrant and Dr. James E. Pennington, M.D.(7)
10.34*	Product Acquisition Agreement, dated January 2, 2001, between Registrant and ALZA Corporation.(7)
10.35*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(7)
10.36	Lease Agreement, dated February 14, 2001, between Registrant and Harvard Investment Company.(7)
10.37+	Amendment to Employment Agreement, dated January 1, 2001, between Registrant and Dr. W. Scott Harkonen.(7)
10.38	Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc.(7)
10.39*	License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen, Inc.(10)
10.40	Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.(11)
10.41*	Agreement for Consulting Services, dated August 1, 2001, between Registrant and The SGO Group LLC.(11)
10.42*	Asset Purchase and License Agreement, dated September 19, 2001, between Registrant and Eli Lilly and Company.(11)
10.43*	Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(12)
10.45+	2000 Equity Incentive Plan, as amended as of June 19, 2002.(13)
10.46+	2000 Non-Employee Directors’ Stock Option Plan, amended as of May 29, 2003(17)
10.47+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D.(14)
10.48+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.(14)
10.49+	Secured Promissory Note, dated May 1, 2002, between Registrant and Marianne Armstrong, Ph.D.(14)

NUMBER	DESCRIPTION OF DOCUMENT

10.50*	Amendment No. 1, dated April 26, 2002, to the Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(14)
10.51*	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement (dated June 15, 2001), between Registrant and Amgen Inc.(14)
10.52*	First Amendment, dated June 19, 2002, to the Data Transfer, Clinical Trial and Market Supply Agreement (dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria GmbH.(14)
10.53	Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.(14)
10.54	Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement (dated March 23, 2001), between Registrant and Boehringer Ingelheim International GmbH.(14)
10.55+	Employee Offer Letter, dated August 29, 2002, between Registrant and Sharon Surrey-Barbari.(15)
10.56+	Amendment to Proprietary Information and Inventions Agreement, dated September 3, 2002, between Registrant and Sharon Surrey-Barbari.(15)
10.57*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(16)
10.58+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(17)
10.59+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.(17)
10.60+	Promissory Note, dated May 22, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(17)
10.61+	Employment Offer Letter, dated April 30, 2003, between Registrant and Frederick J. Schreiber.(17)
10.62+	Employment Offer Letter, dated July 2, 2003, between Registrant and Roger L. Hawley.(17)
10.63+	Resignation Letter, dated July 14, 2003, between Registrant and W. Scott Harkonen.(17)
10.64**	Amendment No. 2 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(19)
10.65+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.(18)
10.66+	Consulting Agreement and Mutual Releases, dated September 25, 2003, between Registrant and Scott Harkonen.(18)
10.67+	Escrow Agreement, dated September 25, 2003, among Registrant, Scott Harkonen and U.S. Bank, National Association.(18)
10.68**	License Agreement, dated March 29, 2002, among Registrant, Marnac, Inc., KDL, Inc., KDL GmbH, Dr. Solomon Margolin and Dr. Shitotomo Yamauchi.
10.69+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr.(20)
10.70+	Separation Agreement, dated November 26, 2003, between Registrant and John Wulf.(20)
10.71+	Separation Agreement, dated January 15, 2004, between Registrant and Dr. James E. Pennington.(20)
10.72+	Separation Agreement, dated January 23, 2004, between Registrant and Frederick J. Schreiber.(20)
21.1	List of Subsidiaries.(20)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages thereto).(20)
31.5	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.6	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.2†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(2)                                  Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 8, 2000 (No. 333-45460).

(3)                                  Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)                                  Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)                                  Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.

(6)                                  Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)                                  Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(8)                                  Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2001.

(9)                                  Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(10)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(12)                            Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)                            Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2002 (No. 333-92276).

(14)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.

(15)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.

(17)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.

(18)                            Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.

(19)                            Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended September 30, 2003.

(20)                            Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2003.

(21)                            Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) filed for the year ended December 31, 2003.

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

Dated: September 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Daniel G. Welch	President, Chief Executive Officer and Director	September 9, 2004
Daniel G. Welch		(principal executive officer)

By:	/s/ Bennet L. Weintraub	Interim Chief Financial Officer (principal financial	September 9, 2004
Bennet L. Weintraub		and accounting officer)

By:	*	Director	September 9, 2004
William A. Halter

By:	*	Director	September 9, 2004
James I. Healy

By:	*	Director	September 9, 2004
Thomas R. Hodgson

By:	*	Director	September 9, 2004
Jonathan S. Leff

By:	*	Director	September 9, 2004
William R. Ringo, Jr.

By:	*	Director	September 9, 2004
Michael L. Smith

* By:	/s/ Daniel G. Welch
Daniel G. Welch
Attorney-In-Fact