Form 10-Q
period 2004-09-30
INTERMUNE INC
filed 2004-11-09
CIK 1087432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of November 1, 2004, there were 32,050,201 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$83,016	$42,071
Available-for-sale securities	118,948	174,036
Accounts receivable, net	11,775	13,270
Inventories, net	6,443	20,062
Prepaid expenses and other current assets	3,570	2,417
Total current assets	223,752	251,856
Property and equipment, net	8,752	9,621
Acquired product rights, net	19,651	21,978
Restricted cash	1,675	1,675
Notes receivable from employees	466	698
Other assets	5,328	2,673
Total assets	$259,624	$288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,367	$20,281
Accrued compensation	6,609	6,357
Other accrued liabilities	22,504	23,363
Total current liabilities	35,480	50,001
Deferred rent	1,459	1,256
Convertible notes	170,000	149,500

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value, 70,000,000 shares authorized; 31,994,019 and 31,845,011 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	32	32
Additional paid-in capital	492,696	483,697
Deferred stock compensation	(6,902)	(217)
Accumulated other comprehensive income	665	400
Accumulated deficit	(433,806)	(396,168)
Total stockholders’ equity	52,685	87,744
Total liabilities and stockholders’ equity	$259,624	$288,501

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue, net
Actimmune	$30,063	$35,048	$94,333	$106,046
Infergen	6,223	2,468	14,150	6,026
Others	1,218	670	3,043	2,259
Total revenue, net	37,504	38,186	111,526	114,331

Costs and expenses:
Cost of goods sold	12,270	9,427	30,801	27,139
Amortization of acquired product rights	774	5,701	2,327	7,581
Research and development	16,297	28,837	54,929	89,092
Selling, general and administrative	17,111	16,833	51,817	47,973
Acquired research and development and milestone payments	—	10,400	—	12,150
Total costs and expenses	46,452	71,198	139,874	183,935
Loss from operations	(8,948)	(33,012)	(28,348)	(69,604)

Other income (expense):
Interest income	768	921	2,557	3,113
Interest expense	(616)	(2,407)	(4,775)	(7,257)
Other expense	(4,064)	—	(7,072)	—
Net loss	$(12,860)	$(34,498)	$(37,638)	$(73,748)

Basic and diluted net loss per common share	$(0.40)	$(1.09)	$(1.18)	$(2.33)

Weighted average shares used in computing basic and diluted net loss per common share	31,988	31,723	31,912	31,634

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows used for operating activities:
Net loss	$(37,638)	$(73,748)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation, net of reversals	669	(81)
Non-cash stock compensation	149	(635)
Acquired research and development and milestone payments	—	12,150
Amortization and depreciation	5,319	5,286
Loss on early extinguishment of debt	7,072	—

Impairment of intangible assets	—	4,761
Deferred rent	203	294
Changes in operating assets and liabilities:
Accounts receivable	1,495	(56)
Inventories	13,619	(4,172)
Other assets	(372)	(880)
Accounts payable and accrued liabilities	(14,521)	(5,351)
Net cash used for operating activities	(24,005)	(61,162)
Cash flows from investing activities:
Purchase of property and equipment	(1,172)	(694)
Purchase of acquired product rights, including research and development and milestone payments	—	(18,750)
Purchases of available-for-sale securities	(93,104)	(225,072)
Sales of available-for-sale securities	44,557	156,062
Maturities of available-for-sale securities	103,146	75,724
Net cash provided (used) by investing activities	53,427	(12,730)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,496	1,262
Repurchase of convertible subordinated notes	(154,452)	—
Repayment of notes receivable from stockholder	232	38
Proceeds from convertible senior notes, net	164,247	—
Net cash provided by financing activities	11,523	1,300
Net increase (decrease) in cash and cash equivalents	40,945	(72,592)
Cash and cash equivalents at beginning of period	42,071	101,683
Cash and cash equivalents at end of period	$83,016	$29,091

Supplemental disclosure of cash flow information:
Accrued milestone payment and royalty buy-down fee payable to Eli Lilly	—	$10,400

See accompanying notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of InterMune, Inc. (“InterMune,” “we,” “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of our management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.

Certain information and footnote disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The accompanying interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our annual report filed with the SEC on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of InterMune and its wholly owned subsidiaries, InterMune Canada Inc. and InterMune Europe Limited.  All intercompany accounts and transactions have been eliminated.  The operations of InterMune Canada Inc. and InterMune Europe Limited have been immaterial.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

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

Cash, cash equivalents and available-for-sale securities

Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months.  We classify all debt securities as available-for-sale.  Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, and are reported as other comprehensive income, a separate component of stockholders’ equity.  We have estimated the fair value amounts by using available market information.  The cost of securities sold is based on the specific identification method.

Fair value of other financial instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value.  The fair value of our convertible senior debt at September 30, 2004 was $143.2 million, which we determined using available market information.

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

Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future.  These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve.  During the three- and nine-month periods ended September 30, 2004, we charged $2.9 million and $3.5 million to cost of good sold for contractual purchase commitments for inventory in excess of forecasted needs.

Concentration of risks

Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet.  We have established guidelines for investing excess cash relative to diversification and maturities that we believe maintain safety and liquidity.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.  To minimize the exposure due to adverse shifts in interest rates we maintain investments with short effective maturities.  The current average effective maturity of our investment portfolio is approximately one year.

Our revenues and trade receivables are concentrated with a few customers.  We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended.  However, we generally do not require collateral on accounts receivable.  Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements.  Three customers represented 59%, 10% and 10%, respectively, of total accounts receivable at December 31, 2003, and two customers represented 49% and 13%, respectively, of total accounts receivable at September 30, 2004.  No other customer represented more than 10% of accounts receivable at December 31, 2003 or September 30, 2004.

Revenues from customers representing 10% or more of total sales during either of the nine-month periods ended September 30, 2004 or 2003 were as follows:

Customer	2004	2003
Caremark	12%	11%
Merck Medco	11%	11%
Priority Healthcare	60%	60%

Foreign Currency Instruments

We purchase commercial and clinical products from Boehringer Ingelheim Austria in a foreign currency.  This exposes us to foreign currency exchange rate risk.  To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from Boehringer Ingelheim over the next year, we have instituted a foreign currency cash flow hedging program.  We hedge portions of our forecasted foreign currency cash payments with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges.  Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts.  In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

At September 30, 2004, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune were $0.8 million.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration, or FDA for marketing, are typically capitalized and amortized ratably over the estimated life of the products, typically ten years.  At the time of acquisition, we estimate the product’s life based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product.  We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate.  Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development.  Accumulated amortization of these intangible assets was $22.1 million at September 30, 2004.

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

Revenue recognition and revenue reserves

We recognize revenue generally upon delivery when title passes to a credit-worthy customer, and record reserves for estimated returns, rebates, chargebacks and cash discounts.  We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date.  We are able to make reasonable and reliable estimates of product returns based on historical experience.  We review all sales transactions for potential rebates, chargebacks and cash discounts each month and believe that our reserves are adequate.  We include shipping and handling costs in cost of goods sold.

Research and development expenses

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations, in-licensing fees and facility and administrative expense allocations.  In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option.  Research costs typically consist of applied and basic research and preclinical and toxicology work.  Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers.  Clinical development costs include the costs of Phase I, II and III clinical trials.  These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(12,860)	$(34,498)	$(37,638)	$(73,748)
Add: Stock-based employee compensation expense, included in reported net loss	611	(39)	772	(81)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,868)	(6,819)	(6,406)	(19,175)
Pro forma net loss	$(16,117)	$(41,356)	$(43,272)	$(93,004)

Net loss per share:
Basic and diluted—as reported	$(0.40)	$(1.09)	$(1.18)	$(2.33)
Basic and diluted—pro forma	$(0.50)	$(1.30)	$(1.36)	$(2.94)

The pro forma impact of applying SFAS 123 for the three months and nine months ended September 30, 2004 and 2003, respectively, does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected stock price volatility	76%	82%	76%	82%
Risk-free interest rate	3.6%	3.1%	3.3%	3.1%
Expected life (in years)	5.2	5.4	5.1	5.0
Expected dividend yield	—	—	—	—

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected stock price volatility	79%	86%	80%	86%
Risk-free interest rate	2.4%	3.1%	2.5%	2.3%
Expected life (in years)	2.0	5.4	2.0	2.0
Expected dividend yield	—	—	—	—

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  This model also requires the input of highly subjective assumptions including the expected stock price volatility.  Because our outstanding stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes option pricing model does not provide a reliable single measure of the fair value of our stock options.

Restricted Stock Awards

During the three months ended September 30, 2004, we granted to employees restricted stock awards for 31,000 shares of our common stock with a weighted-average fair value of $9.75 per share, that vest annually over a four-year period through September 2008.  During the nine months ended September 30, 2004, we granted to employees restricted stock awards for a total of 525,600 shares of our common stock with a weighted-average fair value of $15.48 per share that vest annually over a four-year period through September 2008.  Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests.  As a result of these awards, during the three- and nine-month periods ended September 30, 2004, we recognized $548,835 and $599,894 in compensation expense, respectively.  As the restricted shares vest through 2008, we will continue to recognize stock based compensation expenses related to the grants of these restricted awards.  These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price.  If all of the remaining restricted stock awards that were granted in 2004 vest, we would recognize approximately $7.5 million in compensation expense over the four-year period.  However, no compensation expense will be recognized for stock awards that do not vest.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$182	$552
Finished goods	6,261	19,510
Total inventories, net	$6,443	$20,062

3. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Accrued clinical trial costs	$3,866	$4,882
Accrued interest	35	3,940
Payable to Eli Lilly	10,000	10,000
Royalties payable	4,426	4,254
Other accrued liabilities	4,177	287
Total other accrued liabilities	$22,504	$23,363

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(12,860)	$(34,498)	$(37,638)	$(73,748)
Change in unrealized losses on securities available-for-sale	5	(275)	(489)	(323)
Change in unrealized gain on foreign exchange hedge	306	—	754	—
Comprehensive loss	$(12,549)	$(34,773)	$(37,373)	$(74,071)

5. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that we have only one reportable segment because we have organized our business around its functional lines.  The following table summarizes total net revenue from external customers by geographic regions.  Revenues are attributed to countries based on the location of the customer:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$36,865	$37,681	$109,269	$112,641
Other countries	639	505	2,257	1,690
Total revenue, net	$37,504	$38,186	$111,526	$114,331

6. CONVERTIBLE SUBORDINATED NOTES

In February 2004, we purchased $52.5 million in principal amount of our 5.75% convertible subordinated notes due July 15, 2006 (the “Subordinated Notes”) with the proceeds received from the sale of our 0.25% convertible senior notes due March 1, 2011 (see Note 7).  We paid a total of $55.0 million related to the purchase, which included $0.4 million for accrued interest on the purchased Subordinated Notes, and a premium of $2.2 million recognized as a loss on the early extinguishment of debt.  We also recognized a non-cash charge of $0.8 million on unamortized deferred issuance costs associated with the extinguished debt.

On July 15, 2004, we purchased all of the remaining $97.0 million in principal amount of the Subordinated Notes.  We paid approximately $102.6 million, which included accrued interest of $2.8 million and a premium of $2.8 million.  We incurred charges in the third quarter of 2004 of approximately $4.1 million, which included the premium of $2.8 million and a non-cash charge totaling $1.3 million, for the acceleration of the unamortized deferred issuance costs associated with these notes.

7. CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”).  The Senior Notes are convertible into our common stock at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances.  Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year.  The Senior Notes are unsecured and rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness.  In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt.  As of September 30, 2004, we had no secured debt and no senior obligations.  Offering expenses of $5.6 million related to the sale of the Senior Notes have been included in other assets and are being amortized to interest expense over the life of the Senior Notes, which is seven years from the date of issuance.

8. GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity.  We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination.  The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy reduces our exposure and may enable us to recover a portion of any future amounts paid.  We believe the fair value of these indemnification agreements is minimal.  Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2004.

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

•                  changes in industry practices; and

•                  one-time events.

You should also consider carefully the statements under the heading “Risk Factors” below, which address additional factors that could cause our results to differ from those set forth in the forward-looking statements.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Report, including those discussed in this Report under the heading “Risk Factors” below.  Because of the factors referred to above, as well as the factors discussed in this Report under the heading “Risk Factors” below, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable.  These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements.  We believe there have been no significant changes during the nine-month period ended September 30, 2004 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

InterMune is an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology.  In 2003, we refocused our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology.  We have a revenue base provided primarily by our two core marketed products, advanced-stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets and several strategic non-core assets that we believe provide us the opportunity to create value.

Marketed Products

Our two core marketed products are Actimmune (interferon gamma-1b), approved for the treatment of severe, malignant osteopetrosis and chronic granulomatous disease, and Infergen (consensus interferon alfacon-1), approved for the treatment of chronic hepatitis C virus, or HCV, infections.

Co-Promotion

On March 26, 2004, we entered into an agreement with Baxter Healthcare Corporation under which we promote Baxter’s product Aralast in the United States for the treatment of hereditary emphysema.  In the quarter ended September 30, 2004, revenue of $0.5 million was recognized under this arrangement.

Product Development

Drug development in the United States is a process that includes several steps required by the FDA.  The process begins with the filing of an Investigational New Drug Application, or IND, which if successful, allows for the opportunity for clinical study of the potential new medicine.  Clinical development typically involves three phases of clinical trials prior to approval: Phase I, II and III.  In our experience, clinical development accounts for an average of seven years of a drug’s total development time.  The FDA may require, or companies may pursue, additional clinical trials, known as Phase IV clinical trials, after a product is approved.  The results of Phase IV clinical trials can confirm the effectiveness of a drug and can provide important safety information to supplement the FDA’s voluntary adverse drug reaction reporting system.  The most significant costs associated with clinical development are Phase III clinical trials, as they tend to be the longest and largest studies conducted during the drug development process.  It is not uncommon for a drug that appears promising in a Phase II clinical trial to fail in a more rigorous and reliable Phase III clinical trial.

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

•                  Pulmonology

In pulmonology, we are developing two therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, and one therapy for pulmonary fibrosis associated with Hermansky-Pudlak Syndrome, or HPS.  IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function.  There is no FDA approved therapy for IPF.  We believe that there are approximately 83,000 patients with IPF in the United States.  We are developing two clinically advanced compounds for the treatment of IPF—Actimmune and pirfenidone.  We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with IPF in December 2003.  We have rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan.  We are collaborating with Boehringer Ingelheim International GmbH (BI International), which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin.  We expect to update our plans regarding a clinical development program for pirfenidone in IPF in the first quarter of 2005 after meeting with the FDA regarding our development plan.  We are also developing pirfenidone for pulmonary fibrosis associated with HPS, a rare, fatal, fibrotic lung disease caused by genetic factors for which there is no FDA approved therapy.

•                  Hepatology

In hepatology, we are focused on expanding treatment options for patients suffering from HCV infections.  We are developing once-daily Infergen in combination with ribavirin therapy for the treatment of patients suffering from chronic HCV infections who have failed to respond to the current standard of care, pegylated interferon-alpha 2 in combination with ribavirin therapy.  These patients are referred to as hepatitis C non-responders.  We believe that there are approximately 150,000 hepatitis C non-responders in the United States.  We initiated a Phase III trial of once-daily treatment with Infergen in combination with ribavirin therapy for hepatitis C non-responders in June of 2004.  In addition, we are developing once-daily Infergen in combination with Actimmune with and without ribavirin for the treatment of hepatitis C non-responders.  We have initiated a Phase II clinical trial of this combination.  We completed our Phase I trial of a pegylated form of Infergen, PEG-Alfacon-1, for the treatment of chronic HCV infections in 2003.  The PEG-Alfacon-1 development program will be lengthy and very expensive, and the duration and expense carry significant risk.  Accordingly, we are considering alternative development plans and business collaborations that could increase the speed and decrease our risk and expense for this program.  Once we have completed our analysis of alternative development plans and assessed the value that a partnership could bring to PEG-Alfacon-1, we will announce our plans, which may be to discontinue the program if we are unable to enter into a collaboration on favorable terms.

•                  Non-Core Strategic Assets

Consistent with our focused strategy on pulmonology and hepatology, we intend to capture value from our assets outside these core areas, and are seeking partners for certain of these assets.  In particular, we are in the process of divesting oritavancin and Amphotec.  We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial.  We will make a decision as to the future of this program when we receive data from a planned interim analysis of progression-free survival, which we anticipate in the second half of 2005.

Operating History

We expect that our quarterly and annual results of operations may fluctuate for the foreseeable future due to a number of factors, including, but not limited to, those described under the heading “Risk Factors” in this Report.

As of September 30, 2004, we had an accumulated deficit of $433.8 million.  Our net loss was $37.6 million for the nine-month period ended September 30, 2004, and $73.7 million for the same period in 2003.  These losses resulted from costs incurred in the development and commercialization of our products and product candidates and the acquisition of new technology.  Our expenses have consisted primarily of those incurred for research and development, sales and marketing and general and administrative costs associated with our operations.

Product Development Status

The following chart shows the status of our product development programs as of September 30, 2004:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Actimmune Idiopathic pulmonary fibrosis				X
Pirfenidone Idiopathic pulmonary fibrosis				X(1)
Pirfenidone Hermansky-Pudlak syndrome				X(2)
Next Generation Interferon Gamma	X
Hepatology
Daily Infergen + Ribavirin Hepatitis C non-responders				X
Daily Infergen + Actimmune +/- Ribavirin Hepatitis C non-responders			X
PEG-Alfacon-1 Chronic hepatitis C virus infections		X
Strategic Non-Core Programs
Actimmune + Standard-of-Care Chemotherapy Ovarian cancer				X

(1) Proposed pending outcome of discussions with FDA.

(2) Planned.

Results of Operations

Revenue

For the third quarter of 2004, InterMune recorded total net revenue of $37.5 million, compared to $38.2 million for the same quarter in 2003, a decrease of 2%.  Sales of Actimmune (interferon gamma-1b) for the third quarter of 2004 were $30.1 million, compared to $35.0 million for the same quarter in 2003, a decline of 14%.  Net sales of Infergen (interferon alfacon-1) were $6.2 million for the third quarter of 2004 compared to $2.5 million in the same period of 2003, an increase of 152%.  For the three-month periods ended September 30, 2004 and 2003, Actimmune accounted for approximately 80.2% and 91.8%, respectively, of our total net revenue, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.  For the three-month period ended September 30, 2004, $0.5 million in revenue was recognized under the March 26, 2004 agreement with Baxter Healthcare Corporation under which we promote Baxter’s product Aralast in the United States for the treatment of hereditary emphysema.

The Company recorded total net revenue of $111.5 million for the nine months ended September 30, 2004, compared to $114.3 million for the nine months ended September 30, 2003, a decrease of 2%.  This decrease was primarily attributable to decreases in sales of Actimmune partially offset by increased sales of Infergen.  Actimmune sales for the first nine months of 2004 were $94.3 million, compared to $106.0 million for the same period in 2003, a decrease of 11%. Infergen sales for the first nine months of 2004 were $14.2 million compared to $6.0 million for the first nine months of 2003, an increase of 135%.  For the nine-month periods ended September 30, 2004 and 2003, Actimmune accounted for 84.6% and 92.8%, respectively, of our total net revenue, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Actimmune sales declined during the three- and nine-month periods ended September 30, 2004 compared to the corresponding periods in 2003 due to a decrease in the underlying demand for Actimmune.  We believe that the rate of patient referrals by physicians and the average duration of therapy are among the key uncertainties that affect demand for Actimmune and our Actimmune revenue and total product revenue in future periods.  The patient referral rate reflects the number of new patients who are prescribed Actimmune and who call the call center that coordinates with all of our specialty distributors, although these patients may elect not to have those prescriptions filled.  We believe that the following factors are among those that may affect the patient referral rate for Actimmune: physician screening of patients who are likely to pursue treatment with Actimmune; physician or patient interest; the publication of the results of our initial Phase III IPF clinical trial, GIPF-001, in the New England Journal of Medicine and the negative editorial that accompanied the publication; and the extent to which physicians enroll their patients in our Phase III IPF clinical trial, GIPF-007, who would otherwise be put on Actimmune therapy.  During the three- and nine-month periods ended September 30, 2004, the patient referral rate that we observed for Actimmune was significantly lower than for the same period in 2003; however, the average duration of therapy that we observed was greater than expected.

Infergen sales increased during the three- and nine-month periods ended September 30, 2004 compared to the corresponding periods of 2003 due to marketing and sales programs initiated in 2004.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our revenues and inventory reserves.  Cost of goods sold for the three-month period ended September 30, 2004 was $12.3 million, approximately 33% of total net revenue, compared to $9.4 million, or approximately 25% of total net revenue, in the corresponding period of 2003.  The increase in cost of goods sold primarily reflects a charge of $2.9 million taken for contractual purchase commitments for Actimmune inventory in excess of our present forecasts.

Cost of goods sold for the nine months ended September 30, 2004 was $30.8 million, approximately 28% of total net revenue, compared to $27.1 million, or approximately 24% of total net revenue, for the same period in 2003.  The increase in cost of goods sold for the 2004 period, when compared to the same period in 2003, was primarily due to a $3.5 million charge for contractual purchase commitments for Actimmune and Amphotec inventory in excess of presently forecasted needs.

Amortization and impairment of acquired product rights

We recorded amortization and impairment of acquired product rights for the three-month periods ended September 30, 2004 and 2003 of $0.8 million and $5.7 million, respectively.  The 2003 costs related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents.  The decrease for the 2004 period, versus the same period in 2003, was primarily due to a charge of $4.8 million taken in the third quarter of 2003 for the impairment of Amphotec product rights which reduced the remaining carrying value of the intangible asset being amortized.

We recorded amortization of acquired product rights of $2.3 million and $7.6 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  The amortization charges for both 2004 and 2003 are related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents.  The decrease for the 2004 period, versus the same period in 2003, was primarily due to a charge of $4.8 million taken in the third quarter of 2003 for the impairment of Amphotec product rights which reduced the remaining carrying value of the intangible asset being amortized.

Research and development expenses

Research and development expenses were $16.3 million and $28.8 million for the three-month periods ended September 30, 2004 and 2003, respectively, representing a decrease of $12.5 million or 43%.  The decrease in 2004 was largely attributable to the focusing of the Company’s R&D investment in the areas of hepatology and pulmonology and discontinuing a number of programs outside of these two core areas.

Research and development expenses were $54.9 million and $89.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively, representing a decrease of $34.2 million or 38%.  The decrease for the nine-month period ended September 30, 2004 versus the same period in 2003 was largely attributable to the focusing of the Company’s R&D investment in the areas of hepatology and pulmonology and discontinuing a number of programs outside of these two core areas.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.1 million and $16.8 million for the three-month periods ended September 30, 2004 and 2003, respectively, representing an increase of $0.3 million or 2%.  The increased spending for the three-month period ended September 30, 2004, versus the same period in 2003, was primarily due to higher spending on Infergen marketing related activities.

Selling, general and administrative expenses were $51.8 million and $48.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively, representing an increase of $3.8 million or 8%.  The increased spending for the nine-month period ended September 30, 2004, versus the same period in 2003, was primarily associated with Infergen marketing related activities and increased compensation, recruiting, and consulting expenses associated with the Company’s reorganization in early 2004.

Acquired research and development and milestone payments

There were no charges for acquired research and development and milestone payments in the three- and nine-month periods ended September 30, 2004.  We recorded charges of $10.4 million and $12.2 million for acquired research and development and milestone payments for the three- and nine-month periods ended September 30, 2003, respectively.  These charges related to milestone payments made as a result of the commencement of a Phase I clinical trial for PEG-Alfacon-1.  We expensed this amount as acquired research and development and milestone payments as PEG-Alfacon-1 is currently in clinical development, has not reached technical feasibility and has no foreseeable alternative future uses.

Interest income

Interest income decreased to $0.8 million for the three-month period ended September 30, 2004, compared to $0.9 million for the three-month period ended September 30, 2003.  Interest income decreased to $2.6 million for the nine-month period ended September 30, 2004, compared to $3.1 million for the nine-month period ended September 30, 2003.  The decreases in interest income in the three-month and nine-month periods ended September 30, 2004 reflected declining investment yields on our cash and short-term investments resulting from substantially lower market interest rates.

Interest expense

Interest expense decreased to $0.6 million for the three-month period ended September 30, 2004, compared to $2.4 million for the three-month period ended September 30, 2003.  Interest expense decreased to $4.8 million for the nine-month period ended September 30, 2004, compared to $7.3 million for the nine-month period ended September 30, 2003.  The decreases in interest expense in the three-month and nine-month periods ended September 30, 2004, reflect the repurchase of all of the Company’s $150 million 5.75% convertible subordinated notes due in mid-2006, and the impact of the lower interest rate on the Company’s $170 million 0.25% convertible subordinated notes.

Other expense

Other expense of $4.1 million for the three-month period ended September 30, 2004 includes a charge of $2.8 million for the repurchase of all of the remaining $97.0 million of the 5.75% convertible subordinated notes due in July 2006, and the acceleration of $1.3 million of the deferred issuance costs associated with these notes.  Other expense of $7.1 million for the nine months ended September 30, 2004 included a charge of $5.0 million for the repurchase of all $149.5 million of our 5.75% convertible subordinated notes due in July 2006, and the acceleration of $2.1 million of the deferred issuance costs associated with these notes.

Liquidity and Capital Resources

At September 30, 2004, we had available cash, cash equivalents and available-for-sale securities of $202.0 million.  In July 2004, we completed the repurchase of all of the remaining $97.0 million in aggregate principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.  We paid a total of $102.6 million related to the repurchase, which included $2.8 million for accrued interest on the convertible subordinated notes and a premium of $2.8 million recognized as a loss on the early extinguishment of debt.  We also expensed a non-cash charge of approximately $1.3 million for the acceleration of the amortization of the deferred issuance costs associated with the notes.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers.

Operating activities used $24.0 million in cash during the nine-month period ended September 30, 2004, primarily due to the loss from operations of $37.6 million and reductions of accounts payable and accrued liabilities totaling $14.5 million, offset by a decrease in inventories of $13.6 million.  The decrease in accounts payable and accrued liabilities was due to the timing of payments of accounts payable at September 30, 2004.  The decrease in inventories is due to product sales during the nine-months of 2004.  Details concerning the loss from operations can be found above in this report under the heading “Results of Operations.”

Investing activities provided $53.4 million in cash during the nine-month period ended September 30, 2004, due in part to maturities and sales of short-term investments totaling $147.7 million, offset by $93.1 million of short-term investment purchases and purchases of property and equipment of $1.2 million.  Cash provided by investing activities increased by $66.2 million for the 2004 period, compared to the same period in 2003, primarily due to the decrease in purchases of available-for-sale securities, net of maturities and sale of available-for-sale securities of $47.9 million, and $18.8 million paid in the 2003 period related to the purchase of acquired product rights, including research and development and milestone payments.

Cash provided by financing activities of $11.5 million for the nine-month period ended September 30, 2004 was primarily due to the receipt of net proceeds of $164.2 million related to the issuance of $170.0 million in 0.25% convertible senior notes due March 2011.  These proceeds were offset by the repurchase of $149.5 million in principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.  We paid a total of $157.6 million related to the repurchase, which included $3.2 million for accrued interest on the convertible subordinated notes and a premium of $5.0 million recognized as a loss on the early extinguishment of debt.  We also expensed a non-cash charge of approximately $2.1 million for the acceleration of the amortization of the deferred issuance costs associated with the notes.

We do not have any “special purpose” entities that are unconsolidated in our financial statements.  We have no commercial commitments with related parties, except for ongoing payments to the SGO Group LLC in connection with the oritavancin acquisition from Eli Lilly.  Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, was a principal in the SGO Group at the time of the acquisition.  We have no loans with related parties, except for executive loans to Dr. Marianne Armstrong, our Senior Vice President of Regulatory/Medical Affairs and Drug Safety, and Dr. Lawrence Blatt, our Senior Vice President of Preclinical and Applied Research.  Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.

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

•                  our ability to partner our development and commercialization programs;;

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

•                  the ability to divest oritavancin and Amphotec;

•                  the payments of annual interest on our long-term debt; and

•                  whether we must repay the principal in connection with our convertible debt obligations.

As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.  We have no commitments for such fund raising activities at this time.  Additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

RISK FACTORS

An investment in our common stock is risky.  Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q that was filed with the SEC on August 9, 2004, in addition to other information and risk factors in this Report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune.  We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts or in growing product revenues.

We commenced operations in 1998 and have incurred significant losses to date.  Our revenues have been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.  Although we are developing Actimmune for the treatment of idiopathic pulmonary fibrosis (IPF) and ovarian cancer, Actimmune will not be marketed for IPF before 2008, if at all, and will not be marketed for ovarian cancer before 2007, if at all.  We market Infergen for the treatment of chronic hepatitis C virus (HCV) infections, but Infergen revenues may fail to grow significantly.  We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2011, if at all.  The development of PEG-Alfacon-1, a pegylated form of Infergen, for the treatment of chronic HCV infections will be lengthy and very expensive and carries significant risk.  Accordingly, we are looking for a development partner for PEG-Alfacon-1.  If we are unable to enter into a development collaboration for PEG-Alfacon-1 on favorable terms, we may discontinue the program.  Although we market Amphotec for invasive aspergillosis, we do not believe that it will provide sufficient revenue to us in the near future, if ever, and, consequently, we have decided to divest Amphotec.  We have been developing oritavancin for the treatment of complicated skin and skin-structure infections and have completed a Phase II clinical trial of oritavancin for the treatment of bacteremia.  However, we have determined that continued development of oritavancin is non-strategic and therefore we have decided to divest that program.  We may be unable to conclude either a sale of Amphotec or oritavancin in the near term or on favorable terms, if at all.

We may fail to develop our products on schedule, or at all, for the reasons stated in this “Risks Related to the Development of Our Products and Product Candidates” section of this Report.  If this were to occur, our costs would increase and our ability to generate revenue could be impaired.  In addition, we may need to raise capital in amounts greater than we anticipate in order to continue our development activities as planned.  If additional capital is not available, we may be forced to curtail our development activities or cease operations.

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

We are conducting a second Phase III clinical trial of Actimmune as a treatment for IPF.  However, Actimmune may not demonstrate safety or statistically significant efficacy with respect to the primary or secondary endpoints of the protocol of that clinical trial or any additional clinical trial.  If the Phase III clinical trial were to fail to demonstrate statistically significant efficacy, we would likely abandon the development of Actimmune for the treatment of IPF, which would seriously harm our business and would result in a significant decline in our Actimmune revenue.

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

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources toward them.  Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs.  If we terminate a preclinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

We will not be able to recover our total investment in our non-core assets through divestiture, which could harm our business and our results of operations.

In 2003, we reorganized our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology.  As a result, we are in the process of attempting to divest oritavancin and Amphotec.  We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial.  We will make a decision as to the future of this program when we receive data from a planned interim analysis of progression-free survival, which we anticipate in the second half of 2005.  We have spent significant resources in the acquisition and development of these assets.  We may in the future determine that additional product candidates or programs are not consistent with our future business strategy.  We may not be able to recover our investment in some or all of these assets in full.  In such event, we will have expended resources on programs that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

On March 19, 2004, plaintiff Joan Gallagher filed an action against InterMune and certain individuals in the United States District Court for the Eastern District of Pennsylvania for wrongful termination.  Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law.  Among other things, Ms. Gallagher alleges that we engaged in deceptive practices, such as establishing a patient registry to market Actimmune for unapproved indications and structuring our compensation systems to advance the allegedly unlawful marketing.

In addition, we are subject to a federal class action stockholder lawsuit alleging that we, our former chief executive and chief financial officers made certain false and misleading statements in violation of the federal securities laws.  In connection with this lawsuit, the plaintiff has made similar allegations to those of Ms. Gallagher with respect to our alleged off-label promotion of Actimmune.

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

The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose additional requirements for post-approval studies.  Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market.  In this regard, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.”  While we believe that all of these observations have been appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays.  Our existing approvals for diseases, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements or to meet our post-approval commitments.  For example, we have ongoing Phase IV post-marketing commitments to the FDA relating to Actimmune for the treatment of osteopetrosis, Infergen for the treatment of HCV and Amphotec for the treatment of invasive aspergillosis.  Our failure to adequately address these ongoing Phase IV commitments could result in a regulatory action or restriction, such as withdrawal of the relevant product’s approval by the FDA.  If approval for a disease is withdrawn, we could no longer market the affected product for that disease.  In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with FDA or other governmental regulations.

For a description of restrictions relating to the off-label promotion of our products, please see the risk factor titled, “If we fail to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, which would harm our business” above.

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

For example, we recently reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections.  However, in two additional small clinical pharmacology trials, we observed adverse events, primarily phlebitis and rash that were inconsistent with the safety profile observed in prior clinical trials of oritavancin.  Since the cause of the inconsistency is unknown, the FDA has requested an additional clinical safety trial be completed prior to the submission of a New Drug Application, or NDA, for oritavancin.  Because of the need to perform an additional clinical trial, further development of oritavancin for the treatment of complicated skin and skin-structure infections will require additional investment, and FDA approval of oritavancin for the treatment of complicated skin and skin-structure infections has been delayed.

The pricing and profitability of our products may be subject to control by the government and other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products.  For example, in most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control.  In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control.  For example, federal legislation was enacted on December 8, 2003 that provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms.  Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs.  In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products.  These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune, Infergen, Amphotec or any other products we may develop in the future, which would reduce our revenues and potential profitability.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities.  The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•                  It may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•                  Failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market.  For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.”  While we believe that all of these observations have been appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves.  Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products.  The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product.  We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of our products for commercial purposes.  These third parties include Boehringer Ingelheim Austria GmbH, Amgen Inc., Abbott Laboratories, Inc., Cardinal Health PTS, Inc., Ben Venue Laboratories and Signa C.V.  We have long-term supply contracts with Boehringer Ingelheim Austria GmbH for Actimmune, with Amgen for Infergen and with Abbott Laboratories, Inc. for oritavancin.  However, if we do not perform our obligations under these agreements, they may be terminated.

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

•                  When we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us.  This requires new testing and compliance inspections.  Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.  For example, we have transferred the manufacturing of oritavancin from Eli Lilly and Company to a third-party manufacturer and our third-party manufacturer’s finished product has not yet demonstrated a comparable safety profile to that demonstrated by Eli Lilly’s oritavancin product.  If the finished oritavancin product of our third-party manufacturer does not have a comparable safety profile to that demonstrated by Eli Lilly’s oritavancin product, our ability to divest oritavancin may be adversely affected;

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

•                  If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates.  In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all; and

•                  If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all.  If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

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

Our key supply agreements provide that the manufacturer is our exclusive source of supply for the product, except under certain circumstances.  For example, Boehringer Ingelheim Austria (BI Austria) is currently our exclusive manufacturer for Actimmune.  Under our agreement with BI Austria, we cannot seek a secondary source to manufacture Actimmune until BI Austria has indicated to us its inability or unwillingness to meet our requirements.  Under our agreement with Amgen for Infergen, Amgen is our exclusive manufacturer of Infergen.  Even if we believe that Amgen will be unable to meet our requirements for the manufacture of Infergen, we cannot transfer the Infergen manufacturing process to a secondary source unless Amgen has materially breached its manufacturing obligations.  If we are delayed in establishing a secondary supply source for Actimmune or Infergen, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a higher cost of product, either of which would have a material and adverse effect on our revenues, business and financial prospects.

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

Risks Related to the Commercialization of Our Products and Product Candidates

If we are not able to obtain required regulatory approvals to change Infergen’s label to provide for daily dosing and to market Infergen in combination with ribavirin for Hepatitis C nonresponders or in combination with other anti-viral drugs, our revenues, business and financial prospects would be adversely affected.

We believe that market acceptance of and demand for Infergen for the treatment of chronic HCV infections may depend upon our ability to change Infergen’s label to provide for daily dosing and to market Infergen in combination therapy with ribavirin for Hepatitis C nonresponders or in combination with other anti-viral drugs.  Before we may change Infergen’s label or market Infergen for use in combination therapy with ribavirin for Hepatitis C nonresponders or in combination with other anti-viral drugs, we will need to obtain FDA approval.  To seek and obtain such approval, we will need to supplement Infergen’s current FDA license with data that support daily use of Infergen and the combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic HCV infections.  We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all.  In June 2004, we initiated a Phase III clinical trial designed to evaluate the safety and efficacy of daily Infergen in combination with ribavirin for the treatment of patients chronically infected with HCV who have failed to respond to a previous course of therapy with pegylated interferon alfa-2 plus ribavirin.  However, we cannot provide assurance that this trial will be successful.  In addition, seeking FDA approval for Infergen combination therapy may, in certain circumstances, involve our complying with FDA patent certification and notice provisions relating to ribavirin that could result in deferral for up to 30 months or, in the case of judicial intervention, longer, of FDA approval pending the outcome of ongoing patent infringement litigation.  If we are unable to obtain FDA approval of daily dosing of Infergen and for these new uses for Infergen, we will be unable to market Infergen in combination with ribavirin or other anti-viral drugs, and our revenues, business and financial prospects would be adversely affected.

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

Our competitors and their strategic partners have substantial and extensive patent rights related to combination therapy of interferon alpha and ribavirin for the treatment of chronic HCV infections.  For example, we are aware of three U.S. patents that relate to the use of interferon alpha and ribavirin to treat chronic HCV infections.  These patents expire in 2015, 2016 and 2017, respectively.  It is possible that these patents could adversely impact or prevent our efforts to market Infergen and/or PEG-Alfacon-1 in combination therapy with ribavirin.  If these patents adversely impact our ability to market Infergen or PEG-Alfacon-1 with ribavirin, it is possible that the commercial prospects for Infergen or PEG-Alfacon-1 could be reduced and our prospects for profitability may be impaired.  Further, it is possible that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for combination therapy of interferon alpha and other anti-viral drugs for the treatment of chronic HCV infections.  If those patent applications were to issue, we may be unable to market Infergen or PEG-Alfacon-1 with ribavirin or with another anti-viral drug, reducing the commercial prospects for Infergen and PEG-Alfacon-1 and our prospects for profitability.

In addition, we are aware of a U.S. patent that relates to the use of pegylated interferon alpha to treat chronic HCV infections.  This patent expires in 2016.  It is possible that this patent could adversely impact or prevent us from marketing PEG-Alfacon-1 for the treatment of chronic HCV infections.  If this patent impacts our ability to market PEG-Alfacon-1 for the treatment of chronic HCV infections, the commercial prospects for PEG-Alfacon-1 could be reduced.  Our competitors and their strategic partners may have patent rights relating to pegylation technology in general and the use of pegylated interferon alpha for the treatment of chronic HCV infections in particular.   These patents may adversely impact the commercial prospects for PEG-Alfacon-1.

Although we have licensed from Amgen rights to PEG-Alfacon-1, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize PEG-Alfacon-1 for the treatment of chronic HCV infections.  For example, our competitors and their strategic partners have substantial and extensive patent rights in connection with interferon alpha and its recombinant production.  Specifically, we are aware of two U.S. patents that relate to interferon alpha polypeptides, DNAs encoding the same, host cells transformed with such DNA and processes for the production of interferon alpha polypeptides from such DNAs and host cells.  These patents expire in 2019 and 2020, respectively.  It is possible that these patents could adversely impact or prevent our marketing efforts for PEG-Alfacon-1, which would have a material adverse effect on our business.

We are aware of the existence of a patent in the United States that relates to the administration of alpha interferon and gamma interferon to treat HCV patients. We are uncertain what impact, if any, this patent may have on our efforts to commercialize our combination alpha and gamma interferon development program. It is possible that this patent could adversely impact or prevent us from marketing the combination of Infergen and Actimmune for HCV should our development program prove successful.  If we determine that we need a license, we may not be able to secure such a license on commercially reasonable terms, if at all, reducing the commercial prospects for our combination Infergen and Actimmune product.

Because our competitors’ pegylated interferon alpha products permit less frequent dosing than non-pegylated products, Infergen, which is not pegylated, is at a competitive disadvantage with respect to frequency of administration, which may impede its ability to gain acceptance with physicians and patients.

Pegylated interferon alpha products may have an advantage over non-pegylated products because they circulate longer in the body, permitting a less frequent dosing schedule and enhancing efficacy in some patients infected with the HCV virus.  Because our competitors Schering-Plough Corporation and Roche Laboratories have commenced marketing their respective pegylated interferon alpha products, Infergen, which is a non-pegylated interferon alpha product, is at a significant disadvantage in the market with respect to the frequency of administration, which may impede its ability to gain acceptance with physicians and patients and thus our ability to generate revenue.  In addition, both of these companies have obtained and it is likely they will continue to obtain significant patent protection relating to their respective products.

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

If the use of interferon-based therapies, including Infergen, for chronic HCV infections were to diminish or not grow as we expect, this could impact the recoverability of the Infergen-related intangible asset, which was $15.8 million as of September 30, 2004.  During the quarter ended December 31, 2003, we conducted a detailed assessment of the current and future market potential of

Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies.  This assessment resulted in no reduction of the carrying value of the Infergen-related intangible asset.  If we are unable to achieve results consistent with those assumed in our detailed assessment, it may be necessary to perform a future detailed assessment, which could result in a reduction of the carrying value of the Infergen-related intangible asset.  This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

We rely on one customer for approximately 60% of our total product sales.  If this customer does not continue to sell our products at its current levels, our business will be harmed.

During the nine-month period ended September 30, 2004, Priority Healthcare accounted for approximately 60% of our total product sales and 49% of our outstanding receivables.  If this customer or any other customer that sells a significant portion of our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed.  Additionally, any reduction, delay or loss of orders from our key customers could harm our revenues in any period or harm our business generally.

If the specialty pharmacies and distributors that we rely upon to sell our products fail to perform, our business may be adversely affected.

Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors.  A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable or infused medications for complex or chronic conditions, which often require a high level of patient education and ongoing management.  The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:

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

•             governmental payors, such as Medicaid, the US Public Health Service Agency or the Veterans’ Administration; and

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

Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendium listing.  The drug compendia list approved indications that products have received from the FDA.  The compendia also evaluate the body of clinical evidence to determine whether an off-label use of products should be listed in the compendia as medically appropriate.  A compendium listing of an off-label use is many times a requirement by payors, such as Medicare and private payors, to approve that use.  To receive a compendium listing for the use of Actimmune in the treatment of IPF, we would have to complete an application and submit clinical data regarding the use of Actimmune in the treatment of IPF.  We have not applied for a compendium listing for Actimmune for the treatment of IPF.  We are awaiting the publication of clinical data in a peer-reviewed journal, which we believe is necessary to support a compendium application for Actimmune for the treatment of IPF.  If we file for a compendium listing and are unable to acquire a compendium listing for Actimmune for the treatment of IPF, additional third-party payors may decide to deny reimbursement for Actimmune for the treatment of IPF, and fewer physicians may prescribe Actimmune for such treatment.  If either of these were to occur, sales of Actimmune would decline and our revenues would suffer.

Some third-party payors have denied coverage for Actimmune for the treatment of IPF for a variety of reasons, including the cost of Actimmune, the fact that IPF is not an FDA approved indication for Actimmune or a third-party payor’s assessment that a particular patient’s case of IPF has advanced to a stage at which treatment with Actimmune would not have a significant effect.  We believe that approximately 70% of the patients who seek coverage for Actimmune for the treatment of IPF from private third-party payors are able to obtain coverage.  While coverage trends have not changed significantly in the last two years, major health plans could further restrict coverage or adopt a policy of no coverage.

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

We license certain patents and trade secrets relating to Actimmune from Genentech, Inc; relating to Infergen from Amgen; relating to pirfenidone from Marnac, Inc. and KDL GmbH; and relating to oritavancin from Eli Lilly.  If we breach any of our agreements with Genentech, Amgen, Marnac and KDL or Eli Lilly, any of these licensors could terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products, which could adversely affect our revenues and financial prospects.

Since the pirfenidone molecule is in the public domain and the composition of matter patent we licensed from Marnac is limited to specific methods of use of pirfenidone, we may be subject to competition from third party products with the same active pharmaceutical ingredients as our product candidate.

Composition of matter patent protection for pirfenidone molecule has expired in the United States and elsewhere.  Marnac and others have obtained patents in the United States and elsewhere relating to methods of use of pirfenidone for the treatment of certain diseases. We have licensed from Marnac and KDL rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF.  Marnac has retained rights under other U.S. and foreign patents for the use of pirfenidone to treat diseases other than fibrotic disorders. It is possible that Marnac will license these patent rights to third parties to develop, market, sell and distribute pirfenidone for these indications in the United States and elsewhere.  It is also possible that a third party may develop pirfenidone for the treatment of certain diseases that are not covered by patents held by Marnac or those licensed from Marnac by the Company. If Marnac or others were to license their method of use patents for non anti-fibrotic indications to a third party, or if a third party were to develop pirfenidone for a use that is not covered by any patents and such third parties successfully developed pirfenidone for non-fibrotic indications, we could face competition from third party products with the same active pharmaceutical ingredient as our product candidate. If a third party were to obtain FDA approval for the use of pirfenidone for an indication before we did, such third party would be first to market and could establish the price for pirfenidone. This could adversely impact our ability to implement our pricing strategy for the product and may limit our ability to maximize the commercial potential of pirfenidone. The presence of a lower priced competitive product with the same active pharmaceutical ingredients as our product could lead to use of the competitive product for the Company’s anti-fibrotic indications.  This could lead to pricing pressure for pirfenidone, which would adversely affect our ability to generate revenue from the sale of pirfenidone for anti-fibrotic indications.

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

We have licensed from Marnac and KDL rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF.  After the U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF.  The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere.  Marnac has retained rights under additional patents related to the use of pirfenidone for the treatment of non anti-fibrotic disorders, and other third parties hold patents related to the use of pirfenidone to treat other diseases not covered by the patent we licensed from Marnac. Therefore, we have no ability to prevent others from commercializing pirfenidone for (i) uses covered by the patents held by Marnac and third parties, or (ii) other uses in the public domain for which there is no patent protection. If a third party were to successfully develop and market pirfenidone for uses covered by these patents or uses in the public domain, this could have a material adverse effect on our ability to maximize the value of pirfenidone and could impair our ability to generate revenue from the product.  We are relying on exclusivity granted from Orphan Drug designation in IPF to protect pirfenidone from competitors in this indication.  The exclusivity period begins on NDA approval and ends seven years thereafter.  We cannot provide assurance that we will be able to maintain this Orphan Drug designation.  However, a third party could develop pirfenidone for another non-fibrotic disease that qualifies for Orphan Drug designation and could be granted seven years exclusivity in that indication.

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

Our competitors and their strategic partners have substantial and extensive patent rights in connection with the use of interferon alpha to treat a variety of diseases.  It is possible that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for interferon alpha.  We are uncertain of the extent to which the currently issued patents and any additional patents of our competitors that may issue will prevent us from marketing Infergen for the treatment of certain diseases.  If these patents adversely impact our ability to market, or prevent us from marketing, Infergen for a range of diseases, the commercial prospects for Infergen will be reduced and our prospects for profitability may be impaired.  In addition, our competitors and their strategic partners have substantial and extensive patent rights in connection with the use of pegylated interferon alpha to treat a variety of diseases.  Although we have licensed from Amgen rights to PEG-Alfacon-1, we may not have, and may not be able to license on commercially reasonable terms, if at all, sufficient rights to all the intellectual property necessary for us to commercialize PEG-Alfacon-1.

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

We have licensed from Marnac and KDL rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF.  After the U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF.  The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere,  Marnac has retained rights under additional patents related to the use of pirfenidone for the treatment of non anti-fibrotic disorders, and other third parties hold patents related to the use of pirfenidone to treat other diseases not covered by the patent we licensed from Marnac. Therefore, we have no ability to prevent others from commercializing pirfenidone for (i) uses covered by the patents held by Marnac and third parties, or (ii) other uses in the public domain for which there is no patent protection. If a third party were to successfully develop and market pirfenidone for uses covered by these patents or uses in the public domain, this could have a material adverse effect on our ability to maximize the value of pirfenidone and could impair our ability to generate revenue from the product. We are also aware of two international patent application publications relating to manufacturing processes for pirfenidone.  If either or both of these patent applications were to result in a granted patent or patents, and if any such granted patent or patents were to be interpreted to cover the manufacturing process for pirfenidone, it is possible that such patent or patents may enable the patent holder to block our ability to commercialize pirfenidone unless we obtained a license under such patent or patents.  We cannot predict whether we would be able to obtain such a license under commercially reasonable terms, if at all.  If we were not able to obtain such a license under the patent or patents on commercially reasonable terms, or at all, it would have a material adverse effect on our ability to commercialize any pirfenidone product.

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

Our commercial success depends in part on our ability and the ability of our collaborators to avoid infringing patents and proprietary rights of third parties.  As noted in the immediately preceding risk factor, third parties may accuse us or our collaborators of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization.  Any legal action against our collaborators or us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products.  We cannot predict whether we, or our collaborators, would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all.  If we are unable to obtain such a license, we, or our collaborators, may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder.  Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability.  Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above.  Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

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

We rely on trade secrets to protect technology where it is possible that patent protection is not appropriate or obtainable.  However, trade secrets are difficult to protect.  We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors.  These agreements generally provide that all confidential information developed or made known to an individual or company during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances.  In the case of employees and consultants, our agreements generally provide that all inventions made by the individual while engaged by us will be our exclusive property.  We cannot be certain that these parties will comply with these confidentiality agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors.  If our trade secrets become known, we may lose a competitive advantage and our ability to generate revenue may therefore be impaired.

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

•             Actimmune does not have a compendium listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

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

If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our revenues will decline.  In addition, the patient referral rate may decline.  The patient referral rate reflects the number of new patients who are prescribed Actimmune and who call the call center that coordinates with all of our specialty distributors, although these patients may elect not to have those prescriptions filled.  During the first nine months of 2004, the patient referral rate that we observed was significantly lower than we expected, and our Actimmune revenues declined from $106.0 million for the nine months ended September 30, 2003 to $94.3 million for the nine months ended September 30, 2004.  If this new lower rate of patient referrals continues or declines further, our Actimmune revenue and total revenue may decline further.  We do not know if the lower referral rate was due to better physician screening of patients who are likely to pursue treatment with Actimmune before referring them to the call center or lower physician or patient interest.  In addition, the patient referral rate may have been adversely affected by the initiation of our second Phase III clinical trial evaluating the efficacy and safety of Actimmune as a treatment for IPF, as physicians may have held some patients who would have been put on Actimmune therapy for screening and potential enrollment in this trial.  The patient referral rate also may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune for the treatment of IPF.  The article concluded that “[i]n a well-defined population of patients with idiopathic pulmonary fibrosis, [Actimmune] did not affect progression-free survival, pulmonary function, or the quality of life.  Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.”  The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “[i]t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.”  The editorial concluded by stating, “[s]tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

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

We have lost money since inception, and our accumulated deficit was approximately $433.8 million at September 30, 2004.  We expect to incur substantial additional net losses prior to achieving profitability, if ever.  The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations.  We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures.  To date, we have generated revenues primarily through the sale of Actimmune.  However, Actimmune sales have decreased in recent periods. Actimmune revenues declined from $106.0 million for the nine-month period ended September 30, 2003 to $94.3 million for the nine-month period ended September 30, 2004, representing a decrease of approximately 12%.  We have not generated operating profits to date from our products.  If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Failure to accurately forecast our revenues could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict.  Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products.  However, more recent projected revenue trends resulted in us recording charges of $1.1 million during the quarter ended September 30, 2003, $0.1 million during the quarter ended December 31, 2003, $0.6 million during the quarter ended June 30, 2004 and $2.9 million during the quarter ended September 30, 2004 for excess inventories and non-cancelable purchase obligations.  If revenue levels experienced in future quarters are substantially below our expectations, especially those revenues from sales of Actimmune and/or Infergen, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations.  For additional information relating to difficulties we have experienced forecasting revenues, see the risk factor titled, “We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value” below.

If we are unable to divest Amphotec, we may need to record another impairment charge for Amphotec, which would have a material adverse effect on our financial condition and results of operations.

The recoverability of the carrying value of the Amphotec-related intangible asset that we acquired in 2001 is based on its ability to generate a profit from sales.  During the quarter ended September 30, 2003, we recorded a charge of $4.8 million for the impairment of Amphotec product rights.  This impairment charge reduced the remaining carrying value of the intangible asset recorded in 2001 when we acquired the product.  This reduction was based on our detailed assessment of the current and future market potential of Amphotec, which took into account that sales levels have been lower than we expected and that Amphotec is not aligned with our new strategic focus in pulmonology and hepatology.  If we are unable to divest the product or to achieve results consistent with those assumed in our assessment, it may be necessary to further reduce the remaining carrying value of the Amphotec intangible asset, which was $1.5 million as of September 30, 2004.  This would have a material adverse effect on our financial condition and results of operations during any period in which we recognize any such reduction.

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

We have had a federal securities class actions lawsuit filed against us alleging that we, our former chief executive and chief financial officers, made certain false and misleading statements in violation of the federal securities laws.  In addition, a derivative action was filed in California state court against our directors, our former chief executive and chief financial officers, that is based on the same factual allegations as the purported federal securities class actions and alleges state law claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  We and the other defendants filed a motion to dismiss the federal class action on April 2, 2004, which was granted in part and denied in part.  Plaintiffs filed a second amended complaint on August 23, 2004, and we filed a motion to dismiss the second amended complaint on October 7, 2004.  The motion is scheduled to be heard in January 2005.  In the state action, the court has sustained the two motions made by us and the other defendants to dismiss two successive complaints filed by the plaintiff.  The plaintiff filed his third amended complaint on July 30, 2004.  We filed motion to dismiss the third amended complaint on September 16, 2004.  The motion to dismiss is scheduled to be heard in November 2004.  The results of complex legal proceedings, such as these, are difficult to predict.  Moreover, the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we therefore are unable to estimate at this time the possible range of damages that might be incurred should these lawsuits be resolved against us.  While we are unable to estimate the potential damages arising from such lawsuits at this time, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages.

Thus, an unfavorable outcome or settlement of either of these stockholder lawsuits could have a material adverse effect on our financial position, liquidity or results of operations.  Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation.  Litigation is costly, time-consuming and disruptive to normal business operations.  The continued costs of defending these lawsuits could be quite significant, and certain costs, such as those below a deductible amount, are not covered by our insurance policies.  The continued defense of these lawsuits also results in continued diversion of our management’s time and attention away from business operations, which could harm our business.

On March 19, 2004, plaintiff Ms. Joan Gallagher filed an action against InterMune and other defendants in the United States District Court for the Eastern District of Pennsylvania.  Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law.  Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing.  We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit.  The defendants filed a motion to dismiss the complaint on May 4, 2004.  Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004   on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law.  The motion is pending.  We cannot predict whether the outcome of this litigation will have a material adverse effect on our business.

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

We had 299 employees as of September 30, 2004, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists.  Competition for personnel and academic collaborations is intense.  We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management.  None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time.  In addition, we do not have any key employee insurance.  Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel.  In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities.  In the last 12 months, we have experienced significant changes in our management team, as a result of the evolving nature of our business.  In this regard, on August 17, 2004, we announced the resignation of Sharon Surrey-Barbari, Chief Financial Officer and Senior Vice President of Finance and Administration and the appointment of Bennet L. Weintraub as our Interim Chief Financial Officer.  On October 25, 2004, we announced the hiring of Norman Halleen as our new Chief Financial Officer and Senior Vice President of Finance and Administration.

The recent turnover in our management team may make it more difficult to attract and retain key personnel. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations.  Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business and hinder the planned expansion of our business.

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

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.  In this regard, as a result of changing market dynamics for Actimmune, on April 29, 2004 we removed our Actimmune and total revenue guidance for the year ending December 31, 2004 that was provided on January 29, 2004.  Our stock price decreased by $3.30, or 18%, to $14.71 by the close of business on April 30, 2004, the day after we removed this guidance.  The changes in market dynamics relate to new rates of patient referrals and average duration of therapy.  During the first nine months of 2004, the patient referral rate that we observed was significantly lower than we expected, and our Actimmune revenues declined from $106.0 million for the nine months ended September 30, 2003 to $94.3 million for the nine months ended September 30, 2004.  However, we observed an increase in the average duration of therapy that was significantly greater than expected.  For a description of factors that may have affected our patient referral rate during the first nine months of 2004, please see the risk factor titled, “If physicians do not prescribe Actimmune or prescribe it less often for the treatment of IPF, our revenues will decline” above.

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended September 30, 2004, the closing price of our common stock on the Nasdaq National Market ranged from $9.74 to $24.55.  Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

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

At September 30, 2004, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 71% of our issued and outstanding common stock.  Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price.  They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders.  This concentration of ownership could also depress our stock price.

Substantial sales of shares may negatively impact the market price of our common stock.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or conversion of our outstanding convertible notes, including the notes offered under this prospectus, the market price of our common stock may decline.  In addition, the existence of our outstanding convertible notes may encourage short selling by market participants.  These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.  We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock.

We have filed registration statements covering the approximately 9,254,103 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of September 30, 2004.  We have also filed a shelf registration statement covering the resale of the notes offered under this prospectus and the 7,858,811 shares of common stock issuable upon conversion of the offered notes.  In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights with respect to approximately 3.9 million shares of our common stock as of September 30, 2004.  We entered into an Amended and Restated Standstill Agreement (Agreement) with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (Warburg Pincus) which permits Warburg Pincus to acquire up to 25% of InterMune’s outstanding common stock in the open market.

Under the Agreement, InterMune has agreed to permit Warburg Pincus to acquire up to 25% of InterMune’s outstanding common stock and has granted Warburg Pincus certain registration rights with respect to its holdings.  In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of InterMune’s Board of Directors the right to vote those shares owned by Warburg Pincus in excess of 19.9%.  In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune.  In connection with this transaction, InterMune has also amended its Stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of InterMune’s outstanding common stock.

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

As of September 30, 2004, our debt service obligations on our outstanding convertible notes were approximately $0.4 million per year in interest payments.  Our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 is $0.4 million.  We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments.  If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.  To minimize the exposure due to adverse shifts in interest rates we maintain investments of short effective maturities.  The current average effective maturity of our investment portfolio is approximately one year.

The table below presents the principal amounts and weighted-average interest rates by year of effective maturity for our investment portfolio:

(in millions, except interest rates)	2004	2005	2006	2007	2008	2009 and thereafter	Total	Fair value at September 30, 2004

Assets:
Cash equivalent and available-for-sale securities	$135.8	48.7	2.9	—	—	—	$187.4	$188.3
Average interest rate	1.9%	2.0%	2.8%	—	—	—	1.9%
Liabilities:
0.25% Convertible senior notes due 2011	—	—	—	—	—	$170.0	$170.0	$143.2
Average interest rate	—	—	—	—	—	0.25%	0.25%	0.25%

We have some obligations in foreign currencies, principally the purchase of Actimmune inventory, which is denominated in euros. This exposes us to U.S. dollar/euro foreign currency exchange rate risk.  To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from Boehringer Ingelheim in the future, we have instituted a foreign currency cash flow hedging program.  We hedge portions of our forecasted foreign currency cash payments with forward contracts.  When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges.   Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts.  In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Based on our management’s evaluation, and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as of the end of the period covered by this Report, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.  There was no change in our internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.  Our management, including our chief executive officer and interim chief financial officer, does not expect that our control systems will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterMune have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and interim chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California.  Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive chief financial officers.  On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed.  A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004.  The consolidated amended complaint named us, and our former chief executive officer and chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5.  The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003.  We and the other defendants filed a motion to dismiss the complaint on April 2, 2004, which was granted in part and denied in part.  Plaintiffs filed a second amended complaint on August 23, 2004, and the defendant filed in a motion to dismiss the second amended complaint on October 7, 2004.  The motion is scheduled to be heard in January 2005.  We believe that we have meritorious defenses to the allegations contained in the securities class action complaint and intend to defend ourselves vigorously.  No trial date has been scheduled.

On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and chief financial officer.  We were also named as a nominal defendant solely in a derivative capacity.  The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The derivative action seeks unspecified damages, injunctive relief and restitution.  The court has sustained the two motions made by us and the other defendants on December 8, 2003 and April 29, 2004 to dismiss two successive complaints filed by the plaintiff on November 3, 2003 and March 25, 2004, respectively.  The plaintiff filed his third amended complaint on July 30, 2004, and the defendants filed a motion to dismiss the third amended complaint on September 16, 2004.  The motion to dismiss is scheduled to be heard in November 2004.  We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously.  No trial date has been scheduled.

On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania.  Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law.  Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing.  We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit.  The defendants filed a motion to dismiss the complaint on May 4, 2004.  Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law.  The motion is pending.  We cannot predict whether the outcome of this litigation will have a material adverse effect on our business.

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

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Certificate of Incorporation of InterMune. (1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001. (2)
3.3	Bylaws of InterMune. (1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune. (3)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune. (4)
10.77	Employment Offer Letter Agreement, dated October 19, 2004, between InterMune and Norman Halleen. (6)
10.79	Amended and Restated Standstill Agreement, dated October 29, 2004, among InterMune, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (5)
10.80	Registration Rights Agreement, dated October 29, 2004, among InterMune, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (5)
10.81	Amendment to Rights Agreement, dated October 29, 2004, between InterMune and Mellon Investor Services LLC. (5)
10.82	Employment Offer Letter Agreement, dated October 29, 2004 and effective as of November 1, 2004, between InterMune and Cynthia Robinson. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (6)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (6)
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (6)

(1)           Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)           Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)           Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)           Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)           Filed as an exhibit to the InterMune’s Current Report on Form 8-K filed with the Commission on November 4, 2004.

(6)           Filed herewith.

*              This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2004	InterMune, Inc.

	By:	/s/ Norman Halleen
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)