Form 10-Q
period 2005-03-31
INTERMUNE INC
filed 2005-05-10
CIK 1087432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of May 1, 2005, there were 32,595,822 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$43,790	$55,769
Available-for-sale securities	122,650	127,256
Accounts receivable, net of allowances of $ 2,945 at March 31, 2005 and $3,403 at December 31, 2004	9,561	12,098
Inventories, net	36,849	32,990
Prepaid expenses and other current assets	8,960	3,478

Total current assets	221,810	231,591
Property and equipment, net	8,839	8,261
Acquired product rights, net	17,499	18,875
Restricted cash	1,425	1,675
Other assets	5,486	5,609

Total assets	$255,059	$266,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,429	$29,448
Accrued compensation	7,065	7,746
Other accrued liabilities	28,604	24,513

Total current liabilities	68,098	61,707
Deferred rent	1,567	1,513
Convertible notes	170,000	170,000

Commitments and contingencies (Notes 8 and 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value, 70,000,000 shares authorized; 32,501,851 and 32,583,226 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	33	33
Additional paid-in capital	492,408	492,663
Deferred stock compensation	(5,116)	(5,845)
Accumulated other comprehensive income	1,121	1,586
Accumulated deficit	(473,052)	(455,646)

Total stockholders’ equity	15,394	32,791

Total liabilities and stockholders’ equity	$255,059	$266,011

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenue, net
Actimmune	$27,705	$32,921
Infergen	7,751	3,998
Others	642	1,209

Total revenue, net	36,098	38,128

Costs and expenses:
Cost of goods sold	9,580	9,688
Amortization of acquired product rights	1,376	777
Research and development	19,848	18,267
Selling, general and administrative	24,096	16,686

Total costs and expenses	54,900	45,418

Loss from operations	(18,802)	(7,290)

Other income (expense):
Interest income	1,034	845
Interest expense	(308)	(2,258)
Other expense	670	(3,008)

Net loss	$(17,406)	$(11,711)

Basic and diluted net loss per common share	$(0.54)	$(0.37)

Weighted average shares used in computing basic and diluted net loss per common share	32,048	31,814

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows used for operating activities:
Net loss	$(17,406)	$(11,711)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and depreciation	2,260	1,790
Non-cash stock compensation and amortization of deferred compensation, net of reversals	474	(50)
Loss on early extinguishment of debt	—	3,008
Gain on translation of foreign currency denominated payables	(197)	—
Deferred rent	54	85
Changes in operating assets and liabilities:
Restricted Cash	250	—
Accounts receivable	2,537	1,138
Inventories	(3,859)	2,955
Other assets	(5,821)	(1,467)
Accounts payable and accrued compensation	2,300	(9,683)
Other accrued liabilities	4,091	(1,019)

Net cash used for operating activities	(15,317)	(14,954)

Cash flows from investing activities:
Purchase of property and equipment	(1,258)	(389)
Purchases of available-for-sale securities	(35,187)	(12,828)
Sales of available-for-sale securities	11,328	28,652
Maturities of available-for-sale securities	28,465	28,394

Net cash provided by investing activities	3,348	43,829
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	412
Repurchase of convertible subordinated notes	—	(54,663)
Repayment of notes receivable from stockholder	(5)	—
Proceeds from convertible senior notes, net	(5)	164,400

Net cash provided (used) by financing activities	(10)	110,149

Net increase (decrease) in cash and cash equivalents	(11,979)	139,024
Cash and cash equivalents at beginning of period	55,769	42,071

Cash and cash equivalents at end of period	$43,790	$181,095

Supplemental disclosure of cash flow information:
Accrued milestone payment and royalty buy-down fee payable to Eli Lilly	—	$10,400

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company accounts and transactions have been eliminated. To date, the operations of InterMune Canada Inc. and InterMune Ltd.(U.K.) have been immaterial.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to reserves for doubtful accounts, returns, charge backs, cash discounts and rebates, excess inventories, inventory purchase commitments, and accrued clinical and preclinical expenses and allowed manufacturing development costs. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Cash, cash equivalents and available-for-sale securities

Cash and cash equivalents consist of highly liquid investments in debt securities with original maturities, when purchased, of less than three months. We classify all debt securities as available for sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of stockholders’ equity. We have estimated the fair value amounts by using available market information. The cost of securities sold is based on the specific identification method.

Fair value of other financial instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at historical cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible senior debt was $127.1 million at March 31, 2005, which we determined using available market information.

Non-cancelable purchase obligations for inventory

Because of the long lead times required to manufacture our products, we enter into non-cancelable obligations to purchase our inventory. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In an effort to best manage the procurement and distribution of levels of Actimmune in 2004 we successfully completed the necessary testing to extend the expiration period of Actimmune from 30 months to a total of 36 months. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future under non-cancelable purchase obligations. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. During the three months ended March 31, 2005 and 2004, there were no charges to cost of goods sold for excess inventory and contractual purchase commitments for inventory in excess of forecasted needs.

Concentration of risks

Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk. We have established guidelines for investing excess cash relative to diversification and maturities that we believe maintain safety and liquidity. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To reduce the exposure due to adverse shifts in interest rates we maintain investments with short effective maturities.

Our revenues and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 51%, 14% and 9%, respectively, of total accounts receivable at March 31, 2005, and three customers represented 47%, 14% and 12%, respectively, of total accounts receivable at December 31, 2004. No other customer represented more than 10% of accounts receivable at March 31, 2005 or December 31, 2004.

Revenues from customers representing 10% or more of total revenues during the three months ended March 31, 2005 and March 31, 2004, respectively, were as follows:

Customer	2005	2004
Priority Healthcare	48%	59%
Caremark	17%	8%
Amerisource	11%	4%
Merck Medco	5%	10%

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

We purchase commercial and clinical products from BI Austria in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from BI Austria, we have instituted a foreign currency cash flow hedging program. We consider hedging portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

At March 31, 2005, net realized gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune were $1.6 million. There were no unrealized gains included in other comprehensive income. We had no outstanding derivative instruments at March 31, 2005.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to Amphotec and Infergen. Accumulated amortization of these intangible assets was $18.6 million and $14.9 million at March 31, 2005 and 2004, respectively. Amortization expense for acquired product rights for each of the next five years and thereafter is expected to be as follows: 2005 - $3.0 million; 2006 - $3.0 million; 2007 - $3.0 million; 2008 - $3.0 million; 2009 - $2.6 million; thereafter - $2.9 million.

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

Research and development expenses

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), in-licensing fees and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied and basic research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study as provided by the CRO. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities using available information; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expenses.

Advertising costs

We expense advertising costs as incurred. Advertising costs were $126,000 and $123,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Comprehensive income (loss)

Total comprehensive loss for each of the periods presented is disclosed in Note 6. We include in other comprehensive income (loss) changes in the fair value of our available-for-sale investments and derivatives designated as effective cash flow hedges.

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

The securities excluded were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Options	5,234	5,678
Shares issuable upon conversion of convertible notes	7,859	10,385

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(17,406)	$(11,711)

Basic and diluted net loss per common share:
Weighted-average shares of common stock outstanding	32,511	31,871
Less: weighted-average shares subject to repurchase	(463)	(57)

Weighted-average shares used in computing basic and diluted net loss per common share	32,048	31,814

Basic and diluted net loss per common share	$(0.54)	$(0.37)

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

The following tables provide the pro forma information required by SFAS 123 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(17,406)	$(11,711)
Add: Stock-based employee compensation expense, included in reported net loss	486	(118)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,538)	(2,359)

Pro forma net loss	$(20,458)	$(14,188)

Net loss per share:
Basic and diluted—as reported	$(0.54)	$(0.37)
Basic and diluted—pro forma	$(0.64)	$(0.45)

The pro forma impact of applying SFAS 123 for the three months ended March 31, 2005 and 2004, respectively, does not necessarily represent the pro forma impact in future quarters or years.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected stock price volatility	73%	80%
Risk-free interest rate	3.97%	3.13%
Expected life (in years)	6.5	4.1
Expected dividend yield	—	—

The weighted average fair value per share of options granted was $8.28 and $12.05 at March 31, 2005 and 2004, respectively.

We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Expected stock price volatility	77%	81%
Risk-free interest rate	2.6%	2.0%
Expected life (in years)	2	2
Expected dividend yield	—	—

The weighted-average fair value for shares issued under the employee stock purchase plan for the three months ended March 31, 2005 and 2004 was $9.57 and $14.60, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility.

Recent accounting pronouncements

On April 14, 2005, the SEC issued a press release announcing that it would provide for a phased-in implementation process for FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require that registrants that are not small business issuers adopt SFAS 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. This amends the original compliance date, which was first interim or annual period that began after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those we currently employ in applying SFAS 123, outlined in “Stock-Based Compensation” above. We expect that the adoption of SFAS 123R will have an impact on our consolidated results of operations and financial position.

3. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$601	$550
Finished goods	$36,248	32,440

Total	$36,849	$32,990

For the three months ended March 31, 2005 and December 31, 2004, we did not recognize any charge in cost of goods for excess inventory and non-cancelable purchase commitments in excess of forecasted demand.

4. PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Computer and laboratory equipment	$7,004	$4,802
Office furniture and fixtures	2,402	3,407
Leasehold improvements	8,043	7,982

	17,449	16,191
Less accumulated depreciation and amortization	(8,610)	(7,930)

Total	$8,839	$8,261

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Accrued clinical trial costs	$7,953	$5,901
Accrued interest	35	142
Payable to Eli Lilly	10,000	10,000
Royalties payable	5,275	4,421
Accrued sales and marketing	2,034	2,134
Accrued legal settlement	2,000	—
Other accrued liabilities	1,307	1,915

Total other accrued liabilities	$28,604	$24,513

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(17,406)	$(11,711)
Change in unrealized gain/(loss) on available-for-sale securities	(267)	(21)
Change in realized and unrealized gain on foreign currency hedge	(197)	—

Comprehensive loss	$(17,870)	$(11,732)

Accumulated other comprehensive income consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Net unrealized gain/(loss) on available-for-sale securities	$(506)	$(238)
Change in unrealized gain on foreign currency hedge	1,627	1,824

Accumulated other comprehensive income	$1,121	$1,586

7. CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of March 31, 2005, we had no secured debt and no senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes have been included in other assets and are being amortized to interest expense over the life of the Senior Notes, which is seven years from the date of issuance.

In July 2004, we completed the repurchase of $149.5 million of our outstanding 5.75% convertible subordinated notes due July 2006. We paid a total of $157.6 million related to the repurchase, which included $3.2 million for accrued interest on the convertible subordinated notes and a premium of $5.0 million recognized as a loss on the early extinguishment of debt. We also expensed a non-cash charge of approximately $2.1 million for the acceleration of the amortization of the deferred issuance costs associated with the notes.

8. COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable lease for facilities, which expires in 2011. In addition, we have entered into auto leases for our field sales force that extend up to five years.

On January 11, 2005, we entered into an operating lease agreement to sublease an additional 12,988 square feet of office space at our headquarters location. As a subtenant we will use the premises for general office and administrative purposes only. The sublease term is for 36 months at a total monthly base rent of $32,470.

The following is a schedule by year of future minimum lease payments of all leases at March 31, 2005 (in thousands):

Year	Operating Leases
2005	$3,799
2006	4,850
2007	4,724
2008	4,475
2009	4,156
Thereafter	5,950

$27,954

The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amounts of each letter of credit approximates 6 to 12 months of operating rent payable to the landlord of each facility and are effective until we reach profitability. At March 31, 2005 and 2004, restricted cash under these letters of credit amounted to $1.4 million and $1.7 million, respectively.

Purchase Commitments

We have purchase commitments with BI Austria and Amgen for the manufacture and supply of Actimmune and Infergen, respectively. At March 31, 2005 and based on the U.S. Dollar-Euro exchange rate at March 31, 2005, our minimum purchase obligations totaled $204.7 million and are committed through the year 2012. Of these commitments, we have $37.1 million and $40.3 million of outstanding fixed purchase order commitments that become due and payable in 2005 and 2006, respectively. Our contractual obligation to BI Austria is denominated in Euros and is not currently hedged.

Contingent Payments

We will be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $225.5 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

9. REVENUES BY PRODUCT AND GEOGRAPHIC REGION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis; Infergen in the United States for chronic HCV infections; and Amphotec worldwide for invasive aspergillosis.

Our net revenues by product for the three months ended March 31, are as follows (in thousands):

	2005	2004
Actimmune	$27,705	$32,921
Infergen	7,751	3,998
Amphotec	44	1,209
Co-promotion revenue	598	—

Totals	$36,098	$38,128

Our net revenue by region for the three months ended March 31, are as follows (in thousands):

	2005	2004
United States	$36,022	$37,087
Rest of world	76	1,014

Totals	$36,098	$38,128

10. LEGAL PROCEEDINGS

On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and former chief financial officer. On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed. A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004. The consolidated amended complaint named us, and our former chief executive officer and our former chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. We and the other defendants filed a motion to dismiss the complaint on April 2, 2004, which was granted in part and denied in part. Plaintiffs filed a second amended complaint on August 23, 2004, and the defendant filed in a motion to dismiss the second amended complaint on October 7, 2004. On May 6, 2005 the parties entered into a preliminary Stipulation of Settlement of the litigation pursuant to which the plaintiff class would receive $10.4 million in exchange for a complete release of claims set forth in the complaint that arose during the period August 8, 2002 to June 11, 2003. The preliminary Stipulation of Settlement is subject to a number of conditions, including but not limited to, court approval. The settlement will be funded in a large part by the Company’s insurance carrier. As a result of entering into the preliminary Stipulation of Settlement, the Company has included approximately $2.0 million of selling, general and administrative expense in its first quarter 2005 financial results to reflect certain potential costs of this settlement.

On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our former chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. The derivative action is based on the same factual allegations and circumstances as the securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action seeks unspecified damages, injunctive relief and restitution. The court has sustained the two motions made by us and the other defendants on December 8, 2003 and April 29, 2004 to dismiss two successive complaints filed by the plaintiff on November 3, 2003 and March 25, 2004, respectively. The plaintiff filed his third amended complaint on July 30, 2004 and the defendants filed a motion to dismiss the third amended complaint on September 16, 2004. On November 23, 2004 judgment was entered dismissing the action with prejudice. On February 1, 2005 plaintiffs filed a notice of appeal. On March 8, 2005, defendants filed in the First District Court of Appeal a motion to dismiss the appeal on the ground that the notice of appeal was not filed timely, and the Court of Appeal therefore did not have jurisdiction. No trial date has been set. We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously.

On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. This motion was denied by the court on March 31, 2005. We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) contains certain information regarding our financial projections, plans and strategies that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve substantial risks and uncertainty. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month period ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of pulmonary, or lung, conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. On April 26, 2001, we changed our name from InterMune Pharmaceuticals, Inc. to InterMune, Inc. During 2003 and 2004, we began focusing our commercial and development efforts in pulmonology and hepatology. Our revenue base is provided primarily from sales of our two core marketed products, Actimmune and Infergen. We also have a number of advanced-stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets as well as two non-core assets that we are seeking to divest. We have sustained losses in every year since inception and, as of March 31, 2005, we had an accumulated deficit of $473.1 million.

Our total revenues and net loss for the three months ending March 31, 2005 and 2004 are summarized in the following table (in thousands):

	2005	2004
Total revenues-net	$36,098	$38,128
Net loss	(17,406)	(11,711)

Our total assets as of March 31, 2005 and December 31, 2004 were $255.0 million and $266.0 million, respectively.

Marketed Products

Our three marketed products are Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”), Infergen® (consensus interferon alfacon-1), approved for the treatment of patients with compensated liver disease who have chronic hepatitis C virus (“HCV”) infections, and Amphotec® (amphotericin B cholesteryl sulfate complex for injection), approved for the treatment of invasive aspergillosis. For the three months ended March 31, 2005 Actimmune accounted for approximately 77% of our product revenues, and substantially all of those revenues were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of idiopathic pulmonary fibrosis (“IPF”).

We have a late-stage development pipeline in the areas of pulmonology, hepatology and ovarian cancer.

•	Pulmonology

In pulmonology, we are developing two therapies for the treatment of IPF. IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function. There is no FDA approved therapy for IPF. Based on available data, we believe that there are approximately 83,000 patients with IPF in the United States. We are developing two clinically advanced compounds for the treatment of IPF, Actimmune and pirfenidone. We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with IPF (the “INSPIRE” trial) in December 2003. We have rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan. We are collaborating with Boehringer Ingelheim International GmbH (“BI International”), which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin®. Actimmune has been granted orphan drug designation for IPF in the United States. In 2004 the FDA and the European Medicines Agency (“EMEA”) granted us orphan drug designation for pirfenidone for the treatment of IPF. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. This designation provides seven years of market exclusivity in the United States upon the FDA’s first approval of the product for the orphan designation provided that the sponsor complies with certain FDA specified conditions.

We are also supporting the development of pirfenidone for pulmonary fibrosis associated with HPS, a fatal, fibrotic lung disease caused by genetic factors for which there is no FDA approved therapy, and are evaluating our options for pursuing this program with another institution.

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

We completed our Phase I trial of a pegylated form of Infergen, PEG-Alfacon-1, for the treatment of chronic HCV infections in 2003. The PEG-Alfacon-1 development program will be lengthy and very expensive, and the duration and expense carry significant risk. Accordingly, we have decided to look for a partner to share in the development and expense of this program which could increase the speed of development and decrease our expense and risk. We do not currently expect to develop this program if a suitable partner is not found.

In September 2002 we entered into a drug discovery collaboration agreement with Array BioPharma, Inc. (“Array”) to discover certain novel small molecule NS-3 protease inhibitors for the treatment of hepatitis C. We have completed several preclinical studies on a series of compounds and we have selected two lead compound candidates for IND-enabling toxicology studies. We are in active discussions with a number of potential development partners for this program. In late 2004, we amended this agreement to provide for the acquisition of certain intellectual property rights from Array. In addition, we entered into a separate agreement with Array that allows us to initiate a second research collaboration in the first half of 2005 with respect to a different HCV target.

•	Ovarian Cancer

We are also evaluating Actimmune in patients with ovarian cancer in an ongoing Phase III trial (the “GRACES” trial). We will make a decision as to the future of this program based on the outcome from a planned interim analysis of progression-free survival. This is an event-driven analysis which we anticipate occurring in late 2005.

•	Other Assets

Our oritavancin and Amphotec (marketed as Amphocil outside of the United States) assets do not fit within our core focus areas of pulmonology and hepatology. Therefore, we are attempting to divest these non-core assets.

Product Development Status

The following chart shows the status of our product development programs as of March 31, 2005:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Actimmune Idiopathic pulmonary fibrosis				X
Pirfenidone Idiopathic pulmonary fibrosis Next Generation Interferon Gamma	X		X
Hepatology
Daily Infergen + ribavirin Hepatitis C nonresponders				X
Daily Infergen + Actimmune +/- ribavirin Hepatitis C nonresponders			X
PEG-Alfacon-1 Chronic hepatitis C virus infections		X
NS-3 Protease Inhibitor program	X
Other Assets
Actimmune + Standard-of-Care Chemotherapy Ovarian cancer				X
Oritavancin Complicated skin and skin structure infections				X

Results of Operations

Revenue

Product revenues were $36.1 million and $38.1 million for the three-month periods ended March 31, 2005 and 2004, respectively, representing a decrease of 5%. Actimmune revenues were $27.7 million and $32.9 million for the three-month periods ended March 31, 2005 and 2004, respectively, representing a decrease of 16%. For the quarters ended March 31, 2005 and 2004, Actimmune accounted for approximately 77% and 86%, respectively, of our total net revenue, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that we believe impact Actimmune revenue including, but not limited to: enrollment in our INSPIRE Trial, patient referrals from physicians, average duration of therapy, reimbursement, and new IPF diagnoses. We have not observed any new trends in these variables. Since we do not promote Actimmune for IPF, our visibility on certain of these variables is limited, so we cannot provide more precision than this.

Partially offsetting lower Actimmune revenue, Infergen revenue for the three-month period ended March 31, 2005 was $7.8 million compared to $4.0 million for the same period in 2004, an increase of 94%. According to the NDC Pharmaceutical Audit Suite database, Infergen demand, as measured by vials dispensed, grew 70% when comparing the first quarter of 2005 to the first quarter of 2004. Comparing the first quarter of 2005 to the fourth quarter of 2004, Infergen demand, measured in vials dispensed, grew 27%. Comparing the first quarter of 2005 to the fourth quarter of 2004, Infergen revenue decreased by $0.4 million, or 5%, from $8.2 million in the fourth quarter of 2004 to $7.8 million in the first quarter of 2005. As we noted in our 2004 Form 10-K, we added a number of new distribution partnerships with specialty pharmacies in the second half of 2004. We believe that inventory stocking that followed the addition of those partnerships resulted in up to three additional weeks of Infergen inventory in the channel at year-end, which we estimated to be worth up to $2.0 million. We believe the additional inventory at year-end explains the lack of first quarter sequential revenue growth, and that the inventory buildup in the fourth quarter was largely worked out of the system in the first few months of this year.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, and distribution costs associated with our revenues and inventory reserves. Cost of goods sold for the quarter ended March 31, 2005 was $9.6 million or approximately 27% of total revenue, compared to $9.7 million, or approximately 25% of total revenue, in the same quarter last year. The increase as a percent of sales in the cost of goods sold primarily reflects a shift in the mix of product sales toward a higher proportion of Infergen revenue, which has a lower profit margin than Actimmune.

Exchange rate fluctuations on inventory purchases may adversely affect cost of goods sold on Actimmune inventory purchased from BI Austria. We have utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations.

Amortization and Impairment of Acquired Product Rights

We recorded amortization and impairment of acquired product rights for the quarters ended March 31, 2005 and 2004 of $1.4 million and $0.8 million, respectively. The acquired product rights are related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. The amortization and impairment of product rights for the quarter ended March 31, 2005 includes $0.6 million in respect of the impairment of Amphotec® / Amphocil® recorded in anticipation of the divestiture of this brand in 2005.

Research and Development Expenses

Research and development expenses were $19.8 million and $18.3 million for the quarters ended March 31, 2005 and 2004, respectively, representing an increase of $1.5 million or 8%. The increase was largely attributable to the timing of costs related to enrollment in Phase III of the DIRECT and INSPIRE trials. Compared to the quarter ending December 31, 2004, the research and development expenses decreased by $7.7 million, or 28%, as a result of two factors. First, the fourth quarter of 2004 included a one-time payment of $2.5 million for expanded rights under a research discovery agreement for HCV. Second, while enrollment of the Phase III clinical trials proceeded on schedule, the timing of actual expenses associated with the trials has been more variable. It is not unusual for expenses to fluctuate throughout the year as trials are enrolled and conducted.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the “Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials,” “We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all,” “Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs,” “ If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or many not grant us marketing approval for such products or product candidates for those diseases,” “The manufacturing and manufacturing development of our products and product candidates present technological, logistical, and regulatory risks, each of which may adversely affect our potential revenues,” “Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks as a result of which we may lose potential revenues,” and “We rely on third parties to conduct clinical trials for our products and product candidates, and those third parties may not perform satisfactorily” sections, as well as other sections under “Business-Risk Factors” above.

Our development program expense for the three months ended March 31, are as follows (in thousands):

Development Program	2005	2004
Pulmonology	$6,408	$4,273
Hepatology	5,934	2,313
Oncology	3,915	5,499
Anti-infectives(1)	147	1,810
Programs—Non-specific	3,444	4,372

Total	$19,848	$18,267

(1)	Includes amounts related to oritavancin and Amphotec; a substantial majority of the expenses related to oritavancin.

A significant component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly, time consuming, and variable with respect to the timing of expense recognition. Current FDA requirements for a new human drug to be marketed in the United States include:

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

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is not possible to give accurate guidance on the anticipated proportion of our research and development investments by program or the future cash inflows from these programs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.1 million and $16.7 million for the quarters ended March 31, 2005 and 2004, respectively, representing an increase of approximately 44%. The increase in expense in the first quarter of 2005 compared to the same period in 2004 is primarily related to an increased level of sales and marketing expense supporting Infergen, including the addition of 31 new Infergen sales force specialists, $2.0 million in expense associated with the preliminary settlement of the shareholder class action lawsuit described in Part II, Item 1 of this Form 10-Q, and a $0.3 million 401(k) contribution matching accrual which the company initiated effective January 1, 2005.

Interest Income

Interest income increased to $1.0 million for the quarter ended March 31, 2005 as compared to $0.8 million for the comparable period ended March 31, 2004. The increase in interest income in the quarter ended March 31, 2005 reflects a higher average balance in our investment portfolio compared to the same quarter last year.

Interest Expense

Interest expense decreased to $0.3 million for the quarter ended March 31, 2005 from $2.2 million for the quarter ended March 31, 2004. The decrease in interest expense in the quarter ended March 31, 2005 reflects the 2004 repurchase of all of our $149.5 million 5.75% convertible subordinated notes due in mid-2006, and the impact of the lower interest rate on our $170.0 million 0.25% convertible senior notes, which we issued in February 2004.

Other Income and Expense

Other income changed from an expense of $3.0 million in the quarter ended March 31, 2004 to income of $0.7 million in the comparable quarter in 2005. The $0.7 million in income during the first quarter of 2005 represented a foreign currency transaction gain, and the $3.0 million expense in 2004 was comprised of a $2.2 million premium paid and a non-cash charge of $0.8 million due to the acceleration of deferred issuance costs associated with our repurchase of $52.5 million in principal amount of our 5.75% convertible subordinated notes in the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and available-for-sale securities of $166.4 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers.

Operating activities used $15.3 million in cash during the three-month period ended March 31, 2005, primarily due to the loss from operations of $17.4 million, a $3.8 million increase in inventories, and a $5.8 million increase in prepaid expenses. These cash uses were offset by a decrease of $2.5 million in accounts receivable and a $6.4 million increase in accounts payable, accrued compensation and other liabilities. The increase in accounts payable, accrued compensation and accrued liabilities was due to the timing of payments of accounts payable and liabilities at March 31, 2005. The increase in inventory was due to the purchase of Actimmune from BI Austria in February 2005. Details concerning the loss from operations can be found above in this report under the heading “Results of Operations”.

Investing activities provided $3.3 million in cash during the three months ended March 31, 2005, due to maturities and sales of short-term investments totaling $39.8 million, offset by $35.2 million of short-term investment purchases, and purchases of property and equipment of $1.3 million. Cash provided by investing activities decreased $40.5 million for the 2005 period, compared to the same period in 2004, primarily due to lower proceeds from our investment portfolio and an increase of $1.0 million for the purchases of property and equipment. There was no cash provided by financing activities for the three-month period ended March 31, 2005. This was a $110.1 million decrease from the three-month period ended March 31, 2004 primarily due to the receipt of net proceeds of $164.4 million related to the issuance of $170.0 million in 0.25% convertible senior notes due March 2011 and $0.4 million net proceeds from the issuance of common stock; offset by the repurchase of $54.7 million in principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.

We do not have any “special purpose” entities reported in our financial statements. We have no commercial commitments with related parties, except for ongoing payments to the SGO Group LLC (“SGO Group”) in connection with the oritavancin acquisition from Eli Lilly. Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, was a principal in the SGO Group at the time of the acquisition. We paid an execution fee of $1.0 million to SGO Group during 2001 and have accrued $0.4 million that is potentially due to the SGO Group. We have no loans with related parties, except for an executive loan of $0.2 million to Dr. Marianne Armstrong, our Senior Vice President of Regulatory/Medical Affairs and Drug Safety, and an executive loan of $0.2 million to Dr. Lawrence Blatt, our Senior Vice President of Preclinical and Applied Research. Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.

We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2006. However, this forward-looking statement is based upon the risks identified in this report; our current plans and assumptions, which may change; and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•	the commercial performance of any of our products or product candidates in development that receive marketing approval;

•	our ability to partner our development and commercialization programs;;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the pace of expansion of our sales and marketing capabilities, in preparation for product launches;

•	the establishment of collaborative relationships with other companies;

•	the ability to divest oritavancin and Amphotec;

•	the payments of annual interest on our long-term debt; and

•	whether we must repay the principal in connection with our convertible debt obligations.

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

RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section the 2004 Form 10-K, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts or in growing product revenues.

We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Although we are developing Actimmune for the treatment of idiopathic pulmonary fibrosis (IPF) and ovarian cancer, Actimmune may not be marketed for IPF before 2008, if at all, and will not be marketed for ovarian cancer before 2007, if at all. We market Infergen for the treatment of chronic hepatitis C virus (“HCV”) infections, but Infergen revenues may fail to grow significantly. We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2010, if at all. The development of PEG-Alfacon-1, a pegylated form of Infergen, for the treatment of chronic HCV infections will be lengthy and very expensive and carries significant risk. Accordingly, we are looking for a development partner for PEG-Alfacon-1, and we do not currently expect to develop the program if a suitable partner is not found. Although we market Amphotec for invasive aspergillosis, we do not believe that it will provide sufficient revenue to us in the near future, if ever, and, consequently, we are attempting to divest Amphotec. We have been developing oritavancin for the treatment of complicated skin and skin-structure infections and have completed a Phase II clinical trial of oritavancin for the treatment of bacteremia. However, we have determined that continued development of oritavancin is non-strategic and therefore we are attempting to divest oritavancin. We may be unable to conclude either a sale of Amphotec or oritavancin in the near term or on favorable terms, if at all.

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

We are conducting a second Phase III clinical trial of Actimmune as a treatment for IPF, our INSPIRE trial. However, Actimmune may not demonstrate safety or statistically significant efficacy with respect to the primary or secondary endpoints of the protocol of that clinical trial or any additional clinical trial. If the Phase III clinical trial were to fail to demonstrate statistically significant efficacy, we would likely abandon the development of

Actimmune for the treatment of IPF, which would seriously harm our business and would result in a significant decline in our expected Actimmune revenue.

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

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate a preclinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

We will not be able to recover our total investment in our non-core assets through divestiture, which could harm our business and our results of operations.

In 2003, we refocused our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology. As a result, we are in the process of attempting to divest oritavancin and Amphotec. We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial. We will make a decision as to the future of this program based on the outcome of a planned interim analysis of progression-free survival. This is an event-driven analysis which we anticipate occurring in late 2005. We have spent significant resources in the acquisition and development of these assets. We may in the future determine that additional product candidates or programs are not consistent with our future business strategy. We may not be able to recover our investment in some or all of these assets in full. In such event, we will have expended resources on programs that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Among other things, Ms. Gallagher alleges that we engaged in deceptive practices, such as establishing a patient registry to market Actimmune for unapproved indications and structuring our compensation systems to advance the allegedly unlawful marketing. See “Item 1. Legal Proceedings” in Part II of this Report for a more complete description of this case.

In addition, we are defending a federal class action stockholder lawsuit alleging that we, our former chief executive officer and former chief financial officer made certain false and misleading statements in violation of the federal securities laws. In connection with this lawsuit, the plaintiff has made allegations with respect to our alleged off-label promotion of Actimmune. See “Item 1. Legal Proceedings” in Part II of this Report for a more complete description of this case.

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

For example, we reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections (“CSSSIs”). However, in two additional small clinical pharmacology trials, we observed adverse events, primarily phlebitis and rash that were inconsistent with the safety profile observed in prior clinical trials of oritavancin. Since the cause of the inconsistency is unknown, the FDA has requested an additional clinical safety trial be completed prior to the submission of a New Drug Application (“NDA”), for oritavancin. Because of the need to perform an additional clinical trial, further development of oritavancin for the treatment of CSSSIs will require additional investment, and FDA approval of oritavancin for the treatment of CSSSIs has been delayed and remains uncertain.

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

Our key supply agreements provide that the manufacturer is our exclusive source of supply for the product, except under certain circumstances. For example, BI Austria is currently our exclusive manufacturer for Actimmune. Under our agreement with BI Austria, we cannot seek a secondary source to manufacture Actimmune until BI Austria has indicated to us its inability or unwillingness to meet our requirements. Amgen is currently our exclusive manufacturer of Infergen. In December 2004, we amended our Licensing and Commercialization Agreement with Amgen to allow us to transfer the manufacturing of Infergen from Amgen to a new supplier. Even if we were to enter into an agreement with a new supplier to manufacture Infergen, it could take several years to transfer the Infergen manufacturing process to a secondary source. If we are delayed in establishing a secondary supply source for Actimmune or Infergen, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a higher cost of product, either of which would have a material and adverse effect on our revenues, business and financial prospects.

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

We believe that market acceptance of and demand for Infergen for the treatment of chronic HCV infections may depend upon our ability to change Infergen’s label to provide for daily dosing and to market Infergen in combination therapy with ribavirin for Hepatitis C nonresponders or in combination with other anti-viral drugs. Before we may change Infergen’s label or market Infergen for use in combination therapy with ribavirin for Hepatitis C nonresponders or in combination with other anti-viral drugs, we would need to obtain FDA approval. To seek and obtain such approval, we would need to supplement Infergen’s current FDA license with data that support daily use of Infergen and the combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic HCV infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. In June 2004, we initiated a Phase III clinical trial designed to evaluate the safety and efficacy of daily Infergen in combination with ribavirin for the treatment of patients chronically infected with HCV who have failed to respond to a previous course of therapy with pegylated interferon alfa-2 plus ribavirin. However, we cannot provide assurance that this trial will be successful. In addition, if we are able to gain FDA approval for Infergen and ribavirin combination therapy, we may become involved in litigation involving patents held by third parties covering use of interferon alpha and ribavirin combination therapy. If we are unable to obtain FDA approval of daily dosing of Infergen and for these new uses for Infergen, we will be unable to market Infergen in combination with ribavirin or other anti-viral drugs, and our revenues, business and financial prospects would be adversely affected.

If Amgen is unable or refuses to meet our requirements for the manufacture of Infergen or we cannot manufacture PEG-Alfacon-1 in sufficient quantities or at an acceptable cost in the future to meet anticipated commercial demand, our revenues, business and financial prospects would be adversely affected.

Amgen is currently our exclusive manufacturer of Infergen. In December 2004, we amended our Licensing and Commercialization Agreement with Amgen to allow us to transfer the manufacturing of Infergen from Amgen to a new supplier. Even if we were to enter into an agreement with a new supplier to manufacture Infergen, it could take several years to transfer the Infergen manufacturing process to a secondary source. If Amgen is unable or refuses to meet our requirements for the manufacture of Infergen, we would be unable to meet market demand for Infergen, which would harm our ability to generate revenue. In addition, we have limited control over the cost of goods for Infergen. If we are unable to purchase Infergen at an acceptable cost, it would have a material and adverse effect on our revenues, business and financial prospects. Although we have an existing manufacturing process for PEG-Alfacon-1 that has been sufficient to meet our needs to date, there are technical challenges to scaling-up that process to meet anticipated commercial demand. These challenges include attempting to maintain the bioactivity of the compound during the pegylation process. There is no assurance that we will successfully complete any required scale-up. If we develop and commercialize PEG-Alfacon-1 and are unable to obtain or manufacture a sufficient supply of PEG-Alfacon-1, our revenues, business and financial prospects would be adversely affected.

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

Specific targeted agents directed against HCV may be effective in reducing the amount of virus in infected chronic HCV patients. If the use of these specific targeted anti-HCV agents proves to be effective in the treatment of chronic

HCV infections, the use of interferon-based therapies, like Infergen for chronic HCV infections may diminish, which would harm our business.

If we are unable to achieve results that are consistent with our assessment of the current and future market potential of Infergen and PEG-Alfacon-1, we may be required to take a charge to the carrying value of our Infergen-related intangible asset that would have a material adverse effect on our financial condition and results of operations.

If the use of interferon-based therapies, including Infergen, for chronic HCV infections were to diminish or not grow as we expect, this could impact the recoverability of the Infergen-related intangible asset, which was $14.7 million as of March 31, 2005. During the quarter ended December 31, 2003, we conducted a detailed assessment of the current and future market potential of Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies. This assessment resulted in no reduction of the carrying value of the Infergen-related intangible asset. If we are unable to achieve results consistent with those assumed in our detailed assessment, it may be necessary to perform a future detailed assessment, which could result in a reduction of the carrying value of the Infergen-related intangible asset. This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

We rely on one customer for approximately 48% of our total product sales. If this customer does not continue to sell our products at its current levels, our business will be harmed.

During the three months ended March 31, 2005, Priority Healthcare Corporation accounted for approximately 48% of our total product sales and 51% of our outstanding receivables. If this customer or any other customer that sells a significant portion of our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenues in any period or harm our business generally.

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

We license certain patents and trade secrets relating to Actimmune from Genentech, Inc; relating to Infergen from Amgen; relating to pirfenidone from Marnac and KDL; and relating to oritavancin from Eli Lilly. If we breach any of our agreements with Genentech, Amgen, Marnac and KDL or Eli Lilly, any of these licensors may be able to terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products, which could adversely affect our revenues and financial prospects.

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

We have licensed U.S. and Canadian patent rights relating to Infergen, a type of interferon alpha, from Amgen. Two of Amgen’s U.S. patents relating to Infergen’s active ingredient, the interferon alfacon-1 molecule, expired in 2004. However, the U.S. Patent and Trademark Office recently issued a Certificate of Extension of Patent Term, officially extending the term of one of these patents by five years, to 2009. After expiration of the extended patent term in 2009, we would rely on a U.S. patent related to the use of interferon alfacon-1 for the treatment of HCV infections while reducing the occurrence of Grade 3 or Grade 4 toxicities to block others from marketing interferon alfacon-1 for the treatment of chronic HCV infections at these doses. When this patent expires in 2011, we will not be able to use this patent to block others from marketing Infergen or other forms of interferon alfacon-1 for the treatment of HCV infections in the United States. Another U.S. patent that we have licensed from Amgen covers the use of interferon alfacon-1 for the treatment of HCV patients who have failed to respond to previous interferon treatment. This patent expires in 2016.

We have licensed from Marnac and KDL rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF. After the U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF although we may be able to extend our U.S. exclusivity for IPF if we gain FDA approval for IPF under orphan drug designation. The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. Therefore, we have no ability to prevent others from commercializing pirfenidone for (i) uses covered by the other patents held by Marnac and third parties, or (ii) other uses in the public domain for which there is no patent protection. We are relying on exclusivity granted from orphan drug designation in IPF to protect pirfenidone from competitors in this indication. The exclusivity period begins on first NDA approval for this product in IPF and ends seven years thereafter. We cannot provide any assurance that we will be able to maintain this orphan drug designation. In addition, a third party could develop pirfenidone for another non-fibrotic disease that also qualifies for orphan drug designation and could be granted seven years exclusivity in that indication. Additionally, in Europe we have already been granted orphan drug designation by the EMEA. We anticipate having ten years of exclusivity in Europe for pirfenidone for the treatment of IPF following marketing approval in Europe.

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

Net sales of Actimmune for the year ended December 31, 2004 were $125.0 million, compared to $141.4 million for the year ended December 31, 2003, a decline of 12%. Net sales of Actimmune for the quarter ended March 31, 2005 were $27.7 million, compared to $32.9 million for the quarter ended March 31, 2005 representing a decrease of 16%. If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our Actimmune revenues will continue to decline. Revenues for Actimmune may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune for the treatment of IPF. The article concluded that “(i)n a well-defined population of patients with idiopathic pulmonary fibrosis, (Actimmune) did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.” The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “(i)t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.” The editorial concluded by stating, “(s)tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

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

We have lost money since inception, and our accumulated deficit was approximately $470.1 million at March 31, 2005. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods. Actimmune revenues declined from $32.9 million for the three months ended March 31, 2004 to $27.7 million for the three months ended March 31, 2005, representing a decrease of approximately 16%. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We have had a federal securities class actions lawsuit filed against us alleging that we, our former chief executive and chief financial officers, made certain false and misleading statements in violation of the federal securities laws. In addition, a derivative action was filed in California state court against our directors, our former chief executive and chief financial officers, that is based on the same factual allegations as the purported federal securities class actions and alleges state law claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We and the other defendants filed a motion to dismiss the federal class action on April 2, 2004, which was granted in part and denied in part. Plaintiffs filed a second amended complaint on August 23, 2004, and we filed a motion to dismiss the second amended complaint on October 7, 2004. On May 6, 2005 the parties entered into a preliminary Stipulation of Settlement of the litigation pursuant to which the plaintiff class would receive $10.4 million in exchange for a complete release of claims set forth in the complaint that arose during the period August 8, 2002 to June 11, 2003. The preliminary Stipulation of Settlement is subject to a number of conditions, including but not limited to, court approval. The settlement will be funded in a large part by our insurance carrier. As a result of entering into the preliminary Stipulation of Settlement, we have included approximately $2.0 million of selling, general and administrative expense in our first quarter 2005 financial results to reflect certain potential costs of this settlement.

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

On March 19, 2004, plaintiff Ms. Joan Gallagher filed an action against InterMune and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. This motion was denied by the court on March 31, 2005. We cannot predict whether the outcome of this litigation will have a material adverse effect on our business.

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

We had 333 employees as of March 31, 2005, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities.

In the last fiscal year, we experienced significant changes in our management team. In this regard, on August 17, 2004, we announced the resignation of Sharon Surrey-Barbari, Chief Financial Officer and Senior Vice President of Finance and Administration, the appointment of Bennet Weintraub as our Interim Chief Financial Officer, the appointment of Thomas Kassberg as Senior Vice President of Business Development and Corporate Strategy, the appointment of Robin Steele as our Senior Vice President, General Counsel and Corporate Secretary and the appointment of Howard Simon as our Senior Vice President of Human Resources and Associate General Counsel. On October 25, 2004, we announced the hiring of Norman L. Halleen as our new Chief Financial Officer and Senior Vice President of Finance and Administration. On November 4, 2004, we announced the appointment of Cynthia Y. Robinson, Ph.D. to the newly created position of Senior Vice President, Therapeutic Area Teams.

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

In connection with management’s assessment of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2004, we determined that we had a material weakness in our financial statement close process, primarily related to the accurate presentation of disclosures in the notes to our financial statements in accordance with U.S. Generally Accepted Accounting Principles and the rules and regulations of the SEC. This material weakness in our financial statement close process arose from the lack of sufficient finance staff with proficiency to interpret such principles and rules and inadequate review and approval procedures. As a result of the material weakness noted above, our management concluded that our internal control over financial reporting and disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was not effective as of December 31, 2004.

While audit and other procedures can compensate for problems with internal control over financial reporting and disclosure controls and procedures, our ability to provide reliable financial and other information to investors depends upon the effectiveness of our internal control over financial reporting and disclosure controls and procedures. We have implemented and continue to implement remedial measures to improve our internal control over financial reporting. However, if we are not successful in improving our internal control over financial reporting and disclosure controls and procedures, investors and current and potential collaborative partners could lose confidence in the reports we file with the SEC, which could harm the market price of our common stock and our business.

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

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value. In this regard, as a result of changing market dynamics for Actimmune, on April 29, 2004 we removed our Actimmune and total revenue guidance for the year ending December 31, 2004 that was provided on January 29, 2004. Our stock price decreased by $3.30, or 18%, to $14.71 by the close of business on April 30, 2004, the day after we removed this guidance. The changes in market dynamics related to lower rates of patient referrals and increased average duration of therapy for Actimmune. For a description of factors that may have affected our patient referral rate during fiscal year 2004, please see the risk factor titled, “If physicians do not prescribe Actimmune or prescribe it less often for the treatment of IPF, our revenues will decline” above.

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended March 31, 2005, the closing price of our common stock on the Nasdaq National Market ranged from $9.74 to $20.61. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

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

At March 31, 2005, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 39% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

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

We have filed registration statements covering the approximately 9,340,737 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of March 31, 2005. We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes due in 2011 and the 7,858,811 shares of common stock issuable upon conversion of those notes. In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights with respect to approximately 6,500,000 shares of our common stock as of March 31, 2005.

On October 29, 2004 we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. The restriction on Warburg Pincus’ acquisition of additional shares of our common stock expires on October 29, 2007. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we have also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P.

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

As of March 31, 2005, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2005 by effective maturity (in millions, except percentages):

					2009 and		Fair value at
	2005	2006	2007	2008	beyond	Total	March 31, 2005
Assets:
Available-for-sale securities	$84.4	$17.4	$20.6	—	—	$122.4	$122.6
Average interest rate	2.6%	3.3%	3.3%	—	—	2.8%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$127.1
Average interest rate	—	—	—	—	.25%	.25%	—

Foreign Currency Market Risk

We have obligations denominated in Euros for the purchase of Actimmune inventory. In the three months ended March 31, 2005, we used foreign currency forward contracts to partially mitigate this exposure. We regularly evaluate the cost-benefit of entering into such arrangements and had no foreign currency hedge agreements outstanding at March 31, 2005.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were not effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. As previously disclosed in the 2004 Form 10-K, as a result of this assessment, we identified a material weakness in our financial statement close process. Management identified this material weakness as being due to insufficient controls related to the preparation and review of our annual consolidated financial statements and accompanying footnote disclosures in accordance with U.S. Generally Accepted Accounting Principles and the rules and regulations of the SEC. The insufficient controls identified included a lack of finance staff with the proficiency to interpret such principles and rules, and inadequate review and approval procedures to prepare external financial statements in accordance with U.S. Generally Accepted Accounting Principles and the rules and regulations of the SEC.

Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting

Management believes that actions that we have taken since December 31, 2004 and the further actions that we have taken or expect to take in 2005, will address the material weaknesses in our financial statement close process. During the quarter ended March 31, 2005, we made the following changes to our internal control over financial reporting to address the material weakness identified in management’s assessment:

•	Hired three additional accounting staff with the required technical expertise in January 2005 to improve our financial statement close process;

•	Initiated a search for an SEC Compliance Manager as a full time position to be hired in the second fiscal quarter;

•	Enhanced our process for recording, reviewing and monitoring monthly accruals;

•	Augmented review of monthly transactions to ensure adherence to our revenue recognition and cut-off policies; and

•	Improved our process for documentation and review of significant accounting entries.

We intend to continue to monitor our internal control over financial reporting, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements.

Changes in Internal Control Over Financial Reporting

Other than the changes identified above, there have been no changes to our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Attached as exhibits to this quarterly report, there are “Certifications” of the CEO and the CFO required by Rule 13a-14(a) of the Securities Exchange Act of 1934, or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the quarterly report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Limitations on the effectiveness of controls.

Our management, including our CEO and CFO, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterMune have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and former chief financial officer. On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed. A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004. The consolidated amended complaint named us, and our former chief executive officer and our former chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. We and the other defendants filed a motion to dismiss the complaint on April 2, 2004, which was granted in part and denied in part. Plaintiffs filed a second amended complaint on August 23, 2004, and the defendant filed in a motion to dismiss the second amended complaint on October 7, 2004. On May 6, 2005 the parties entered into a preliminary Stipulation of Settlement of the litigation pursuant to which the plaintiff class would receive $10.4 million in exchange for a complete release of claims set forth in the complaint that arose during the period August 8, 2002 to June 11, 2003. The preliminary Stipulation of Settlement is subject to a number of conditions, including but not limited to, court approval. The settlement will be funded in a large part by our insurance carrier. As a result of entering into the preliminary Stipulation of Settlement, we have included approximately $2.0 million of selling, general and administrative expense in our first quarter 2005 financial results to reflect certain potential costs of this settlement.

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

On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. This motion was denied by the court on March 31, 2005. We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously.

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

Item 5. Other Information.

On May 6, 2005, we entered into a preliminary Stipulation of Settlement agreement, the disclosure of which is required by Item 1.01 of Form 8-K. As permitted by the rules of the SEC, we are providing disclosure of the preliminary Stipulation of Settlement in this Form 10-Q in lieu of filing a Form 8-K. Please see the disclosure in the first paragraph of “Item 1. Legal Proceedings” above in Part II of this Form 10-Q for the description of the preliminary Stipulation of Settlement required by Item 1.01 of Form 8-K, which description is incorporated herein by reference. The description of the preliminary Stipulation of Settlement contained in this Form 10-Q is qualified in its entirety by reference to the actual preliminary Stipulation of Settlement agreement, which is filed as Exhibit 10.8 hereto.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Certificate of Incorporation of InterMune. (1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001. (2)

3.3	Bylaws of InterMune. (1)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune. (3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune. (4)

10.8	Preliminary Stipulation of Settlement Agreement, dated May 6, 2005. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (5)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (5)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005		InterMune, Inc.

	By:	/s/ Norman L. Halleen

Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Certificate of Incorporation of InterMune. (1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001. (2)

3.3	Bylaws of InterMune. (1)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune. (3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune. (4)

10.8	Preliminary Stipulation of Settlement Agreement, dated May 6, 2005. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (5)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (5)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.