Form 10-Q
period 2005-06-30
INTERMUNE INC
filed 2005-08-09
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of July 29, 2005, there were 32,588,622 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INTERMUNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited, in thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,742	$55,769
Available-for-sale securities	86,639	127,256
Accounts receivable, net of allowances of $3,538 at June 30, 2005 and $3,403 at December 31, 2004	10,170	12,098
Inventories, net	32,499	32,990
Prepaid expenses and other current assets	6,670	3,478

Total current assets	187,720	231,591
Property and equipment, net	8,770	8,261
Acquired product rights, net	15,986	18,875
Other assets	6,627	7,284

Total assets	$219,103	$266,011

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,186	$29,448
Accrued compensation	6,726	7,746
Other accrued liabilities	33,506	24,513

Total current liabilities	54,418	61,707
Deferred rent	1,600	1,513
Convertible notes	170,000	170,000
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 32,589 and 32,583 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	33	33
Additional paid-in capital	493,193	492,663
Deferred stock compensation	(4,537)	(5,845)
Accumulated other comprehensive income	1,176	1,586
Accumulated deficit	(496,780)	(455,646)

Total stockholders’ equity (deficit)	(6,915)	32,791

Total liabilities and stockholders’ equity	$219,103	$266,011

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited, in thousands, except per share data)
Product sales:
Actimmune	$25,892	$31,349	$53,597	$64,270
Infergen	7,378	3,929	15,129	7,927
Others	782	616	1,424	1,825

Total product sales, net	34,052	35,894	70,150	74,022
Costs and expenses:
Cost of goods sold	10,637	8,843	20,217	18,531
Amortization of acquired product rights	734	776	2,110	1,553
Research and development	22,506	20,366	42,354	38,633
Selling, general and administrative	24,405	18,019	48,501	34,705

Total costs and expenses	58,282	48,004	113,182	93,422

Loss from operations	(24,230)	(12,110)	(43,032)	(19,400)
Other income (expense):
Interest income	1,029	944	2,067	1,789
Interest expense	(312)	(1,901)	(624)	(4,159)
Other income (expense)	(215)	—	455	(3,008)

Net loss	$(23,728)	$(13,067)	$(41,134)	$(24,778)

Basic and diluted net loss per common share	$(0.74)	$(0.41)	$(1.28)	$(0.78)

Weighted average shares used in computing basic and diluted net loss per common share	32,134	31,935	32,097	31,875

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited, in thousands)
Cash flows used for operating activities:
Net loss	$(41,134)	$(24,778)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and depreciation	4,718	3,515
Non-cash stock compensation and amortization of deferred compensation, net of reversals	966	136
Loss on early extinguishment of convertible debt	—	3,008
Gain on translation of foreign currency denominated payables	(350)	—
Deferred rent	87	149
Changes in operating assets and liabilities:
Accounts receivable	1,928	2,535
Inventories	491	6,366
Other assets	(3,072)	(146)
Accounts payable and accrued compensation	(16,282)	(9,273)
Other accrued liabilities	8,993	(1,282)

Net cash used for operating activities	(43,655)	(19,770)

Cash flows from investing activities:
Purchases of property and equipment	(1,927)	(590)
Purchases of available-for-sale securities	(56,376)	(66,131)
Sales and maturities of available-for-sale securities	96,993	91,443

Net cash provided by investing activities	38,690	24,722
Cash flows from financing activities:
Proceeds from issuance of common stock, net	872	1,609
Repurchase of convertible subordinated notes	—	(54,663)
Proceeds from convertible senior notes, net	—	164,433
Other	66	—

Net cash provided by financing activities	938	111,379

Net increase (decrease) in cash and cash equivalents	(4,027)	116,331
Cash and cash equivalents at beginning of period	55,769	42,071

Cash and cash equivalents at end of period	$51,742	$158,402

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview
      InterMune, Inc. (“InterMune,” “we,” “our,” or “us”) is an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonary and hepatology. Our revenue base is provided primarily from sales of our two core marketed products, Actimmune and Infergen. We also have a number of advanced stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets as well as one remaining non-core asset, oritavancin, that we are seeking to divest in 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

Principles of consolidation
      The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company accounts and transactions have been eliminated. To date, the operations of InterMune Canada Inc. and InterMune Ltd. (U.K.) have been immaterial.

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
      We evaluate our estimates and assumptions on an ongoing basis, including those related to reserves for doubtful accounts, product returns, charge backs, cash discounts and rebates, excess inventories, inventory purchase commitments, and accrued clinical and preclinical expenses and allowed manufacturing development costs. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Non-cancelable purchase obligations for inventory
      Because of the long lead times required to manufacture our products, we enter into non-cancelable purchase obligations. We evaluate the need to provide reserves for contractually committed future purchases that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for our products. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In an effort to best manage the procurement and distribution of Actimmune in 2004 we successfully completed the necessary testing to extend the expiration period of Actimmune from 30 months to a total of

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
36 months. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future under non-cancelable purchase obligations. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. For example, during the year ended December 31, 2004, we charged $4.7 million to cost of goods sold for excess inventory and contractual purchase commitments in excess of forecasted needs.

Foreign currency and derivative instruments
      From time to time, we use derivatives to manage our market exposure to fluctuations in foreign currencies. We record all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and realized as earnings in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. We do not use derivative instruments for speculative purposes.
      We purchase commercial and clinical products from Boehringer Ingelheim (“BI”) in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from BI, we have instituted a foreign currency cash flow hedging program. As a result, we consider hedging portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency purchases is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.
      At June 30, 2005, net realized gains on derivative instruments expected to be realized from accumulated other comprehensive income to earnings ratably with sales of Actimmune were $1.5 million. At June 30, 2005, there were no outstanding derivative instruments.

Inventories
      Inventories consist principally of raw materials and finished-good products and are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method.

Acquired product rights
      Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights at June 30, 2005 consist of payments made for the acquisition of rights to Infergen and certain patent rights

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to interferon gamma-1b. Accumulated amortization of these intangible assets was $11.1 million and $17.2 million at June 30, 2005 and December 31, 2004, respectively. Accumulated amortization at December 31, 2004 includes $7.5 million related to Amphotec, a product we divested in May 2005. Amortization expense for acquired product rights for each of the next five years and thereafter is expected to be as follows — $2.9 million for each of the annual periods ended June 30, 2006, 2007 and 2008; $2.8 million for the annual period ended June 30, 2009, $2.3 million for the annual period ended June 30, 2010 and $2.2 million thereafter.

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

Revenue recognition and revenue reserves
      We recognize revenue generally upon delivery when title passes to a credit-worthy customer and record reserves for estimated product returns, rebates, chargebacks and cash discounts against accounts receivable. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We believe that we are able to make reasonable and reliable estimates of product returns, rebates, chargebacks and cash discounts based on historical experience and other known or anticipated trends and factors. We review all sales transactions for potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.
      We recognize Aralast co-promotion revenue upon receipt of the co-promotion funds from Baxter. The co-promotion revenue calculation is dependent upon national sales data which lags one quarter for reporting purposes, and therefore, estimates are not used. Co-promotion revenue is recognized based on a percentage of Baxter’s sales of Aralast to pulmonologists.

Research and development expenses
      Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses for work performed by contract research organizations (“CRO”), in-licensing fees and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied and basic research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
      We accrue costs for clinical trial activities performed by contract research organizations and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities using available information; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expenses.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss per share
      We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted average shares outstanding. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.
      The securities excluded were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Shares issuable upon exercise of stock options	6,636	5,245	6,636	5,245
Shares issuable upon conversion of convertible notes	7,859	10,385	7,859	10,385
      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net loss	$(23,728)	$(13,067)	$(41,134)	$(24,778)

Basic and diluted net loss per common share:
Weighted-average shares of common stock outstanding	32,573	31,969	32,543	31,920
Less: weighted-average shares subject to repurchase	(439)	(34)	(445)	(45)

Weighted-average shares used in computing basic and diluted net loss per common share	32,134	31,935	32,097	31,875

Basic and diluted net loss per common share	$(0.74)	$(0.41)	$(1.28)	$(0.78)

Stock-Based Compensation
      We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for stock-based incentives as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines for the measuring and recording of employee stock-based compensation expense, we are required to disclose the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.
      When the exercise price of the employee or director stock options is less than the deemed fair value of the underlying stock on the grant date, we record deferred compensation for the difference. We amortize deferred compensation using the graded vesting method over the vesting period of the award, generally four years. For restricted stock grants, we record the fair value on the date of grant as deferred compensation, which is amortized as the underlying shares vest. We record options or stock awards issued to non-employees at their fair value as determined in accordance with SFAS 123, which we recognize over the related service period and periodically re-measure as the underlying options vest.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables provide the pro forma information required by SFAS 123 (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss, as reported	$(23,728)	$(13,067)	$(41,134)	$(24,778)
Add: Stock-based employee compensation expense, included in reported net loss	492	121	978	(3)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,966)	(399)	(7,504)	(2,758)

Pro forma net loss	$(27,202)	$(13,345)	$(47,660)	$(27,539)

Net loss per share:
Basic and diluted — as reported	$(0.74)	$(0.41)	$(1.28)	$(0.78)

Basic and diluted — pro forma	$(0.85)	$(0.42)	$(1.48)	$(0.86)

      The pro forma impact of applying SFAS 123 for the three and six months ended June 30, 2005 and 2004, respectively, does not necessarily represent the pro forma impact in future periods.
      We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Expected stock price volatility	72%	79%	72%	79%
Risk-free interest rate	3.9%	3.6%	3.9%	3.6%
Expected life (in years)	6.5	4.2	6.5	4.1
Expected dividend yield	—	—	—	—
      The weighted average fair values per share of options granted were $8.33 and $11.55 for the six month periods ended June 30, 2005 and 2004, respectively.
      We estimate the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Expected stock price volatility	72%	71%	72%	71%
Risk-free interest rate	3.6%	2.7%	3.6%	2.7%
Expected life (in years)	2.0	2.0	2.0	2.0
Expected dividend yield	—	—	—	—
      The weighted-average fair value for shares issued under the employee stock purchase plan for the six months ended June 30, 2005 and 2004 was $5.83 and $12.76, respectively.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility.

Recent accounting pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We expect to adopt SFAS 123R on January 1, 2006.
      Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R could have a material impact on our consolidated results of operations and net loss per share. The impact of adoption of SFAS 123R will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

3.	AMPHOTEC DIVESTITURE
      In May 2005, we divested the Amphotec product line, including all related assets, to Three Rivers Pharmaceuticals, LLC (“Three Rivers”). The resulting loss, which was not material, is included in other expenses in our second quarter results of operations. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec.

4.	INVENTORIES
      Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Raw materials	$—	$550
Finished goods	32,499	32,440

Total	$32,499	$32,990

5.	COMPREHENSIVE LOSS
      Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss	$(23,728)	$(13,067)	$(41,134)	$(24,778)
Change in unrealized gain/(loss) on available-for-sale securities	208	(74)	(59)	(495)
Change in realized and unrealized gain on foreign currency hedges	(153)	448	(350)	448

Comprehensive loss	$(23,673)	$(12,693)	$(41,543)	$(24,825)

      Accumulated other comprehensive income consists of the following (in thousands):

	June 30,	December 31,
	2005	2004

Net unrealized loss on available-for-sale securities	$(298)	$(238)
Change in unrealized gain on foreign currency hedges	1,474	1,824

Accumulated other comprehensive income	$1,176	$1,586

6.	CONVERTIBLE SENIOR NOTES
      In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of June 30, 2005, we had no secured debt and no senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense over the term of the Senior Notes, which is seven years from the date of issuance.

7.	COMMITMENTS AND CONTINGENCIES

Leases
      We have a non-cancelable lease for facilities, which expires in 2011. In January 2005, we entered into an operating lease agreement to sublease an additional 12,988 square feet of office space at our headquarters location. As a subtenant we will use the premises for general office and administrative purposes only. The sublease term is for 36 months. In addition, we have entered into auto leases for our field sales force that extend up to five years.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule by year of future minimum lease payments of all leases at June 30, 2005 (in thousands):

Operating
Year	Leases

2005	$2,592
2006	5,224
2007	5,161
2008	4,347
2009	4,152
Thereafter	5,753

$27,229

      The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amounts of each letter of credit approximates 6 to 12 months of operating rent payable to the landlord of each facility and are effective until we reach profitability. At June 30, 2005 and December 31, 2004, restricted cash under these letters of credit amounted to $1.4 million and $1.7 million, respectively.

Purchase Commitments
      We have purchase commitments with BI and Amgen for the manufacture and supply of Actimmune and Infergen, respectively. Subsequent to quarter end, our supply agreement with BI was amended to reduce a portion of our purchase commitments. As a result of this amendment and based on the U.S. Dollar-Euro exchange rate as of August 1, 2005, our minimum contractual purchase obligations totaled $136.9 million and are committed through the year 2012. Of these commitments, we have $13.3 million and $31.8 million of outstanding fixed purchase order commitments that become due and payable in 2005 and 2006, respectively. Our contractual obligation to BI is denominated in Euros and is not currently hedged.

Contingent Payments
      We will be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $225.7 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Legal Proceedings
      On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and former chief financial officer. On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed. A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004. The consolidated amended complaint named us, and our former chief executive officer and our former chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The lead plaintiff sought unspecified

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. We and the other defendants filed a motion to dismiss the complaint on April 2, 2004, which was granted in part and denied in part. Plaintiffs filed a second amended complaint on August 23, 2004, and the defendant filed in a motion to dismiss the second amended complaint on October 7, 2004. On May 6, 2005 the parties entered into a Stipulation of Settlement of the litigation pursuant to which the plaintiff class would receive $10.4 million in exchange for a complete release of claims set forth in the complaint that arose during the period August 8, 2002 to June 11, 2003. On June 27, 2005, the court granted preliminary approval of the Stipulation of Settlement, ordered that notice be given to the affected shareholders, and set a date of August 26, 2005 for a hearing on final approval. The Stipulation of Settlement is subject to a number of conditions, including but not limited to, court approval. On June 24, 2005, the court granted preliminary approval to the settlement, ordered notice to be provided to class members and set a hearing for August 26, 2005 to consider final approval. The settlement will be funded in large part by the Company’s insurance carrier. As a result of entering into the Stipulation of Settlement, the Company included approximately $2.0 million of selling, general and administrative expense in its first quarter 2005 financial results to reflect certain potential costs of this settlement. No additional charges were recorded in the second quarter of 2005 for this matter.
      On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our former chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. The derivative action was based on the same factual allegations and circumstances as the securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action sought unspecified damages, injunctive relief and restitution. The court sustained the two motions made by us and the other defendants on December 8, 2003 and April 29, 2004 dismissing two successive complaints filed by the plaintiff on November 3, 2003 and March 25, 2004, respectively. The plaintiff filed his third amended complaint on July 30, 2004 and the defendants filed a motion to dismiss the third amended complaint on September 16, 2004. On November 23, 2004 the court sustained the motion to dismiss and entered judgment dismissing the action with prejudice. On February 1, 2005 plaintiffs filed a notice of appeal. On March 8, 2005, defendants filed in the First District Court of Appeal a motion to dismiss the appeal on the ground that the notice of appeal was not filed timely, and the Court of Appeal therefore did not have jurisdiction. The motion was denied and the appeal is proceeding. No trial date has been set. We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously.
      On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of idiopathic pulmonary fibrosis, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. This motion was denied by the court on March 31, 2005. The parties

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resolved their differences in July 2005 and have entered into a confidential settlement agreement. The settlement amount has been included in our second quarter results of operations.
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

8.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
      We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis and Infergen in the United States for chronic hepatitis C virus infections. Prior to its divestiture in May 2005, we also marketed Amphotec worldwide for invasive aspergillosis.
      Our net revenues by product for the three and six months ended June 30, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Actimmune	$25,892	$31,349	$53,597	$64,270
Infergen	7,378	3,929	15,129	7,927
Others	782	616	1,424	1,825

Total net product sales	$34,052	$35,894	$70,150	$74,022

      Our net revenue by region for the three and six months ended June 30, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

United States	$33,853	$35,390	$69,795	$72,404
Other countries	199	504	355	1,618

Total net product sales	$34,052	$35,894	$70,150	$74,022

      Our revenues and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Four customers represented 43%, 16%, 11% and 11%, respectively, of total accounts receivable at June 30, 2005, and three customers represented 47%, 14% and 12%, respectively, of total accounts receivable at December 31, 2004. No other customer represented more than 10% of accounts receivable at June 30, 2005 or December 31, 2004.
      Revenues from customers representing 10% or more of total revenues during the six months ended June 30, 2005 and June 30, 2004, respectively, were as follows:

Customer	2005	2004

Priority Healthcare Corporation	46%	59%
Caremark	17%	9%
Merck Medco	6%	10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
      This Quarterly Report on Form 10-Q (the “Report”) contains certain information regarding our financial projections, plans and strategies that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve substantial risks and uncertainty. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” “continue” or the negative of such terms or similar words or expressions. These forward-looking statements may also use different phrases.
      We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

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

      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-and six-month periods ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Executive Overview
      We are an independent biopharmaceutical company focused on the research, development and commercialization of innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of pulmonary, or lung, conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. Our revenue base is provided primarily from sales of our two core marketed products, Actimmune and Infergen. Since 2003, sales of Actimmune have been declining on a year to year basis. Significant resources have been applied to the marketing of Infergen contributing to its recent growth. We also have a number of advanced-stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets as well as one non-core asset, oritavancin, that we are seeking to divest. We have sustained losses in every year since inception and, as of June 30, 2005, we had an accumulated deficit of $496.8 million and a capital deficit of $6.9 million.
Marketed Products
      Our two marketed products are Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”) and Infergen® (consensus interferon alfacon-1), approved for the treatment of patients with compensated liver disease who have chronic hepatitis C virus (“HCV”) infections. For the six months ended June 30, 2005 Actimmune accounted for approximately 76% of our product revenues, and substantially all of those revenues were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of idiopathic pulmonary fibrosis (“IPF”).

Research Program
          • Hepatology
      We have a pre-clinical research program in the hepatology area. In September 2002 we entered into a drug discovery collaboration agreement with Array BioPharma, Inc. (“Array”) to discover certain novel small molecule NS-3 protease inhibitors for the treatment of hepatitis C. In late 2004, we amended the Array agreement to provide for the acquisition of certain intellectual property rights from Array. We have completed several preclinical studies on a series of compounds and we have selected two lead compound candidates, at least one of which will be chosen for toxicology studies in support of a potential IND submission. In April 2005 we initiated a second research collaboration with Array with respect to a new hepatology target.
      Recent results presented at the Digestive Disease Weekly medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. We are aggressively advancing our own HCV protease inhibitor program through pre-IND toxicology studies and are in the process of seeking a partner to help us develop this program. Pending discussions with the FDA and irrespective of whether or not we enter into a partnership for this program, we expect to file an IND for this protease inhibitor in 2006.
      In addition, we are pursuing research into other small molecules for unspecified hepatology targets.

          • Pulmonology
      We have a pre-clinical research program in pulmonology focused on the discovery of small molecule therapeutics.

Development Program
      We have a late-stage development pipeline in the areas of pulmonology, hepatology and ovarian cancer.
          • Hepatology
      In hepatology, we are focused on expanding treatment options for patients suffering from chronic HCV infections. Patients who have never been treated with interferons are referred to as “naïve” patients. We are developing once-daily Infergen in combination with ribavirin therapy for the re-treatment of patients suffering from chronic HCV infections who are reported to have detectable HCV after at least 12 weeks of previous pegylated interferon alpha 2 in combination with ribavirin therapy. Approximately 50% of naïve patients show a sufficient and sustained virologic response (the most commonly used measure of treatment effectiveness) to this initial treatment. The remaining 50% of patients that do not show a sufficient and sustained virologic response to pegylated interferons plus ribavirin are referred to as hepatitis C “PEG nonresponders”. We believe that there are approximately 200,000 hepatitis C PEG non-responder patients in the United States. We initiated a Phase III trial of once-daily treatment with Infergen in combination with ribavirin therapy for hepatitis C PEG nonresponder patients (the “DIRECT” trial) in June 2004 and announced in July 2005 that patient enrollment was completed. We expect to meet with the FDA later in 2005 to discuss the FDA’s proposed plan to complete the additional clinical work it believes would satisfy the requirements for the registration of once-daily Infergen in combination with ribavirin therapy.
      We have been developing once-daily Infergen in combination with Actimmune, with and without ribavirin, for the treatment of hepatitis C PEG nonresponder patients. We initiated a Phase IIb clinical trial of this combination in May 2004. Although the Data Safety Monitoring Board has approved the continuation of the first three cohorts already enrolled, our decision regarding the future of this trial will depend on data from the first phase of the Phase IIb trial.
      We completed our Phase I trial of a pegylated form of Infergen, PEG-Alfacon-1, for the treatment of chronic HCV infections in 2003. The PEG-Alfacon-1 development program will be lengthy and very expensive, and the duration and expense carry significant risk. We do not currently expect to develop this program unless a suitable development partner for this program can be found.
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
      We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with IPF (the “INSPIRE” trial) in December 2003. The INSPIRE trial requires the enrollment of approximately 600 patients which we anticipate will be completed by the end of 2005. However, to ensure the trial has adequate statistical power, the protocol includes two sample-size re-evaluations that may or may not lead to an increase in the number of patients or an increase in the duration of the trial. We have rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan. We are collaborating with BI, which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin®. Actimmune has been granted orphan drug designation for IPF in the United States. In 2004 the FDA and the European Medicines Agency (“EMEA”) granted us orphan drug designation for pirfenidone for the treatment of IPF. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. This designation provides seven years of market exclusivity in the United States upon the FDA’s first approval of the product for the orphan designation provided that the sponsor complies with certain FDA specified conditions. EMEA orphan drug designation provides for ten years of market exclusivity in Europe.
      We are developing pirfenidone for the treatment of IPF and we currently plan to initiate a Phase III clinical program for pirfenidone in this regard. We have engaged in conversations with the FDA on the design of this planned Phase III program and we are currently seeking input from the EMEA for this program as well. We expect to initiate this program in the first half of 2006. We are also supporting the development of pirfenidone for pulmonary fibrosis associated with Hermansky-Pudlak Syndrome, a fatal, fibrotic lung disease caused by genetic factors for which there is no FDA approved therapy, by providing free drug product to the National Institute of Health for continuing clinical work.
          • Ovarian Cancer
      We are also evaluating Actimmune in patients with ovarian cancer in an ongoing Phase III trial (the “GRACES” trial). We will review this program based on the outcome from a planned interim analysis of progression-free survival and overall survival. This is an event driven analysis performed by an independent Data Safety Monitoring Board that we anticipate will occur in late 2005 or the first quarter of 2006.
          • Other Assets
      Our oritavancin asset does not fit within our core focus areas of pulmonology and hepatology. Therefore, we have been attempting to divest this non-core asset for the past two years.
Product Development Status
      The following chart shows the status of our product development programs as of June 30, 2005:

		Preclinical	Phase I	Phase II	Phase III

Pulmonology
Actimmune
	Idiopathic pulmonary fibrosis				X
Pirfenidone
	Idiopathic pulmonary fibrosis			X
	Next Generation Interferon Gamma	X
Hepatology
Daily Infergen + ribavirin
	Hepatitis C re-treatment patients				X
Daily Infergen + Actimmune +/- ribavirin
	Hepatitis C re-treatment patients			X
PEG-Alfacon-1
	Chronic hepatitis C virus infections		X
	NS-3 Protease Inhibitor program	X
Other Assets
Actimmune + Standard-of-Care Chemotherapy
	Ovarian cancer				X
Oritavancin
	Complicated skin and skin structure infections				X

Results of Operations

Revenue
      Total product revenues were $34.1 million and $35.9 million for the three-month periods ended June 30, 2005 and 2004, respectively, representing a decrease of 5%. This decrease was primarily attributable to decreases in sales of Actimmune and Amphotec, partially offset by an increase in Infergen sales. For the three-month periods ended June 30, 2005 and 2004, Actimmune accounted for approximately 76% and 87%, respectively, of our net product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.
      Total product revenues were $70.2 million and $74.0 million for the six-month periods ended June 30, 2005 and 2004, respectively, representing a decrease of 5%. This decrease was primarily attributable to decreases in sales of Actimmune and Amphotec partially offset by increased sales of Infergen. For the six-month periods ended June 30, 2005 and 2004, Actimmune accounted for 76% and 87%, respectively, of our net product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.
      There are a number of variables that impact Actimmune revenue including, but not limited to, the level of U.S. enrollment in our INSPIRE Trial, new patients started on therapy, average duration of therapy, new data presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In the second quarter of 2005, Actimmune revenues declined 17% to $25.9 million from $31.3 million during the same period in 2004.
      In the second quarter of 2005, Infergen revenue increased 88% to $7.4 million from $3.9 million in the same period in 2004. We continue to see strong growth in Infergen demand as measured by prescriptions written for vials. For the three months ended June 30, 2005, Infergen demand, as measured by the number of prescribed vials, grew 95% from the second quarter of 2004.

Cost of goods sold
      Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $10.6 million and $8.8 million for the three-month periods ended June 30, 2005 and 2004, respectively. The gross margin percentage for our products was 69% and 75% for these periods in 2005 and 2004, respectively. The increase as a percent of sales in the cost of good sold for the second quarter of 2005, when compared to the same period in 2004, was primarily the result of higher product costs of Actimmune due to foreign currency exchange rates of the euro against the U.S. dollar and a shift in the mix of product sales towards a higher proportion of lower margin Infergen revenue.
      Cost of goods sold were $20.2 million and $18.5 million for the six-month periods ended June 30, 2005 and 2004, respectively. The gross margin for our products was 71% and 75%, respectively, for these periods in 2005 and 2004. This increase is attributable to the same reasons noted above for the increase in cost of goods sold for the three month period.
      Exchange rate fluctuations of purchases may adversely affect cost of goods sold on Actimmune purchased from BI. We have utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations on purchases. However, no forward exchange contracts have been established to date in 2005.

Amortization of acquired product rights
      We recorded amortization of acquired product rights of $0.8 million for each of the three-month periods ended June 30, 2005 and 2004, respectively. The amounts recorded for the three-month periods ending June 30, 2005 and 2004 were comprised of the amortization charges related to the acquisition of Amphotec (until its May 2005 divestiture), Infergen and interferon gamma-1b patents.
      We recorded amortization of acquired product rights of $2.1 million and $1.6 million for the six-month periods ended June 30, 2005 and 2004, respectively. The amortization charges for both 2005 and 2004 were related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. The increase for the 2005 period, versus the same period in 2004, was due to a charge of $0.8 million taken in the first half of 2005 for the impairment of Amphotec/ Amphocil product rights in connection with the divestiture of this brand which was completed in May 2005.

Research and development expenses
      Research and development expenses were $22.5 million and $20.4 million for the three-month periods ended June 30, 2005 and 2004, respectively, representing an increase of $2.1 million or 10%. The increase spend for the three-month period ended June 30, 2005, versus the same period in 2004 was primarily due to ongoing costs in our Phase III pulmonology and hepatology clinical trials. Research and development expenses were $42.4 million and $38.6 million for the six-month periods ended June 30, 2005 and 2004, respectively, representing an increase of $3.8 million, or 10%. The increase for the six-month period ended June 30, 2005 over the same period in 2004 was primarily due to a $3.4 million increase for the pulmonology development program and a $5.1 million increase for the hepatology development program. These increases in development programs were offset by a decrease of $2.3 million for the Oncology development program; a $1.9 million decrease in our non-core oritavancin and Amphotec programs (a substantial majority of the expenses related to oritavancin); and a $0.6 million decrease in non-specific research and development programs.
      The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see “Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials,” “We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all,” “Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs,” “If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases,” “The manufacturing and manufacturing development of our products and product candidates present technological, logistical, and regulatory risks, each of which may adversely affect our potential revenues,” “Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks as a result of which we may lose potential revenues,” and “We rely on third parties to conduct clinical trials for our products and product candidates, and those third parties may not perform satisfactorily” in the “Risk Factors” section below.
      Our development program expenses for the six-months ended June 30, are as follows (in thousands):

Development Program	2005	2004

Pulmonology	$12,037	$8,636
Hepatology	12,591	7,513
Oncology	7,986	10,255
Anti-infectives(1)	278	2,162
Programs — Non-specific	9,462	10,067

Total	$42,354	$38,633

(1)	Includes amounts related to oritavancin and Amphotec; a substantial majority of the expenses are related to oritavancin.
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

Selling, general and administrative expenses
      Selling, general and administrative expenses were $24.4 million and $18.0 million for the three-month periods ended June 30, 2005 and 2004, respectively, representing an increase of $6.4 million or 36%. The increased spending for the three-month period ended June 30, 2005, versus the same period in 2004, was primarily related to an increased level of sales and marketing expenses supporting Infergen and $1.8 million of legal expenses associated with various legal proceedings. The legal proceedings are described in Part II, Item 1 of this Form 10-Q.
      Selling, general and administrative expenses were $48.5 million and $34.7 million for the six-month periods ended June 30, 2005 and 2004, respectively, representing an increase of $13.8 million or 40%. The increased spending for the six-month period ended June 30, 2005, versus the same period in 2004, was primarily related to an increased level of sales and marketing expenses supporting Infergen, $2.0 million of legal expense associated with the preliminary settlement of the shareholder class action lawsuit and employee lawsuit and $1.9 million of legal fees associated with various legal proceedings. The legal proceedings are described in Part II, Item 1 of this Form 10-Q.

Interest income
      Interest income increased to $1.0 million for the three-month period ended June 30, 2005, compared to $0.9 million for the three-month period ended June 30, 2004. Interest income increased to $2.1 million for the six-month period ended June 30, 2005, compared to $1.8 million for the six-month period ended June 30, 2004. The increase in interest income in the three-month and six-month periods ended June 30, 2005 reflects increasing investment yields on our cash and short-term investments resulting from higher market interest rates.

Interest expense
      Interest expense decreased to $0.3 million for the three-month period ended June 30, 2005, compared to $1.9 million for the three-month period ended June 30, 2004. Interest expense decreased to $0.6 million for the six-month period ended June 30, 2005, compared to $4.2 million for the six-month period ended June 30, 2004. The decrease in interest expense in the three-month and six-month periods ended June 30, 2005, reflects the 2004 repurchase of all of our $149.5 million 5.75% convertible subordinated notes due in July 2006, and the impact of the issuance of our $170 million 0.25% convertible senior notes due in March 2011.

Other income (expense)
      Other income (expense) was a $0.2 million expense for the three-month period ended June 30, 2005 comprised primarily of the loss on the divestiture of Amphotec. There was no similar amount for the three-month period ended June 30, 2004. Other income (expense) reflected income of $0.5 million for the six-month period ended June 30, 2005, comprised of a gain on currency exchange partially offset by the loss on the Amphotec divestiture. This compares to $3.0 million expense for the six-months ended June 30, 2004. Other expenses of $3.0 million for the six-month period ended June 30, 2004 were comprised of a $2.2 million premium paid and a non-cash charge of $0.8 million due to the acceleration of deferred debt issuance costs associated with our repurchase of $52.5 million in principal amount of our 5.75% convertible subordinated notes.
Liquidity and Capital Resources
      At June 30, 2005, we had available cash, cash equivalents and available-for-sale securities of $138.4 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.
      Operating activities used $43.7 million in cash during the six-month period ended June 30, 2005, primarily due to the loss from operations of $41.1 million and a decrease in accounts payable and accrued compensation of approximately $16.3 million. This use of cash was partially offset by an increase in other accrued liabilities of $9.0 million. The decrease in accounts payable and accrued compensation was primarily a result of payments made during the second quarter of 2005 for inventories received during the fourth quarter of 2004. The increase in other accrued liabilities is the result of accruals made for legal settlements and an increase in clinical trial accruals. Details concerning the loss from operations can be found above in this report under the heading “Results of Operations.”
      Investing activities provided $38.7 million in cash during the six-month period ended June 30, 2005, due in part to maturities and sales of short-term investments totaling $97.0 million, offset by $56.4 million of short-term investment purchases and purchases of property and equipment of $1.9 million. Cash provided by investing activities increased by $14.0 million for the 2005 period, compared to the same period in 2004, primarily due to the increase in maturities and sale of available-for-sale securities, net of purchases of available-for-sale securities of $15.3 million, and a $1.3 million increase in the purchase of property and equipment.
      Cash provided by financing activities of $0.9 million for the six-month period ended June 30, 2005 was primarily due to the receipt of proceeds from issuance of common stock. Cash provided by financing activities of $111.4 million for the six-month period ended June 30, 2004 was primarily due to the receipt of net proceeds of $164.4 million related to the issuance of $170.0 million in 0.25% convertible senior notes due March 2011. These proceeds were offset by the repurchase of $52.5 million in principal amount of our outstanding 5.75% convertible subordinated notes due July 2006. We paid a total of $55.0 million related to the repurchase, which included $0.4 million for accrued interest on the convertible subordinated notes and a premium of $2.2 million recognized as a loss on the early extinguishment of debt.
      We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments with related parties, except for ongoing payments to the SGO Group LLC (“SGO Group”) in connection with the oritavancin acquisition from Lilly. Nicholas Simon, a former member of our Board of Directors who resigned in February 2003, was a principal in the SGO Group at the time of the acquisition. We paid an execution fee of $1.0 million to SGO Group during 2001 and have accrued $0.4 million that is potentially due to SGO Group. We have no loans with related parties, except for an executive loan of $0.2 million to Dr. Marianne Armstrong, our Senior Vice President of Regulatory/ Medical Affairs and Drug Safety, and an executive loan of $0.2 million to Dr. Lawrence Blatt, our Senior Vice

President of Preclinical and Applied Research. Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.
      We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2006. However, this forward-looking statement is based upon the risks identified in this report; our current plans and assumptions, which may change; and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•	the commercial performance of any of our products or product candidates in development that receive commercial approval;

•	our ability to partner our development and commercialization programs and the establishment of other collaborative relationships;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the pace of expansion of our sales and marketing capabilities, in preparation for product launches;

•	product costs;

•	the extent to which we purchase or redeem our outstanding 0.25% convertible senior notes due 2011 prior to maturity; and

•	whether we must repay the principal in connection with our convertible debt obligations.
      As a result, we will require additional funds and plan to attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for such fund raising activities. Additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

RISK FACTORS
      An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.
Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts or in growing product revenues.
      We commenced operations in 1998 and have incurred significant losses to date. Our revenues have been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Although we are developing Actimmune for the treatment of IPF and ovarian cancer, Actimmune may not be marketed for IPF before 2008, if at all, and will not be marketed for ovarian cancer before 2007, if at all. We market Infergen for the treatment of HCV infections, but Infergen revenues may fail to grow significantly. We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2010, if at all. The development of PEG-Alfacon-1, a pegylated form of Infergen, for the treatment of chronic HCV infections will be lengthy and very expensive and carries significant risk. We do not currently expect to develop the PEG-Alfacon-1 program unless a suitable development partner is found. We have determined that continued development of oritavancin is non-strategic and therefore we are attempting to divest oritavancin. We may be unable to conclude a sale of oritavancin in the near term or on favorable terms, if at all.
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
      The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients experience adverse side effects;

•	patients withdraw or die during a clinical trial for a variety of reasons, including adverse events associated with the advanced stage of their disease and medical problems that may or may not be related to our products or product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our contract laboratories fail to follow good laboratory practices;

•	the interim results of the clinical trial are inconclusive or negative;

•	sufficient quantities of the trial drug are not available; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.
      Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to Actimmune as a treatment for IPF increased due to our need to conduct an additional Phase III clinical trial, as our first Phase III clinical trial of Actimmune for the treatment of IPF failed to show a significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life. If there are any significant delays for this or any of our other current or planned clinical trials, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs.
      We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate a preclinical program in which we have invested significant resources, our financial condition and results of operations may be adversely affected, as we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In this regard, we did not recover the resources spent on the development of Amphotec when we divested Amphotec in May 2005.

We will not be able to recover our total investment in our non-core assets through divestiture, which could harm our business and our results of operations.
      In 2003, we refocused our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology. As a result, we have divested Amphotec and are in the process of attempting to divest oritavancin. We are also evaluating Actimmune in ovarian cancer in an ongoing Phase III trial. We will review this program based on the outcome of a planned interim analysis of progression-free survival and overall survival. This is an event driven analysis performed by an independent Data Safety Monitoring Board which we anticipate occurring in late 2005 or the first quarter of

2006. We have spent significant resources in the acquisition and development of these assets. We may in the future determine that additional product candidates or programs are not consistent with our future business strategy. We may not be able to recover our investment in some or all of these assets in full. In such event, we will have expended resources on programs that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.
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
      On March 19, 2004, plaintiff Joan Gallagher filed an action against InterMune and certain individuals in the United States District Court for the Eastern District of Pennsylvania for wrongful termination. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Among other things, Ms. Gallagher alleges that we engaged in deceptive practices, such as establishing a patient registry to market Actimmune for unapproved indications and structuring our compensation systems to advance the allegedly unlawful marketing. See “Item 1. Legal Proceedings” in Part II of this Report for a more complete description of this case. The parties resolved this matter in July 2005 and have entered into a confidential settlement agreement. The settlement amount has been included in our second quarter results of operations.
      In addition, we are defending a federal class action stockholder lawsuit alleging that we, our former chief executive officer and former chief financial officer made certain false and misleading statements in violation of the federal securities laws. In connection with this lawsuit, the plaintiff has made allegations with respect to our alleged off-label promotion of Actimmune. See “Item 1. Legal Proceedings” in Part II of this Report for a more complete description of this case. The parties reached a tentative settlement of this matter in April 2005.
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
      For example, we reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections (“CSSSIs”). However, in two additional small clinical pharmacology trials, we observed adverse events, primarily phlebitis and rash that were inconsistent with the safety profile observed in prior clinical trials of oritavancin. Since the cause of the inconsistency is unknown, the FDA has requested an additional clinical safety trial be completed prior to the submission of a New Drug Application (“NDA”), for oritavancin. Because of the need to perform an additional clinical trial, further development of oritavancin for the treatment of CSSSIs will require additional investment and FDA approval of oritavancin for the treatment of CSSSIs. We are seeking to divest oritavancin.

The pricing and profitability of our products may be subject to control by the government and other third-party payors.
      The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. For example, in most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. For example, federal legislation was enacted on December 8, 2003 that provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune, Infergen or any other products we may develop in the future, which would reduce our revenues and potential profitability.

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
      We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of our products for commercial purposes. These third parties include BI, Amgen and Cardinal Health. We have long-term supply contracts with BI for

Actimmune, with Amgen for Infergen and with Cardinal for pirfenidone. However, if we do not perform our obligations under these agreements, they may be terminated.
      Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs;

•	Manufacturers of our products are subject to ongoing periodic inspections by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards;

•	When we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates. For example, we have transferred the manufacturing of oritavancin from Eli Lilly to a third-party manufacturer and our third-party manufacturer’s finished product has not yet demonstrated a comparable safety profile to that demonstrated by Eli Lilly’s oritavancin product. If the finished oritavancin product of our third-party manufacturer does not have a comparable safety profile to that demonstrated by Eli Lilly’s oritavancin product, our ability to divest oritavancin may be adversely affected;

•	Our manufacturers might not be able or refuse to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products;

•	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us;

•	If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates. In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all; and

•	If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.
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
      Our key supply agreements provide that the manufacturer is our exclusive source of supply for the product, except under certain circumstances. For example, BI is currently our exclusive manufacturer for Actimmune. Under our agreement with BI, we cannot seek a secondary source to manufacture Actimmune until BI has indicated to us its inability or unwillingness to meet our requirements. Amgen is currently our exclusive manufacturer of Infergen. In December 2004, we amended our Licensing and Commercialization Agreement with Amgen to allow us to transfer the manufacturing of Infergen from Amgen to a new supplier. Even if we were to enter into an agreement with a new supplier to manufacture Infergen, it could take several years to transfer the Infergen manufacturing process to a secondary source. If we are delayed in establishing a secondary supply source for Actimmune or Infergen, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a higher cost of product, either of which would have a material and adverse effect on our revenues, business and financial prospects.

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
Risks Related to the Commercialization of Our Products and Product Candidates

If we are not able to obtain required regulatory approvals to change Infergen’s label to provide for daily dosing and to market Infergen in combination with ribavirin for Hepatitis C re-treatment patients, our revenues, business and financial prospects would be adversely affected.
      We believe that market acceptance of and demand for Infergen for the treatment of chronic HCV infections may depend upon our ability to change Infergen’s label to provide for daily dosing and to market Infergen in combination therapy with ribavirin for Hepatitis C re-treatment patients. Before we may change Infergen’s label or market Infergen for use in combination therapy with ribavirin for Hepatitis C re-treatment patients, we would need to obtain FDA approval. To seek and obtain such approval, we would need to supplement Infergen’s current FDA license with data that support daily use of Infergen and the combination use of Infergen and ribavirin or another anti-viral drug for increased effectiveness in treating chronic HCV infections. We cannot be certain how long it would take us to submit such data and obtain such an approval from the FDA, if at all. In June 2004, we initiated a Phase III clinical trial designed to evaluate the safety and efficacy of daily Infergen in combination with ribavirin for the re-treatment of patients chronically infected with HCV who are reported to have detectible HCV after at least 12 weeks of previous pegylated interferon alfa-2 plus ribavirin therapy. However, we cannot provide assurance that this trial will be successful. In addition, if we are able to gain FDA approval for Infergen and ribavirin combination therapy, we may become involved in litigation involving patents held by third parties covering use of interferon alpha and ribavirin combination therapy. If we are unable to obtain FDA approval of daily dosing of Infergen and for these new uses for Infergen, we will be unable to market Infergen in combination with ribavirin or other anti-viral drugs, and our revenues, business and financial prospects would be adversely affected.

If Amgen is unable or refuses to meet our requirements for the manufacture of Infergen in sufficient quantities or at an acceptable cost in the future to meet anticipated commercial demand, our revenues, business and financial prospects would be adversely affected.
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
      Our competitors and their strategic partners have substantial and extensive patent rights related to combination therapy of interferon alpha and ribavirin for the treatment of chronic HCV infections. For example, we are aware of three U.S. patents that relate to the use of interferon alpha and ribavirin to treat chronic HCV infections. These patents expire in 2015, 2016 and 2017, respectively. It is possible that these patents could adversely impact or prevent our efforts to market Infergen in combination therapy with ribavirin. If these patents adversely impact our ability to market Infergen or PEG-Alfacon-1 with ribavirin, it is possible that the commercial prospects for Infergen or PEG-Alfacon-1 could be reduced and our prospects for profitability may be impaired. Further, it is possible that our competitors and their strategic partners may obtain additional patent rights in connection with filed patent applications for combination therapy of interferon alpha and other anti-viral drugs for the treatment of chronic HCV infections. If those patent applications were to issue, we may be unable to market Infergen or PEG-Alfacon-1 with ribavirin or with another anti-viral drug, reducing the commercial prospects for Infergen and PEG-Alfacon-1 and our prospects for profitability.
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
      Specific targeted agents directed against HCV may be effective in reducing the amount of virus in infected chronic HCV patients. Recent results presented at the Digestive Disease Weekly medical conference in May 2005 have provided additional support of protease inhibitors as a promising target against HCV. If the use of the protease inhibitor or other specific targeted anti-HCV agents proves to be effective in the treatment of chronic HCV infections, the use of interferon-based therapies, like Infergen for chronic HCV infections may diminish, which would harm our business.

If we are unable to achieve results that are consistent with our assessment of the current and future market potential of Infergen and PEG-Alfacon-1, we may be required to take a charge to the carrying value of our Infergen-related intangible asset that would have a material adverse effect on our financial condition and results of operations.
      If the use of interferon-based therapies, including Infergen, for chronic HCV infections were to diminish or not grow as we expect, this could impact the recoverability of the Infergen-related intangible asset, which was $14.7 million as of June 30, 2005. We have conducted detailed assessments of the current and future market potential of Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies. These assessments resulted in no reduction of the carrying value of the Infergen-related intangible asset. If we are unable to achieve results consistent with those assumed in our detailed assessment, it may be necessary to perform a future detailed assessment, which could result in a reduction of the carrying value of the Infergen-related intangible asset. This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

We rely on one customer for approximately 46% of our total product sales. If this customer does not continue to sell our products at its current levels, our business will be harmed.
      During the six months ended June 30, 2005, Priority Healthcare Corporation accounted for approximately 46% of our total product sales and 43% of our outstanding receivables. If Priority Healthcare Corporation or any other customer that sells a significant portion of our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenues in any period or harm our business generally. On July 1, 2005 Priority Healthcare Corporation announced that it had signed a definitive agreement with Express Scripts, Inc. to be acquired by Express Scripts, Inc. We are uncertain what implications, if any, this may have on our business.

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
      Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendium listing. The drug compendia list approved indications that products have received from the FDA. The compendia also evaluate the body of clinical evidence to determine whether an off-label use of products should be listed in the compendia as medically appropriate. A compendium listing of an off-label use is many times a requirement by payors, such as Medicare and private payors, to approve that use. To receive a compendium listing for the use of Actimmune in the treatment of IPF, we would have to complete an application and submit clinical data regarding the use of Actimmune in the treatment of IPF. We will evaluate whether we apply for a compendium listing based upon the publication of certain data in peer reviewed journals whose publication is outside of our control. If we file for a compendium listing and are unable to acquire a compendium listing for Actimmune for the treatment of IPF, additional third-party payors may decide to deny reimbursement for Actimmune for the treatment of IPF, and fewer physicians may prescribe Actimmune for such treatment. If either of these were to occur, sales of Actimmune would decline and our revenues would suffer.
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
      We have licensed from Marnac and KDL rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF. After the U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF although we may be able to extend our U.S. exclusivity for IPF if we gain FDA approval for IPF under orphan drug designation. The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. Therefore, we have no ability to prevent others from commercializing pirfenidone for (i) uses covered by the other patents held by Marnac and third parties, or (ii) other uses in the public domain for which there is no patent protection. We are relying on exclusivity granted from orphan drug designation in IPF to protect pirfenidone from competitors in this indication. The exclusivity period in the United States begins on first NDA approval for this product in IPF and ends seven years thereafter. In addition, a third party could develop pirfenidone for another non-fibrotic disease that also qualifies for orphan drug designation and could be granted seven years exclusivity in that indication. Additionally, in Europe we have already been granted orphan drug designation by the EMEA. We anticipate having ten years of exclusivity in Europe for pirfenidone for the treatment of IPF following first marketing approval in Europe. We cannot provide any assurance that we will be able to maintain this orphan drug designation.
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
      Net sales of Actimmune for the six months ended June 30, 2005 were $53.6 million, compared to $64.3 million for the six months ended June 30, 2004, a decline of 17%. Net sales of Actimmune for the quarter ended June 30, 2005 were $25.9 million, compared to $31.3 million for the quarter ended June 30, 2004 representing a decrease of 17%. If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our Actimmune revenues will continue to decline. Revenues for Actimmune may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune for the treatment of IPF. The article concluded that “(i)n a well-defined population of patients with idiopathic pulmonary fibrosis, (Actimmune) did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.” The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “(i)t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.” The editorial concluded by stating, “(s)tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

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
      We have lost money since inception, and our accumulated deficit was approximately $496.8 million at June 30, 2005. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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
      We have had a federal securities class actions lawsuit filed against us alleging that we, our former chief executive and chief financial officers, made certain false and misleading statements in violation of the federal securities laws. In addition, a derivative action was filed in California state court against our directors, our former chief executive officer and chief financial officer that is based on the same factual allegations as the purported federal securities class actions and alleges state law claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We and the other defendants filed a motion to dismiss the federal class action on April 2, 2004, which was granted in part and denied in part. Plaintiffs filed a second amended complaint on August 23, 2004, and we filed a motion to dismiss the second amended complaint on October 7, 2004. On May 6, 2005 the parties entered into a preliminary Stipulation of Settlement of the litigation pursuant to which the plaintiff class would receive $10.4 million in exchange for a complete release of claims set forth in the complaint that arose during the period August 8, 2002 to June 11, 2003. On June 27, 2005, the court granted preliminary approval of the Stipulation of Settlement, ordered that notice be given to the affected shareholders, and set a date of August 26, 2005 for a hearing on final approval. The Stipulation of Settlement is subject to a number of conditions, including but not limited to, court approval. The settlement will be funded in a large part by our insurance carrier. As a result of entering into the Stipulation of Settlement, we included approximately $2.0 million of selling, general and administrative expense in our first quarter 2005 financial results to reflect certain potential costs of this settlement.
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
      On March 19, 2004, plaintiff Joan Gallagher filed an action against InterMune and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. This motion was denied by the court on March 31, 2005. The parties resolved this matter in July 2005 and entered into a confidential settlement agreement. The settlement amount has been included in our second quarter results of operations.
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
      We had 345 employees as of June 30, 2005, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities.
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
      The trading price of our common stock has been and is likely to continue to be extremely volatile. During the 12-month period ended June 30, 2005, the closing price of our common stock on the Nasdaq National Market ranged from $9.74 to $14.61. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to all the factors discussed in this “Risk Factors” section.

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
      At June 30, 2005, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 45% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

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
      We have filed registration statements covering the approximately 9,340,737 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of June 30, 2005. We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes due in 2011 and the 7,858,811 shares of common stock issuable upon conversion of those notes. In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights with respect to approximately 6,500,000 shares of our common stock as of June 30, 2005.
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
      As of June 30, 2005, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.
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
      The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2005 by effective maturity (in millions, except percentages):

					2009 and		Fair Value at
	2005	2006	2007	2008	Beyond	Total	June 30, 2005

Assets:
Available-for-sale securities	$63.3	$11.1	$12.0	—	—	$86.4	$86.6
Average interest rate	3.0%	3.4%	3.6%	—	—	3.2%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$129.0
Average interest rate	—	—	—	—	.25%	.25%	—
Foreign Currency Market Risk
      We have obligations denominated in Euros for the purchase of Actimmune inventory. In the six months ended June 30, 2005, we used foreign currency forward contracts to partially mitigate this exposure. We regularly evaluate the cost-benefit of entering into such arrangements and had no foreign currency hedge agreements outstanding at June 30, 2005.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
      As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were effective as of the end of the period covered by this report.
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
Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting
      Management believes that actions that we have taken since December 31, 2004 and the further actions that we expect to take in 2005, will address the material weaknesses in our financial statement close process. During the three months ended June 30, 2005, we made the following changes to our internal control over financial reporting to address the material weakness identified in management’s assessment:

•	Hired an SEC Compliance Manager as a full time position in the second fiscal quarter; and

•	Completed installation and implementation of upgrades to internal accounting programs for general ledger, purchasing and stock option management, and utilized these improved tools and procedures for enhanced ability to record, review and monitor accounting transactions.
      Based on the above and the hiring of three additional accounting staff with the required technical expertise, enhancements to our processes for recording and monitoring monthly accruals, improvements in our review procedures to ensure adherence to our revenue recognition and cut-off policies and improved processes for the documentation and review of significant accounting entries, management believes we have remediated the material weakness in internal control identified at December 31, 2004.
      We intend to continue to monitor our internal control over financial reporting, and if further improvements or enhancements are needed, we will take steps to implement such improvements or enhancements.
Changes in Internal Control Over Financial Reporting
      Other than the changes identified above, there have been no changes to our internal controls over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      Our management, including our CEO and CFO, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterMune have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and former chief financial officer. On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed. A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004. The consolidated amended complaint named us, and our former chief executive officer and our former chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The lead plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. We and the other defendants filed a motion to dismiss the complaint on April 2, 2004, which was granted in part and denied in part. Plaintiffs filed a second amended complaint on August 23, 2004, and the defendant filed in a motion to dismiss the second amended complaint on October 7, 2004. On May 6, 2005 the parties entered into a Stipulation of Settlement of the litigation pursuant to which the plaintiff class would receive $10.4 million in exchange for a complete release of claims set forth in the complaint that arose during the period August 8, 2002 to June 11, 2003. On June 27, 2005, the court granted preliminary approval of the Stipulation of Settlement, ordered that notice be given to the affected shareholders, and set a date of August 26, 2005 for a hearing on final approval. The Stipulation of Settlement is subject to a number of conditions, including but not limited to, court approval. On June 24, 2005, the court granted preliminary approval to the settlement, ordered notice to be provided to class members and set a hearing for August 26, 2005 to consider final approval. The settlement will be funded in a large part by our insurance carrier. As a result of entering into the Stipulation of Settlement, we have included approximately $2.0 million of selling, general and administrative expense in our first quarter 2005 financial results to reflect certain potential costs of this settlement. No additional charges were recorded in the second quarter of 2005 for this matter.
      On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our former chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. The derivative action was based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action sought unspecified damages, injunctive relief and restitution. The court has sustained the two motions made by us and the other defendants on December 8, 2003 and April 29, 2004 dismissing two successive complaints filed by the plaintiff on November 3, 2003 and March 25, 2004, respectively. The plaintiff filed his third amended complaint on July 30, 2004 and the defendants filed a motion to dismiss to the third amended complaint on September 16, 2004. On November 23, 2004 the court sustained the motion to dismiss and entered judgment dismissing the action with prejudice. On February 1, 2005 plaintiffs filed a notice of appeal. On March 8, 2005, defendants filed in the First District Court of Appeal a motion to dismiss the appeal on the ground that the notice of appeal was not filed timely, and the Court of Appeal therefore did not have jurisdiction. The motion was denied and the appeal is proceeding. No trial date has been set. We believe that we have meritorious defenses to the allegations contained in the derivative action complaint and intend to defend ourselves vigorously.
      On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleges that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of IPF, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act, and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleges that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. We and the other defendants dispute Ms. Gallagher’s claims and are vigorously defending the lawsuit. The defendants filed a motion to dismiss the complaint on May 4, 2004. Ms. Gallagher filed a first amended complaint on May 28, 2004, and the defendants filed a motion to dismiss the first amended complaint on June 10, 2004 on the grounds that Ms. Gallagher has failed to state any claim upon which relief may be granted under Pennsylvania law. This motion was denied by the court on June 30, 2005. The parties resolved their differences in July 2005 and entered into a confidential settlement agreement. The settlement amount has been included in our second quarter results of operations.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Stockholders was held on May 26, 2005 in Brisbane, California. Of the 32,501,851 shares of InterMune Common Stock entitled to vote at the meeting, 27,276,983 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.
      The stockholders elected two directors to serve for the ensuing year and until their successors are elected. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld

James I. Healy, M.D., Ph.D.	27,105,180	171,803
William R. Ringo, Jr.	26,949,221	327,762
      The stockholders approved the ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005. There were 27,220,984 votes cast for the proposal, 37,674 votes cast against, 18,325 abstentions, and no broker non-votes.

Item 6.	Exhibits

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3		Bylaws of InterMune.(1)

3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)

3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

32	.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Norman L. Halleen

Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting
Officer and Duly Authorized Officer)
Date: August 9, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3		Bylaws of InterMune.(1)

3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)

3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

32	.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.