Form 10-Q
period 2005-09-30
INTERMUNE INC
filed 2005-11-07
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, there were 32,691,437 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INTERMUNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited, in thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,838	$55,769
Available-for-sale securities	64,215	127,256
Accounts receivable, net of allowances of $3,109 at September 30, 2005 and $3,403 at December 31, 2004	13,627	12,098
Inventories, net	21,913	32,990
Prepaid expenses and other current assets	5,691	3,478

Total current assets	161,284	231,591
Property and equipment, net	8,113	8,261
Acquired product rights, net	15,271	18,875
Other assets	8,877	7,284

Total assets	$193,545	$266,011

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,901	$29,448
Accrued compensation	8,432	7,746
Other accrued liabilities	25,061	24,513

Total current liabilities	52,394	61,707
Deferred rent	1,621	1,513
Convertible notes	170,000	170,000
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 32,587 and 32,583 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	33	33
Additional paid-in capital	493,181	492,663
Deferred stock compensation	(3,991)	(5,845)
Accumulated other comprehensive income	855	1,586
Accumulated deficit	(520,548)	(455,646)

Total stockholders’ equity (deficit)	(30,470)	32,791

Total liabilities and stockholders’ equity	$193,545	$266,011

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited, in thousands, except per share data)
Product sales:
Actimmune	$25,793	$30,063	$79,390	$94,333
Infergen	10,161	6,223	25,290	14,150
Others	667	1,218	2,091	3,043

Total product sales, net	36,621	37,504	106,771	111,526
Costs and expenses:
Cost of goods sold	16,548	12,270	36,765	30,801
Amortization of acquired product rights	715	774	2,825	2,327
Research and development	21,983	16,297	64,337	54,929
Selling, general and administrative	22,172	17,111	70,673	51,817

Total costs and expenses	61,418	46,452	174,600	139,874

Loss from operations	(24,797)	(8,948)	(67,829)	(28,348)
Other income (expense):
Interest income	1,006	768	3,073	2,557
Interest expense	(312)	(616)	(936)	(4,775)
Other income (expense)	335	(4,064)	790	(7,072)

Net loss	$(23,768)	$(12,860)	$(64,902)	$(37,638)

Basic and diluted net loss per common share	$(0.74)	$(0.40)	$(2.02)	$(1.18)

Weighted average shares used in computing basic and diluted net loss per common share	32,272	31,988	32,156	31,912

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited, in thousands)
Cash flows used for operating activities:
Net loss	$(64,902)	$(37,638)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and depreciation	6,304	5,319
Provision for inventories	7,193	2,904
Non-cash stock compensation and amortization of deferred compensation, net of reversals	1,478	818
Loss on early extinguishment of convertible debt	—	7,072
Gain on translation of foreign currency denominated payables	(756)	—
Deferred rent	108	203
Changes in operating assets and liabilities:
Accounts receivable	(1,529)	1,495
Inventories	3,884	10,715
Other assets	(4,509)	(372)
Accounts payable and accrued compensation	(9,860)	(14,521)
Other accrued liabilities	547	—

Net cash used for operating activities	(62,042)	(24,005)

Cash flows from investing activities:
Purchases of property and equipment	(1,935)	(1,172)
Purchases of available-for-sale securities	(70,276)	(93,104)
Sales of available-for-sale securities	57,369	44,557
Maturities of available-for-sale securities	75,948	103,146

Net cash provided by investing activities	61,106	53,427
Cash flows from financing activities:
Proceeds from issuance of common stock, net	893	1,496
Repurchase of convertible subordinated notes	—	(154,452)
Proceeds from convertible senior notes, net	—	164,247
Other	112	232

Net cash provided by financing activities	1,005	11,523

Net increase (decrease) in cash and cash equivalents	69	40,945
Cash and cash equivalents at beginning of period	55,769	42,071

Cash and cash equivalents at end of period	$55,838	$83,016

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview
      InterMune, Inc. (“InterMune,” “we,” “our,” or “us”) is an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue base is provided primarily from sales of our two core products, Actimmune® and Infergen®. We also have a number of advanced stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets as well as one remaining non-core asset, oritavancin, that we are seeking to divest.

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

Non-cancelable purchase obligations for inventory
      Because of the long lead times required to manufacture our products, we enter into non-cancelable purchase obligations. We regularly evaluate the need to provide reserves for contractually committed future purchases that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for our products. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In an effort to best manage the procurement and distribution of Actimmune in 2004 we successfully completed the necessary testing to extend the expiration period of Actimmune from 30 months to a total of

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
36 months. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future under non-cancelable purchase obligations. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. For example, in 2003 and 2004, we had contractual obligations to purchase approximately 1.0 million and 1.8 million vials of commercial Actimmune, respectively, from our supplier. During the quarter ended September 30, 2005, we amended our contractual obligation with our supplier to eliminate previously required purchases for 2005 and reduce the obligation for future purchases. As part of our regular quarterly forecast process and following this amendment, an analysis of existing Actimmune inventory from previous years’ contractual purchases was completed and compared to current and projected sales trends. As a result of this analysis, we charged $7.2 million, or $0.22 per share, to cost of goods sold during the quarter ended September 30, 2005 for excess inventory from previous years’ contractual purchases. During the quarter ended September 30, 2004, we charged $2.9 million to cost of goods sold for contractual purchase commitments for inventory in excess of forecasted needs.

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
      At September 30, 2005, net realized gains on derivative instruments included in accumulated other comprehensive income were $1.1 million. Such amount will be recognized as a reduction of cost of goods sold ratably as the related units of Actimmune are sold. At September 30, 2005, there were no outstanding derivative instruments.

Inventories
      Inventories consist principally of raw materials and finished-good products and are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired product rights
      Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration, or FDA, for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights at September 30, 2005 consist of payments made for the acquisition of rights to Infergen and certain patent rights related to interferon gamma-1b. Accumulated amortization of these intangible assets was $11.8 million and $17.2 million at September 30, 2005 and December 31, 2004, respectively. Accumulated amortization at December 31, 2004 includes $7.5 million related to Amphotec, a product we divested in May 2005. Amortization expense for acquired product rights for each of the next five years and thereafter is expected to be as follows — $2.9 million for each of the annual periods ended September 30, 2006, 2007 and 2008; $2.7 million for the annual period ended September 30, 2009, $2.4 million for the annual period ended September 30, 2010 and $1.5 million thereafter.

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

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The securities excluded were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Shares issuable upon exercise of stock options	6,778	5,256	6,778	5,256
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859	7,859
      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(23,768)	$(12,860)	$(64,902)	$(37,638)

Basic and diluted net loss per common share:
Weighted-average shares of common stock outstanding	32,573	31,993	32,553	31,944
Less: weighted-average shares subject to repurchase	(301)	(5)	(397)	(32)

Weighted-average shares used in computing basic and diluted net loss per common share	32,272	31,988	32,156	31,912

Basic and diluted net loss per common share	$(0.74)	$(0.40)	$(2.02)	$(1.18)

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

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following tables provide the pro forma information required by SFAS 123 (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss, as reported	$(23,768)	$(12,860)	$(64,902)	$(37,638)
Add: Stock-based employee compensation expense, included in reported net loss	500	611	1,478	772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,191)	(3,868)	(12,695)	(6,406)

Pro forma net loss	$(28,459)	$(16,117)	$(76,119)	$(43,272)

Net loss per share:
Basic and diluted — as reported	$(0.74)	$(0.40)	$(2.02)	$(1.18)

Basic and diluted — pro forma	$(0.88)	$(0.50)	$(2.37)	$(1.36)

      The pro forma impact of applying SFAS 123 for the three and nine months ended September 30, 2005 and 2004, respectively, does not necessarily represent the pro forma impact in future periods.
      We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Expected stock price volatility	71%	76%	71%	76%
Risk-free interest rate	4.2%	3.6%	4.2%	3.3%
Expected life (in years)	6.7	5.2	6.6	5.1
Expected dividend yield	—	—	—	—
      The weighted-average fair values per share of options granted for the nine month periods ended September 30, 2005 and 2004 were $8.45 and $9.37, respectively.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Expected stock price volatility	74%	79%	76%	80%
Risk-free interest rate	3.2%	2.4%	2.9%	2.5%
Expected life (in years)	2.0	2.0	2.0	2.0
Expected dividend yield	—	—	—	—
      The weighted-average fair value for shares issued under the employee stock purchase plan for the nine month periods ended September 30, 2005 and 2004 were $8.51 and $12.76, respectively.
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
      In May 2005, we divested the Amphotec product line, including all related assets, to Three Rivers Pharmaceuticals, LLC (“Three Rivers”). The resulting loss, which was not material, is included in other expenses in our year to date results of operations. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES
      Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Raw materials	$—	$550
Finished goods	21,913	32,440

Total	$21,913	$32,990

5.	COMPREHENSIVE LOSS
      Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(23,768)	$(12,860)	$(64,902)	$(37,638)
Change in unrealized gain (loss) on available-for-sale securities	84	5	25	(489)
Change in realized and unrealized gain (loss) on foreign currency hedges	(406)	306	(756)	754

Comprehensive loss	$(24,090)	$(12,549)	$(65,633)	$(37,373)

      Accumulated other comprehensive income consists of the following (in thousands):

	September 30,	December 31,
	2005	2004

Net unrealized loss on available-for-sale securities	$(213)	$(238)
Change in unrealized gain on foreign currency hedges	1,068	1,824

Accumulated other comprehensive income	$855	$1,586

6.	CONVERTIBLE SENIOR NOTES
      In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of September 30, 2005, we had no secured debt and no senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense over the term of the Senior Notes, which is seven years from the date of issuance.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following is a schedule by year of future minimum lease payments of all leases at September 30, 2005 (in thousands):

Operating
Year	Leases

2005	$1,282
2006	5,262
2007	5,191
2008	4,329
2009	4,155
Thereafter	5,753

$25,972

      The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amounts of each letter of credit approximates six to twelve months of operating rent payable to the landlord of each facility and are effective until we reach profitability. At September 30, 2005 and December 31, 2004, restricted cash under these letters of credit amounted to $1.4 million and $1.7 million, respectively.

Purchase Commitments
      We have purchase commitments with BI and Amgen, Inc. for the manufacture and supply of Actimmune and Infergen, respectively. During this quarter, our supply agreement with BI was amended to reduce a portion of our purchase commitments. As a result of this amendment and based on the U.S. Dollar-Euro exchange rate as of August 1, 2005, our minimum contractual purchase obligations totaled $132.3 million and are committed through the year 2012. Of these commitments, we have $10.9 million and $25.6 million of outstanding fixed purchase order commitments that become due and payable in 2005 and 2006, respectively. Our contractual obligation to BI is denominated in Euros and is not currently hedged. In accordance with the terms of our amended agreement with BI, we have guaranteed a minimum annual dollar purchase amount in 2007 and through the remainder of the term of the agreement. In the event that we do not order a sufficient quantity of vials based on forecasted demand such that we do not meet the minimum annual dollar purchase amount, we are required to pay to BI the difference. In any given year that we are required to make this payment, our gross margin percentage would be adversely affected.

Contingent Payments
      We will be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $230.7 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings
      On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and our former chief financial officer. On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed. A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004. The consolidated amended complaint named us, and our former chief executive officer and our former chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The lead plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. The parties settled this case in May 2005 and a final settlement was approved by the court in August 2005. The settlement was funded in large part by the Company’s insurance carrier. As part of the settlement we included approximately $2.0 million of selling, general and administrative expense in our first quarter 2005 financial results to reflect certain potential costs of this settlement, and we did not record any additional charges for this matter since that time.
      On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our former chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. The derivative action was based on the same factual allegations and circumstances as the securities class actions and alleged state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action sought unspecified damages, injunctive relief and restitution. The parties settled this case in August 2005 and the amount was not material to the financial statements.
      On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleged that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of idiopathic pulmonary fibrosis, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleged that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. The parties settled this case in July 2005. The settlement amount was included in our second quarter results of operations, and we did not record any additional charges for this matter in the third quarter of 2005.
      On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. We are cooperating with the Department of Justice in this inquiry. Although we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business, it is possible that we will be required to pay a substantial civil fine in connection with the settlement of this matter. At this time we cannot predict the magnitude of such a fine or the impact the payment of such a fine may have on our future business operations.

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Our net revenues by product for the three and nine months ended September 30, were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Actimmune	$25,793	$30,063	$79,390	$94,333
Infergen	10,161	6,223	25,290	14,150
Others	667	1,218	2,091	3,043

Total net product sales	$36,621	$37,504	$106,771	$111,526

      Our net revenue by region for the three and nine months ended September 30, were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

United States	$36,564	$36,865	$106,359	$109,269
Other countries	57	639	412	2,257

Total net product sales	$36,621	$37,504	$106,771	$111,526

      Our revenues and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Four customers represented 41%, 14%, 13% and 11%, respectively, of total accounts receivable at September 30, 2005, and three customers represented 47%, 14% and 12%, respectively, of total accounts receivable at December 31, 2004. No other customer represented more than 10% of accounts receivable at September 30, 2005 or December 31, 2004.
      Revenues from customers representing 10% or more of total revenues during the nine months ended September 30, 2005 or September 30, 2004, were as follows:

Customer	2005	2004

Priority Healthcare Corporation	45%	60%
Caremark	17%	12%
Merck Medco	6%	11%

9.	SUBSEQUENT EVENT
      On November 3, 2005, we entered into an agreement with BI for the transfer of the manufacturing process for Infergen from Amgen to BI and for the clinical and commercial supply of Infergen (the “Agreement”). The Agreement generally provides for the exclusive supply by BI and the exclusive purchase by us of Infergen. However, Amgen remains our manufacturer for Infergen until the transfer of the

INTERMUNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manufacturing process from Amgen to BI is completed and BI is approved by the FDA as our manufacturer for Infergen.
      Upon execution of the Agreement, we have made a payment to BI of approximately $14.5 million and are obligated to make three additional payments to BI in the aggregate amount of approximately $11.7 million upon the achievement of three separate milestones tied to the manufacturing process transfer. Currently, there are no annual minimum purchase obligations imposed upon InterMune for Infergen unless and until results from InterMune’s daily Infergen® Phase III clinical trial (the “DIRECT trial”) become available and such results are positive at which time BI and InterMune shall cooperate and work together in good faith to commence and conclude negotiations on the annual minimum and maximum purchase obligations for InterMune and the annual minimum and maximum supply obligations of BI. If BI is not able to supply all of our requirements for Infergen, we may choose an additional manufacturer. This agreement extends through December 31, 2015 and may be renewed for additional five year periods. Either party may have the right to terminate this Agreement for certain specified events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
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
      We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	governmental regulation and approval;

•	sufficiency of our cash resources;

•	future revenues, including those from product sales and collaborations, and future expenses;

•	our research and development expenses and other expenses; and

•	our operational and legal risks, including potential developments with the Department of Justice inquiry.
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
      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-and nine-month periods ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Executive Overview
      We are an independent biopharmaceutical company focused on the research, development and commercialization of innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of pulmonary, or lung, conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. Our revenue base is provided primarily from sales of our two core products, Actimmune and Infergen. Since 2003, sales of Actimmune have been declining on a year to year basis. Significant resources have been applied to the marketing of Infergen contributing to its recent growth. We also have a number of advanced-stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets as well as one non-core asset, oritavancin, that we are seeking to divest. We have sustained losses in every year since inception and, as of September 30, 2005, we had an accumulated deficit of $520.5 million and a capital deficit of $30.5 million.
Approved Products
      Our two marketed products are Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”) and Infergen® (consensus interferon alfacon-1), approved for the treatment of patients with compensated liver disease who have chronic hepatitis C virus (“HCV”) infections. For the nine months ended September 30, 2005, Actimmune accounted for approximately 74% of our product revenues, and substantially all of those revenues were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of idiopathic pulmonary fibrosis (“IPF”).
Research Programs

• Hepatology
      We have a preclinical research program in the hepatology area. In September 2002, we entered into a drug discovery collaboration agreement with Array BioPharma, Inc. (“Array”) to discover certain novel small molecule NS-3 protease inhibitors for the treatment of hepatitis C. In late 2004, we amended the Array agreement to provide for the acquisition of certain intellectual property rights from Array. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target.
      Results presented at the Digestive Disease Weekly medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. We are advancing our own HCV protease inhibitor program and have completed several preclinical studies on a series of compounds. We have selected one compound for toxicology studies in support of a potential IND submission. We are in the process of determining whether or not we will enter into a partnership to help us develop this protease inhibitor program. Pending discussions with the FDA and irrespective of whether or not we enter into a partnership for this program, we expect to file an IND for this protease inhibitor in 2006.
      In addition, we are pursuing research related to other small molecules for unspecified hepatology targets.

• Pulmonology
      We have a preclinical research program in pulmonology focused on the discovery of small molecule therapeutics.

Development Programs
      We have a late-stage development pipeline in the areas of pulmonology, hepatology and ovarian cancer.

• Hepatology
      In hepatology, we are focused on expanding treatment options for patients suffering from chronic HCV infections. Patients who have never been treated with interferons are referred to as “naïve” patients. We are developing once-daily Infergen in combination with ribavirin therapy for the re-treatment of patients suffering from chronic HCV infections who are reported to have detectable HCV after at least twelve weeks of previous pegylated interferon alpha 2 in combination with ribavirin therapy. Approximately 50% of naïve patients show a sufficient and sustained virologic response (the most commonly used measure of treatment effectiveness) to this initial treatment. The remaining patients that do not show a sufficient and sustained virologic response to pegylated interferons plus ribavirin are referred to as hepatitis C “PEG nonresponders.” We believe that there are approximately 200,000 hepatitis C PEG non-responder patients in the United States. We initiated a Phase III trial of once-daily treatment with Infergen in combination with ribavirin therapy for hepatitis C PEG nonresponder patients (the “DIRECT trial”) in June 2004 and announced in July 2005 that patient enrollment was completed. Results from independent investigator studies of daily Infergen plus ribavirin in the U.S. and Europe suggest sustained virologic response rates that are substantially higher than alternative treatments for PEG nonresponders. We hope to confirm these findings in the DIRECT trial. The DIRECT trial is progressing on schedule through the treatment stage of the study. We met with the FDA on October 24, 2005 to discuss our proposed plan to complete the additional clinical work that we believe would satisfy the requirements for the registration of once-daily Infergen in combination with ribavirin therapy. We plan to provide more specifics around the details and timing of our registration plan once we receive written feedback from the FDA from this meeting. We anticipate obtaining top-line data from the DIRECT trial in the first half of 2007.
      We have been developing once-daily Infergen in combination with Actimmune, with and without ribavirin, for the treatment of hepatitis C PEG nonresponder patients. We initiated a Phase IIb clinical trial of this combination in May 2004. Although an independent Data Safety Monitoring Board has approved the continuation of the first three cohorts already enrolled, our decision regarding the future of this trial will depend on data from the first phase of the Phase IIb trial.
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
      We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with IPF (the “INSPIRE” trial) in December 2003. The INSPIRE trial required the enrollment of approximately 600 patients which we anticipate will be completed by the end of 2005. However, to ensure the trial has adequate statistical power, we recently conducted a sample size re-evaluation and determined that the overall mortality rate observed at this early point in the trial was somewhat lower than forecast in the study protocol. Consequently, as provided in the protocol, we made the decision in October 2005 to increase the sample size of the trial by an additional 200 patients to increase the likelihood that the protocol-specified number of events will have occurred by the time the trial is scheduled to conclude by the end of 2007. These additional patients bring the total size to approximately 800 patients. We expect to receive top-line data from the INSPIRE trial in early 2008.

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
      We are developing pirfenidone for the treatment of IPF and we currently plan to initiate a Phase III clinical program for pirfenidone in this regard. This program will involve approximately 550 patients, will include two separate multi-national Phase III trials and will have lung function as the primary endpoint. We expect to initiate this program in the first half of 2006. In 2004, the FDA and the European Medicines Agency (“EMEA”) granted us orphan drug designation for pirfenidone for the treatment of IPF. We are also supporting the development of pirfenidone for pulmonary fibrosis associated with Hermansky-Pudlak Syndrome, a fatal, fibrotic lung disease caused by genetic factors for which there is no FDA approved therapy, by providing free drug product to the National Institute of Health for continuing clinical work.

• Ovarian Cancer
      We are also evaluating Actimmune in patients with ovarian cancer in an ongoing Phase III trial (the “GRACES trial”). We will review this program based on the outcome of a planned interim analyses of progression-free survival and overall survival. These are event driven analyses performed by an independent Data Safety Monitoring Board that we anticipate will occur in late 2005 or the first quarter of 2006.

• Other Assets
      Our oritavancin asset does not fit within our core focus areas of pulmonology and hepatology. Therefore, we have been attempting to divest this non-core asset for the past two years.
Product Development Status
      The following chart shows the status of our product development programs as of September 30, 2005:

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

Results of Operations

Revenue
      Total product revenues were $36.6 million and $37.5 million for the three-month periods ended September 30, 2005 and 2004, respectively, representing a decrease of 2%. This decrease was primarily attributable to decreases in sales of Actimmune and Amphotec, a product line we divested in May 2005, partially offset by an increase in Infergen sales. For the three-month periods ended September 30, 2005 and 2004, Actimmune accounted for approximately 70% and 80%, respectively, of our net product revenues, and substantially all of these revenues were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.
      Total product revenues were $106.8 million and $111.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively, representing a decrease of 4%. This decrease was primarily attributable to decreases in sales of Actimmune and Amphotec partially offset by increased sales of Infergen. For the nine-month periods ended September 30, 2005 and 2004, Actimmune accounted for 74% and 85%, respectively, of our net product sales, and substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.
      There are a number of variables that impact Actimmune revenue including, but not limited to, the level of U.S. enrollment in our INSPIRE Trial, new patients started on therapy, average duration of therapy, new data presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In the third quarter of 2005, Actimmune revenues declined 14% to $25.8 million from $30.1 million during the same period in 2004.
      In the third quarter of 2005, Infergen revenue increased 63% to $10.2 million from $6.2 million in the same period in 2004. We continue to see strong growth in Infergen demand as measured by prescriptions written for vials. For the three months ended September 30, 2005, Infergen demand, as measured by the number of prescribed vials, grew 123% from the same period of 2004.

Cost of goods sold
      Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $16.5 million and $12.3 million for the three-month periods ended September 30, 2005 and 2004, respectively. The gross margin percentage for our products was 55% and 67% for these periods in 2005 and 2004, respectively. The increase as a percentage of sales in the cost of goods sold for the third quarter of 2005, when compared to the same period in 2004, was primarily the result of a charge of $7.2 million, or $0.22 per share, to cost of goods sold for excess inventory from previous years’ contractual purchases.
      In 2003 and 2004, we had contractual obligations to purchase approximately 1.0 million and 1.8 million vials of commercial Actimmune, respectively, from BI. During the quarter ended September 30, 2005, we amended our contractual obligation with BI to eliminate previously required purchases for 2005 and reduce the obligation for future purchases. As part of our regular quarterly forecast process and following this amendment, an analysis of existing Actimmune inventory from previous years’ contractual purchases was completed and compared to current and projected sales trends. As a result of this analysis, we charged $7.2 million to cost of goods sold during the quarter ended September 30, 2005 for excess inventory from previous years’ contractual purchases. In accordance with the terms of our amended agreement with BI, we have guaranteed a minimum annual dollar purchase amount in 2007 and through the remainder of the term of the agreement. In the event that we do not order a sufficient quantity of vials based on forecasted demand such that we do not meet the minimum annual dollar purchase amount, we are required to pay to BI the difference. In any given year that we are required to make this payment, our gross margin percentage would be adversely affected.
      Cost of goods sold was $36.8 million and $30.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The gross margin for our products was 66% and 72%, respectively, for these periods in 2005 and 2004. This increase in cost of goods sold is attributable to the same reason noted above for the increase in cost of goods sold for the three month period.

      Exchange rate fluctuations between the U.S. dollar and the Euro may adversely affect cost of goods sold on Actimmune purchased from BI. We have, in the past, utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations on purchases. However, no forward exchange contracts have been established to date in 2005.

Amortization of acquired product rights
      We recorded amortization of acquired product rights of $0.7 million for the three-month period ended September 30, 2005 and $0.8 million for the three-month period ended September 30, 2004. The amounts recorded for the three-month periods ending September 30, 2005 and 2004 were comprised of the amortization charges related to the acquisition of Amphotec (until its May 2005 divestiture), Infergen and interferon gamma-1b patents.
      We recorded amortization of acquired product rights of $2.8 million and $2.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The amortization charges for both 2005 and 2004 were related to the acquisition of Amphotec, Infergen and interferon gamma-1b patents. The increase for the 2005 period compared to the same period in 2004 was due to a charge of $0.8 million taken in the first half of 2005 for the impairment of Amphotec/ Amphocil product rights in connection with the divestiture of this brand, which was completed in May 2005.

Research and development expenses
      Research and development expenses were $22.0 million and $16.3 million for the three-month periods ended September 30, 2005 and 2004, respectively, representing an increase of $5.7 million or 35%. The increase in spending for the three-month period ended September 30, 2005 compared with the same period in 2004 was primarily due to progress made on our three ongoing Phase III clinical trials and the advancement of our pre-clinical HCV protease inhibitor program. Research and development expenses were $64.3 million and $54.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively, representing an increase of $9.4 million, or 17%. The increase for the nine-month period ended September 30, 2005 compared with the same period in 2004 was primarily due to a $7.4 million increase for the pulmonology development program and a $9.3 million increase for the hepatology development program. These increases in development programs were offset by a decrease of $2.6 million for the oncology development program; a $1.8 million decrease in our non-core oritavancin and Amphotec programs (a substantial majority of the expenses related to oritavancin); and a $2.9 million decrease in non-specific research and development programs.

      The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”
      Our development program expenses for the nine-months ended September 30, were as follows (in thousands):

Development Program	2005	2004

Pulmonology	$19,424	$12,024
Hepatology	19,634	10,311
Oncology	11,594	14,148
Anti-infectives(1)	495	2,342
Programs — Non-specific	13,190	16,104

Total	$64,337	$54,929

(1)	Includes amounts related to oritavancin and Amphotec; a substantial majority of the expenses are related to oritavancin.
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

Selling, general and administrative expenses
      Selling, general and administrative expenses were $22.2 million and $17.1 million for the three-month periods ended September 30, 2005 and 2004, respectively, representing an increase of $5.1 million or 30%. The increased spending for the three-month period ended September 30, 2005 compared with the same period in 2004 was primarily related to an increased level of sales and marketing expenses supporting Infergen, including the 31-representative Infergen sales force hired in the fourth quarter of 2004, and approximately

$1.8 million of legal expenses related to litigation and ongoing legal matters. The legal matters are described in Part II, Item 1 of this Report.
      Selling, general and administrative expenses were $70.7 million and $51.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively, representing an increase of $18.9 million or 36%. The increased spending for the nine-month period ended September 30, 2005, versus the same period in 2004, was primarily related to an increased level of sales and marketing expenses supporting Infergen, $2.0 million of legal expense associated with the settlement of the shareholder class action lawsuit and employee lawsuit and $3.4 million of legal expenses related to litigation and ongoing legal matters. The legal matters are described in Part II, Item 1 of this Report.

Interest income
      Interest income increased to $1.0 million for the three-month period ended September 30, 2005, compared to $0.8 million for the three-month period ended September 30, 2004. Interest income increased to $3.1 million for the nine-month period ended September 30, 2005, compared to $2.6 million for the nine-month period ended September 30, 2004. The increase in interest income in the three-month and nine-month periods ended September 30, 2005 reflects increasing investment yields on our cash and short-term investments resulting from higher market interest rates, partially offset by lower cash and investment balances.

Interest expense
      Interest expense decreased to $0.3 million for the three-month period ended September 30, 2005, compared to $0.6 million for the three-month period ended September 30, 2004. Interest expense decreased to $0.9 million for the nine-month period ended September 30, 2005, compared to $4.8 million for the nine-month period ended September 30, 2004. The decrease in interest expense in the three-month and nine-month periods ended September 30, 2005, reflects the 2004 repurchase of all of our $149.5 million 5.75% convertible subordinated notes due in July 2006 and the impact of the issuance of our $170 million 0.25% convertible senior notes due in March 2011.

Other income (expense)
      Other income (expense) was $0.3 million income for the three-month period ended September 30, 2005 compared to other expense of $4.1 million for the three-month period ended September 30, 2004. Other expense of $4.1 million for the three-month period ended September 30, 2004 included a charge of $2.8 million for the repurchase of all of the remaining $97.0 million of the 5.75% convertible subordinated notes due in July 2006 and the acceleration of $1.3 million of the deferred debt issuance costs associated with these notes. Other income (expense) reflected income of $0.8 million for the nine-month period ended September 30, 2005, comprised of a gain on currency exchange partially offset by the loss on the Amphotec divestiture. This compares to $7.1 million expense for the nine-months ended September 30, 2004. Other expense of $7.1 million for the nine-month period ended September 30, 2004 included a charge of $5.0 million for the repurchase of all $149.5 million of our 5.75% convertible subordinated notes due in July 2006 and the acceleration of $2.1 million of the deferred debt issuance costs associated with these notes.
Liquidity and Capital Resources
      At September 30, 2005, we had available cash, cash equivalents and available-for-sale securities of $120.1 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.
      Operating activities used $62.0 million in cash during the nine-month period ended September 30, 2005, primarily due to the loss from operations of $64.9 million and a decrease in accounts payable and accrued compensation of approximately $9.9 million. This use of cash was partially offset by a decrease in inventories of $11.1 million. The decrease in accounts payable and accrued compensation was primarily a result of payments made during the second quarter of 2005 for inventories received during the fourth quarter of 2004. The decrease in inventories is primarily due to a $7.2 million charge recorded to cost of goods sold for excess inventory from previous years’ contractual purchases. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”
      Investing activities provided $61.1 million in cash during the nine-month period ended September 30, 2005, due in part to maturities and sales of short-term investments totaling $133.3 million, offset by $70.3 million of short-term investment purchases and purchases of property and equipment of $1.9 million. Cash provided by investing activities increased by $7.7 million for the 2005 period, compared to the same period in 2004, primarily due to a reduction in purchases of available-for-sale securities.
      Cash provided by financing activities of $1.0 million for the nine-month period ended September 30, 2005 was primarily due to the receipt of proceeds from issuance of common stock. Cash provided by financing activities of $11.5 million for the nine-month period ended September 30, 2004 was primarily due to the receipt of net proceeds of $164.2 million related to the issuance of $170.0 million in 0.25% convertible senior notes due March 2011. These proceeds were offset by the repurchase of $154.5 million in principal amount of our outstanding 5.75% convertible subordinated notes due July 2006.
      We do not have any “special purpose” entities that are unconsolidated in our financial statements as of September 21, 2005. We have no commercial commitments with related parties. We have no loans with related parties, except for an executive loan of $0.2 million to Dr. Marianne Armstrong, our Senior Vice President of Regulatory/ Medical Affairs and Drug Safety, and an executive loan of $0.2 million to Dr. Lawrence Blatt, our Senior Vice President of Preclinical and Applied Research. Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.
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
RISK FACTORS
      An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.
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
      Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to Actimmune as a treatment for IPF increased due to our need to conduct an additional Phase III clinical trial, as our first Phase III clinical trial of Actimmune for the treatment of IPF failed to show a significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life. In addition, we recently conducted a blinded pre-specified sample size re-evaluation in the INSPIRE trial that was a part of the original study protocol to determine if the observed aggregate mortality rate to date was consistent with the mortality assumptions underlying the trial design. At this early stage of the trial, the aggregate mortality rate observed was somewhat lower than the projections used in designing the trial. To increase the likelihood of reaching the total number of deaths upon which the trial is powered by the time the trial is scheduled to conclude in late 2007, we decided to increase the trial size by an additional 200 patients, bringing the total trial size to approximately 800 patients. However, there is no guarantee that this increase in patient numbers will in fact result in an aggregate mortality rate necessary to reach the mortality projections. In this event, the scheduled completion of this trial would extend past late 2007. If there are any significant delays for this or any of our other current or planned clinical trials, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

Preclinical development is a long, expensive and uncertain process, and we may terminate one or more of our current preclinical development programs.
      We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In this regard, we did not recover the resources spent on the development of Amphotec when we divested Amphotec in May 2005.

We will not be able to recover our total investment in our non-core assets through divestiture, which could harm our business and our results of operations.
      In 2003, we refocused our business by curtailing investment in non-core areas and focusing our commercial and development efforts in pulmonology and hepatology. As a result, we have divested Amphotec and are in the process of attempting to divest oritavancin. We are also evaluating Actimmune in patients with ovarian cancer in our ongoing GRACES Phase III trial. We will review this program based on the outcome of a planned interim analyses of progression-free survival and overall survival. These are event driven analyses performed by an independent Data Safety Monitoring Board that we anticipate will occur in late 2005 or the first quarter of 2006. We have spent significant resources in the acquisition and development of these assets. We may in the future determine that additional product candidates or programs are not consistent with our future business strategy. We may not be able to recover our investment in some or all of these assets in full. In such event, we will have expended resources on programs that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.
Risks Related to Government Regulation and Approval of our Products and Product Candidates

If we fail to comply or have failed in the past to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, including a substantial fine, either of which could harm our business.
      Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of IPF, we are aware that physicians are prescribing Actimmune for the treatment of IPF. Substantially all of our Actimmune revenues are derived from physicians’ prescriptions for off-label use. We are also aware that physicians are prescribing Infergen in combination with ribavirin therapy and prescribing daily administration of Infergen for the treatment of chronic HCV infections, even though the FDA has not approved this combination or dosing regimen for the treatment of chronic HCV infections. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not promote Actimmune for the treatment of IPF, or Infergen in combination with ribavirin therapy, or the daily Infergen regimen for the treatment of chronic HCV infections. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. The federal government has levied large civil and criminal fines against manufacturers for alleged improper promotion, and the FDA has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunction under which certain promotional conduct is changed or curtailed. We are aware of at least one instance in which the Office of the Inspector General has sought criminal penalties and a corporate integrity agreement against a pharmaceutical manufacturer requiring that company to pay substantial fines and to monitor certain promotional activities to ensure compliance with FDA regulations. We engage in medical education activities that are subject to scrutiny under the FDA’s regulations relating to off-label promotion. While we believe we are currently in compliance with these regulations, the regulations are subject to varying interpretations, which are evolving.
      If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to off-label promotion in connection with past or future activities, we could be subject to civil and/or criminal sanctions such as those noted above in this risk factor, any of which would have an adverse effect on our revenues, business and financial prospects. On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. We are cooperating with the Department of Justice in this inquiry. Although we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business, it is possible that we will be required to pay a substantial civil fine in connection with the settlement of this matter. At this time we cannot predict the magnitude of such a fine or the impact the payment of such a fine may have on our future business operations.
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
      The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose additional requirements for post-approval studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. In this regard, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.” While we believe that all of these observations are being appropriately corrected, failure to correct any deficiency could result in manufacturing delays. Our existing approvals for diseases, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements or to meet our post-approval commitments. For example, we have ongoing Phase IV post-marketing commitments to the FDA relating to Actimmune for the treatment of osteopetrosis and Infergen for the treatment of HCV. Our failure to adequately address these ongoing Phase IV commitments could result in a regulatory action or restriction, such as withdrawal of the relevant product’s approval by the FDA. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with FDA or other governmental regulations.
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
      For example, we reported results from our confirmatory pivotal Phase III clinical trial of oritavancin for the treatment of complicated skin and skin-structure infections (“CSSSIs”). However, in two additional small clinical pharmacology trials, we observed adverse events, primarily phlebitis and rash, that were inconsistent with the safety profile observed in prior clinical trials of oritavancin. Since the cause of the inconsistency is unknown, the FDA has requested an additional clinical safety trial be completed prior to the submission of a New Drug Application (“NDA”), for oritavancin. Because of the need to perform an additional clinical trial, further development of oritavancin for the treatment of CSSSIs will require additional investment. We are seeking to divest oritavancin.

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

      In addition, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their “off-label” promotion of drugs. For information regarding allegations with respect to “off-label” promotion by us, please see “If we fail to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, including a substantial fine, either of which could harm our business” above.
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
      The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•	It may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	Failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.” While we believe that all of these observations are being appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays.
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
      Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs. For example, in accordance with the terms of our amended agreement with BI, we have guaranteed a minimum annual purchase amount in 2007 and through the remainder of the term of the agreement. In the event that we do not order a sufficient quantity of vials based on forecasted demand such that we do not meet the minimum annual purchase amount, we are required to pay to BI the difference. In any given year that we are required to make this payment, our gross margin percentage would be adversely affected;

•	Manufacturers of our products are subject to ongoing periodic inspections by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards;

•	When we need to transfer between manufacturers, the FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates. For example, we have transferred the manufacturing of oritavancin from Eli Lilly to a new third-party manufacturer, and the new third-party manufacturer’s finished product has not yet demonstrated a comparable safety profile to that demonstrated by Eli Lilly’s oritavancin product. If the finished oritavancin product of the new third-party manufacturer does not have a comparable safety profile to that demonstrated by Eli Lilly’s oritavancin product, our ability to divest oritavancin may be adversely affected;

•	Our manufacturers might not be able or refuse to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products;

•	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us;

•	If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates. In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all; and

•	If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

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
      Our key supply agreements provide that the manufacturer is our exclusive source of supply for the product, except under certain circumstances. For example, BI is currently our exclusive manufacturer for Actimmune. Under our agreement with BI, we cannot seek a secondary source to manufacture Actimmune until BI has indicated to us its inability or unwillingness to meet our requirements. Amgen is currently our exclusive manufacturer of Infergen. In December 2004, we amended our Licensing and Commercialization Agreement with Amgen to allow us to transfer the manufacturing of Infergen from Amgen to a new supplier. Even if we were to begin working with a new supplier to manufacture Infergen, it could take several years to transfer the Infergen manufacturing process to a secondary source. If we are delayed in establishing a secondary supply source for Actimmune or Infergen, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a higher cost of product, either of which would have a material and adverse effect on our revenues, business and financial prospects.

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
      Amgen is currently our exclusive manufacturer of Infergen. In December 2004, we amended our Licensing and Commercialization Agreement with Amgen to allow us to transfer the manufacturing of Infergen from Amgen to a new supplier. Even if we were to begin working with a new supplier to manufacture Infergen, it could take several years to transfer the Infergen manufacturing process to a secondary source. If Amgen is unable or refuses to meet our requirements for the manufacture of Infergen, we would be unable to meet market demand for Infergen, which would harm our ability to generate revenue. In addition, we have limited control over the cost of goods for Infergen. If we are unable to purchase Infergen at an acceptable cost, it would have a material and adverse effect on our revenues, business and financial prospects.

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
      If the use of interferon-based therapies, including Infergen, for chronic HCV infections were to diminish or not grow as we expect, this could impact the recoverability of the Infergen-related intangible asset, which was $13.5 million as of September 30, 2005. We have conducted detailed assessments of the current and future market potential of Infergen and PEG-Alfacon-1, including, but not limited to, the impact of competing products on the market potential of these interferon-based therapies. These assessments resulted in no reduction of the carrying value of the Infergen-related intangible asset. If we are unable to achieve results consistent with those assumed in our detailed assessment, it may be necessary to perform a future detailed assessment, which could result in a reduction of the carrying value of the Infergen-related intangible asset. This could have a material adverse effect on our financial condition and results of operations during the period in which we recognize a reduction.

We rely on one customer for approximately 45% of our total product sales. If this customer does not continue to sell our products at its current levels, our business will be harmed.
      During the nine months ended September 30, 2005, Priority Healthcare Corporation accounted for approximately 45% of our total product sales and 41% of our outstanding receivables. If Priority Healthcare Corporation or any other customer that sells a significant portion of our products were to experience financial difficulties, or otherwise became unable or unwilling to sell our products, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenues in any period or harm our business generally. On October 14, 2005, Express Scripts, Inc. announced that it had acquired Priority Healthcare Corporation. We are uncertain what implications, if any, this may have on our business.

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
      We have licensed certain patents relating to interferon gamma-1b, the active ingredient in Actimmune, from Genentech. A U.S. patent relating to the composition of interferon gamma-1b expires in 2014. Other material U.S. patents relating to interferon gamma-1b expire between 2009 and 2013. We also previously purchased certain patents relating to interferon gamma analogs from Amgen in 2002 including a U.S. patent issued August 30, 2005 which will expire on August 30, 2022. When these various patents expire, we will be unable to use these patents to try to block others from marketing interferon gamma-1b in the United States.
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
      Net sales of Actimmune for the nine months ended September 30, 2005 were $79.4 million, compared to $94.3 million for the nine months ended September 30, 2004, a decline of 16%. Net sales of Actimmune for the quarter ended September 30, 2005 were $25.8 million, compared to $30.1 million for the quarter ended September 30, 2004 representing a decrease of 14%. If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our Actimmune revenues will continue to decline. Revenues for Actimmune may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune for the treatment of IPF. The article concluded that “(i)n a well-defined population of patients with idiopathic pulmonary fibrosis, (Actimmune) did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.” The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “(i)t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.” The editorial concluded by stating, “(s)tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

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
      We have lost money since inception, and our accumulated deficit was approximately $520.5 million at September 30, 2005. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenues primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Failure to accurately forecast our revenues could result in additional charges for excess inventories or non-cancelable purchase obligations.
      We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $7.2 million for the three months ended September 30, 2005 for excess inventories from previous years’ contractual purchases. If revenue levels experienced in future quarters are substantially below our expectations, especially those revenues from sales of Actimmune and/or Infergen, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For additional information relating to difficulties we have experienced forecasting revenues, see the risk factor titled, “We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value” below.

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
      On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. We are cooperating with the Department of Justice in this inquiry. Although we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business, it is possible that we will be required to pay a substantial civil fine in connection with the settlement of this matter. At this time we cannot predict the magnitude of such a fine or the impact the payment of such a fine may have on our future business operations.

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
      We had 356 employees as of October 31, 2005, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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
      If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value. In this regard, as a result of changing market dynamics for Actimmune, on April 29, 2004, we removed our Actimmune and total revenue guidance for the year ending December 31, 2004 that was provided on January 29, 2004. Our stock price decreased by $3.30, or 18%, to $14.71 by the close of business on April 30, 2004, the day after we removed this guidance.

Our stock price may be volatile, and an investment in our stock could decline in value.
      The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended September 30, 2005, the closing price of our common stock on the Nasdaq National Market ranged from $9.99 to $18.14. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to all the factors discussed in this “Risk Factors” section.
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
      At September 30, 2005, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 45% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

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
      We have filed registration statements covering the approximately 9,340,737 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of September 30, 2005. We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes due in 2011 and the 7,858,811 shares of common stock issuable upon conversion of those notes. In addition, some of the holders of common stock that are parties to our amended and restated investor rights agreement are entitled to registration rights with respect to approximately 6,500,000 shares of our common stock as of September 30, 2005.
      On October 29, 2004, we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. The restriction on Warburg Pincus’ acquisition of additional shares of our common stock expires on October 29, 2007. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P.

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
      As of September 30, 2005, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.
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
      The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2005 by effective maturity (in millions, except percentages):

							Fair Value at
					2009 and		September 30,
	2005	2006	2007	2008	Beyond	Total	2005

Assets:
Available-for-sale securities	$38.6	$17.7	$7.7	—	—	$64.0	$64.2
Average interest rate	3.3%	3.8%	3.8%	—	—	3.5%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$149.0
Average interest rate	—	—	—	—	.25%	.25%	—
Foreign Currency Market Risk
      We have obligations denominated in Euros for the purchase of Actimmune inventory. In the nine months ended September 30, 2005, we used foreign currency forward contracts to partially mitigate this exposure. We regularly evaluate the cost-benefit of entering into such arrangements and had no foreign currency hedge agreements outstanding at September 30, 2005.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
      As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were effective as of the end of the period covered by this Report.
Internal Control Over Financial Reporting
      Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004, as a result of this assessment, we identified a material weakness in our financial statement close process. Management identified this material weakness as being due to insufficient controls related to the preparation and review of our annual consolidated financial statements and accompanying footnote disclosures in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC. The insufficient controls identified included a lack of finance staff with the proficiency to interpret such principles and rules, and inadequate review and approval procedures to prepare external financial statements in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC.
Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting
      Management believes that actions that we have taken since December 31, 2004 have addressed the material weaknesses in our financial statement close process. We intend to continue to monitor our internal control over financial reporting, and if further improvements or enhancements are needed, we will take steps to implement such improvements or enhancements.
Changes in Internal Control Over Financial Reporting
      There have been no changes to our internal controls over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CEO and CFO Certifications
      Attached as exhibits to this Report, there are “Certifications” of the CEO and the CFO required by Rule 13a-14(a) of the Securities Exchange Act of 1934, or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.
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
      On June 25, 2003, a purported securities class action entitled Johnson v. Harkonen and InterMune, Inc., No. C 03-2954-MEJ, was filed in the United States District Court for the Northern District of California. Three additional class action complaints entitled Lombardi v. InterMune, Inc., Harkonen and Surrey-Barbari, No. C 03 3068 MJJ (filed on July 1, 2003); Mahoney Jr. v. InterMune Inc., Harkonen and Surrey-Barbari, No. C 03-3273 SI (filed on July 14, 2003); and Adler v. Harkonen and InterMune Inc., No. C 03-3710 MJJ (filed on August 3, 2003), were filed in the same court, each making identical or similar allegations against us, our former chief executive officer and our former chief financial officer. On November 6, 2003, the various complaints were consolidated into one case by order of the court, and on November 26, 2003, a lead plaintiff, Lance A. Johnson, was appointed. A consolidated complaint titled In re InterMune Securities Litigation, No. C 03-2954 SI, was filed on January 30, 2004. The consolidated amended complaint named us, and our former chief executive officer and our former chief financial officer, as defendants and alleges that the defendants made certain false and misleading statements in violation of the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The lead plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from January 7, 2003 through June 11, 2003. The parties settled this case in May 2005 and a final settlement was approved by the court in August 2005.
      On July 30, 2003, a stockholder, Michael Adler, purporting to act on our behalf filed a derivative action entitled Adler v. Harkonen, et al., No. CIV 433125, in the California Superior Court for the County of San Mateo against our directors, our former chief executive officer and our former chief financial officer. We were also named as a nominal defendant solely in a derivative capacity. The derivative action was based on the same factual allegations and circumstances as the securities class actions and alleged state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative action sought unspecified damages, injunctive relief and restitution. The parties settled this case in August 2005 and the amount was not material to the financial statements.
      On March 19, 2004, plaintiff Joan Gallagher filed an action against us and other defendants in the United States District Court for the Eastern District of Pennsylvania. Ms. Gallagher alleged that during her employment with InterMune, we actively marketed, and required our sales force to market, Actimmune for a purpose for which the drug was not approved by the FDA, specifically for the treatment of idiopathic pulmonary fibrosis, in violation of “public policy,” including the purported public policies of the Food Drug and Cosmetic Act, the Pennsylvania Controlled Substance, Drug, Device and Cosmetic Act and the Pennsylvania Unfair Trade Practice and Consumer Protection Law. Ms. Gallagher alleged that she was wrongfully terminated from InterMune in violation of public policy due to her refusal to engage in the alleged off-label marketing. The parties settled this case in July 2005.
      On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. We are cooperating with the Department of Justice in this inquiry. Although we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business, it is possible that we will be required to pay a substantial civil fine in connection with the settlement of this matter. At this time we cannot predict the magnitude of such a fine or the impact the payment of such a fine may have on our future business operations.

Item 6.	Exhibits.

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3		Bylaws of InterMune.(1)

3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)

3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

10	.1*	Amendment No. 3 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between InterMune and Boehringer Ingleheim Austria, GmbH.(5)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Norman L. Halleen

Chief Financial Officer and Senior Vice President,
Finance (Principal Financial and Accounting
Officer and Duly Authorized Officer)
Date: November 7, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3		Bylaws of InterMune.(1)

3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)

3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

10	.1*	Amendment No. 3 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between InterMune and Boehringer Ingelheim Austria, GmbH.(5)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.