Form 10-Q
period 2006-03-31
INTERMUNE INC
filed 2006-05-09
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

As of April 28, 2006, there were 33,728,506 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited, in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$90,014	$187,335
Available-for-sale securities	104,617	28,190
Accounts receivable, net of allowances of $3,211 at March 31, 2006 and $4,234 at December 31, 2005	7,346	13,433
Inventories, net	9,491	12,437
Prepaid expenses and other current assets	5,598	3,942

Total current assets	217,066	245,337
Property and equipment, net	7,308	7,274
Acquired product rights, net	1,542	1,667
Other assets	8,088	9,174

Total assets	$234,004	$263,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,657	$26,655
Accrued compensation	5,207	14,188
Other accrued liabilities	13,847	19,199

Total current liabilities	28,711	60,042
Deferred rent	1,665	1,643
Convertible notes	170,000	170,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 33,650 and 32,589 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	34	33
Additional paid-in capital	506,929	493,953
Deferred stock compensation	—	(2,092)
Accumulated other comprehensive income	332	754
Accumulated deficit	(473,667)	(460,881)

Total stockholders’ equity	33,628	31,767

Total liabilities and stockholders’ equity	$234,004	$263,452

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited, in thousands, except per share data)

Revenue, net
Actimmune®	$24,356	$27,705
Others	—	642

Total revenue, net	24,356	28,347
Costs and expenses:
Cost of goods sold	6,248	6,585
Amortization and impairment of acquired product rights	125	786
Research and development	21,561	16,944
Selling, general and administrative	10,705	15,655

Total costs and expenses	38,639	39,970

Loss from operations	(14,283)	(11,623)
Other income (expense):
Interest income	2,142	1,038
Interest expense	(314)	(312)
Other income (expense)	(77)	670

Loss from continuing operations	(12,532)	(10,227)
Discontinued operations:
Loss from discontinued operations	(254)	(7,179)

Net loss	$(12,786)	$(17,406)

Basic and diluted net loss per common share
Continuing operations	$(0.38)	$(0.32)
Discontinued operations	$(0.01)	$(0.22)

	$(0.39)	$(0.54)

Shares used in computing basic and diluted net loss per common share	32,662	32,048

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited, in thousands)

Cash flows used for operating activities:
Net loss	$(12,786)	$(17,406)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and depreciation	986	2,260
Stock-based compensation expense	4,687	474
Gain on translation of foreign currency denominated payables	(336)	(197)
Deferred rent	22	54
Changes in operating assets and liabilities:
Accounts receivable	6,087	2,537
Inventories	2,946	(3,859)
Other assets	(312)	(5,571)
Accounts payable and accrued compensation	(25,979)	2,300
Other accrued liabilities	(5,352)	4,091

Net cash used for operating activities	(30,037)	(15,317)

Cash flows from investing activities:
Purchases of property and equipment	(690)	(1,258)
Purchases of available-for-sale securities	(86,975)	(35,187)
Sales of available-for-sale securities	595	11,328
Maturities of available-for-sale securities	9,952	28,465

Net cash provided by (used for) investing activities	(77,118)	3,348
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,834	—
Other	—	(10)

Net cash provided by (used for) financing activities	9,834	(10)

Net increase (decrease) in cash and cash equivalents	(97,321)	(11,979)
Cash and cash equivalents at beginning of period	187,335	55,769

Cash and cash equivalents at end of period	$90,014	$43,790

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided solely from sales of Actimmune®. We also have preclinical and advanced stage clinical programs addressing a range of unmet medical needs with attractive potential commercial markets. As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergenproduct, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen® related activities are reflected as discontinued operations.

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

Significant differences between our current estimates and judgments and future commercial and clinical estimated demand for Actimmune® and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. For example, during the year ended December 31, 2005, we charged $9.1 million to cost of goods sold for excess inventory and non-cancelable purchase obligations for inventory in excess of forecasted needs.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2006, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune® were $0.5 million. Such amount will be recognized as a reduction of cost of goods sold ratably as the related units of Actimmune® are sold. At March 31, 2006, there were no outstanding derivative instruments.

Inventories

Inventories consist principally of finished-good products and are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method.

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration (“FDA”) for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma. Accumulated amortization of this intangible asset was $2.0 million and $1.8 million at March 31, 2006 and December 31, 2005, respectively. Amortization expense for acquired product rights for each of the next four years until fully amortized is as follows: 2006 — $0.3 million; 2007 — $0.5 million; 2008 — $0.5 million; 2009 — $0.2 million.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 26, 2004, we entered into an agreement with Baxter under which we co-promoted Baxter’s product Aralast® in the United States for the treatment of patients with hereditary emphysema. Under this agreement, we were compensated by Baxter based upon a percentage of Aralast sales. We recognized Aralast co-promotion revenue upon receipt of the co-promotion funds from Baxter. The co-promotion revenue calculation was dependent upon national sales data which lagged one quarter for reporting purposes, therefore estimates were not used. Co-promotion revenue was based on a percentage of Baxter’s sales of Aralast to pulmonologists. We terminated this agreement with Baxter in December 2005 in connection with the decision to significantly reduce our field-based pulmonary disease awareness activities.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the period. We exclude potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

The securities excluded were as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2005

Shares issuable upon exercise of stock options	5,013	5,234
Shares issuable upon conversion of convertible notes	7,859	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2006	2005

Net loss	$(12,786)	$(17,406)

Basic and diluted net loss per common share:
Weighted-average shares of common stock outstanding	33,305	32,511
Less: weighted-average shares subject to repurchase	(643)	(463)

Weighted-average shares used in computing basic and diluted net loss per common share	32,662	32,048

Basic and diluted net loss per common share	$(0.39)	$(0.54)

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $4.7 million which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Stock-based compensation expense of $0.5 million for the three months ended March 31, 2005 was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three months ended March 31, 2005. See Note 9 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than for restricted stock, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company intends to review its forfeiture estimates on at least an annual basis. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 9. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

3.	RESTRUCTURING CHARGES

In the fourth quarter of 2005, our Board of Directors approved a restructuring plan that was designed to help streamline our operations and reduce our operating expenses in 2006. The plan, which consisted of a significant reduction in our investment in field-based pulmonary disease awareness activities, was implemented concurrently with the divestiture of Infergen® in December 2005. These combined actions led to a significant headcount reduction of approximately 160 employees and resulting termination costs of approximately $9.2 million. Restructuring charges comprised approximately $5.5 million of this amount which were recorded in the fourth quarter of 2005 as a separate component of operating expenses in the statement of operations, with the remainder

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to discontinued operations. The majority of the 160 employees left InterMune at the end of the fourth quarter of 2005 with the remainder having left during the first quarter of 2006.

The $5.5 million restructuring charge is comprised of approximately $4.7 million for cash severance and related benefits and approximately $0.8 million for non-cash stock compensation, consisting of an allocation of option acceleration costs for approximately 400,000 shares of our common stock.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the three months ended March 31, 2006 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Severance	Cash	March 31,
	2005	Charges	Payments	2006

Workforce reduction	$4,733	$—	$4,522	$211

4.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Finished goods	$9,491	$12,437

Total	$9,491	$12,437

5.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net loss	$(12,786)	$(17,406)
Change in unrealized gain (loss) on available-for-sale securities	(86)	(267)
Change in realized and unrealized gain (loss) on foreign currency hedges	(336)	(197)

Comprehensive loss	$(13,208)	$(17,870)

Accumulated other comprehensive income consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Net unrealized loss on available-for-sale securities	$(151)	$(65)
Change in unrealized gain on foreign currency hedges	483	819

Accumulated other comprehensive income	$332	$754

6.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of March 31, 2006, we had no secured debt and no senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense over the term of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at March 31, 2006 and December 31, 2005 was $1.8 million and $1.6 million, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have purchase commitments with BI for the manufacture and supply of Actimmune®. In 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune®. The agreement with BI generally provides for the exclusive supply by BI and exclusive purchase by us of Actimmune®. We are required to purchase a minimum amount of Actimmune® per year, and BI is required to supply Actimmune® to us, subject to certain limits. In July 2005, we amended the supply agreement with BI pursuant to which BI agreed to waive certain of our minimum purchase commitments for Actimmune® for 2005, and to reduce certain other minimum Actimmune® purchase requirements for 2006. With regard to certain minimum purchase requirements for 2007 and thereafter, BI granted us the option of either taking delivery of Actimmune® or paying for the difference between the amount of product actually purchased and the minimum purchase requirement. At March 31, 2006, our minimum purchase obligations totaled $99.1 million and are committed through the year 2012. Of these commitments, we have $6.5 million and $16.1 million of outstanding fixed purchase order commitments that become due and payable in 2006 and 2007, respectively. Our contractual obligation to BI is denominated in euros.

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

Other Contingency

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

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune® in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Prior to its divestiture in December 2005, we also marketed Infergen® in the United States and Canada for chronic hepatitis C virus infections; and prior to its divestiture in May 2005, we also marketed Amphotec worldwide for invasive aspergillosis. Revenue for the three months ended March 31, 2005 has been adjusted to reflect the reclassification of Infergen® revenue into discontinued operations.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue by product for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Actimmune®	$24,356	$27,705
Others	—	642

Total net product sales	$24,356	$28,347

Our net revenue by region for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

United States	$24,319	$28,164
Other countries	37	183

Total net product sales	$24,356	$28,347

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 67% and 18%, respectively, of total accounts receivable at March 31, 2006, and three customers represented 46%, 12% and 11%, respectively, of total accounts receivable at December 31, 2005. No other customer represented more than 10% of accounts receivable at March 31, 2006 or December 31, 2005.

Revenue from customers representing 10% or more of total revenue during the three months ended March 31, 2006 and March 31, 2005, was as follows:

Customer	2006	2005

CuraScript, Inc. (formerly Priority Healthcare)	62%	60%
Caremark	21%	21%

9.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. During the three months ended March 31, 2006, we did not issue any shares under the ESPP and 1,121,490 shares remained available for future issuance at March 31, 2006.

Restricted Stock Awards

During the three months ended March 31, 2006, we granted employees restricted stock awards for 404,450 shares of our common stock with a weighted-average fair value of $19.30 per share that vest in January 2008. The vesting may accelerate depending on the Company’s achievement of certain performance criteria over the two-year period, twenty-five percent each for four different milestones. Grants made in 2004 and prior (none were granted in 2005) vest annually over a four-year period, thirty percent in each of the first three years and ten

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percent in the final year. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of these 2006 restricted stock awards and awards granted in 2004 and prior, we recognized $1.7 million in compensation expense during the three months ended March 31, 2006 compared to $0.5 million in the three months ended March 31, 2005. As all of the restricted stock awards vest through 2008, we will continue to recognize stock based compensation expenses related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 vest, we would recognize approximately $8.0 million in compensation expense over a weighted average remaining period of 1.6 years. However, no compensation expense will be recognized for stock awards that do not vest.

A summary of our restricted stock activity during the three months ended March 31, 2006 is presented in the following table:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested at January 1, 2006	175,651	$16.02
Granted	404,450	19.30
Vested	(1,563)	20.08
Forfeited	(34,415)	16.68

Nonvested at March 31, 2006	544,123	$18.40

Stock Compensation Plans

We have three share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under our plans as of March 31, 2006 totals approximately 7.1 million shares, of which approximately 2.1 million shares were available for future issuance. Stock options granted under these plans are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest at a cumulative rate of 25% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.

General Option Information

The stock option and related activity during the three months ended March 31, 2006 under all of our stock compensation plans is summarized as follows:

	Outstanding Options
			Weighted
	Shares Available	Number of	Average Exercise
	for Grant	Shares	Price per Share

Balance at December 31, 2005	1,700,906	6,449,030	$19.22
Granted	(101,650)	101,650	$18.70
Restricted shares granted	(404,450)	—	—
Cancelled	846,106	(846,106)	$29.04
Exercised	—	(691,524)	$15.01
Restricted shares forfeited	34,415	—	—

Balance at March 31, 2006	2,075,327	5,013,050	$18.13

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2006, the weighted average remaining contractual term for the outstanding options is 7.9 years and the aggregate intrinsic value is approximately $17.6 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $3.0 million. Intrinsic value for stock options is defined as the difference between the current market value and the grant price.

The following table summarizes information about options outstanding and exercisable at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number of	Remaining	Average Exercise	Number of	Average
Prices	Shares	Contractual Life	Price	Shares	Exercise Price

$ 4.50 - $11.93	1,359,251	8.62	$10.84	326,093	$9.50
$11.95 - $16.80	1,309,601	8.95	$13.25	342,870	$13.38
$16.93 - $20.88	1,274,485	7.51	$19.54	825,472	$19.49
$21.00 - $53.00	1,069,713	6.19	$31.72	1,039,366	$31.88

	5,013,050	7.91	$18.13	2,533,801	$22.46

At March 31, 2006, the weighted average remaining contractual term for options exercisable is 7.1 years and the aggregate intrinsic value is approximately $4.9 million.

Valuation and Expense Information under SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $4.7 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Of this amount, approximately $2.1 million has been recorded in research and development expense and the remaining $2.6 million has been recorded in selling, general and administrative expense. Stock-based compensation expense of $0.5 million for the three months ended March 31, 2005 was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three months ended March 31, 2005.

Upon adoption of SFAS 123(R), we retained our method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. A description of the assumptions follows:

•	Previously under SFAS 123, we estimated volatility using only our historical share price performance over the expected life of the option. Under SFAS No. 123(R), however, the Company, with the assistance of an outside consulting service, has refined its valuation methodology and estimated expected volatility using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company uses historical data to estimate the expected life of the option; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted represents the period of time the options are expected to be outstanding.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Three Months
Ended
March 31, 2006

Expected stock price volatility	55%
Risk-free interest rate	4.7%
Expected life (in years)	5.9
Expected dividend yield	—

The weighted-average fair value per share of options granted for the three month period ended March 31, 2006 was $10.54.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes model with the following weighted-average assumptions:

Three Months
Ended
March 31, 2006

Expected stock price volatility	73%
Risk-free interest rate	3.5%
Expected life (in years)	2.0
Expected dividend yield	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the three month period ended March 31, 2006 was $6.99.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Had we used the fair value based accounting method for stock-based compensation expense prescribed by SFAS No. 123 for the first quarter ended March 31, 2005, our net loss and net loss per share would have increased to the following pro-forma amounts (in thousands, except per share data):

Three Months
Ended
March 31, 2005

Net loss, as reported	$(17,406)
Add: Stock-based employee compensation expense, included in reported net loss	486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,538)

Pro forma net loss	$(20,458)

Net loss per share:
Basic and diluted — as reported	$(0.54)

Basic and diluted — pro forma	$(0.64)

Prior to the adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months
Ended
March 31, 2005

Expected stock price volatility	73%
Risk-free interest rate	4.0%
Expected life (in years)	6.5
Expected dividend yield	—

The weighted-average fair value per share of options granted for the three month period ended March 31, 2005 was $8.28.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months
Ended
March 31, 2005

Expected stock price volatility	77%
Risk-free interest rate	2.6%
Expected life (in years)	2.0
Expected dividend yield	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the three month period ended March 31, 2005 was $9.57.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month period ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for stock-based compensation.

Beginning January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from any of these estimates, stock-based compensation expense and our results of operations could be materially impacted.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. SFAS 123(R)supersedes the Company’s previous accounting under APB 25. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $4.7 million which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Stock-based compensation expense of $0.5 million for the three months ended March 31, 2005 was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three months ended March 31, 2005.

If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 vest, we would recognize approximately $8.0 million in compensation expense over a weighted average remaining period of 1.6 years. If all of the remaining nonvested and outstanding stock option awards that have been granted vest, we would recognize approximately $14.2 million in compensation expense over a weighted average remaining period of 1.3 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Executive Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. On April 26, 2001, we changed our name from InterMune Pharmaceuticals, Inc. to InterMune, Inc. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen® product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”) in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.1 million promissory note from Valeant due in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based idiopathic pulmonary fibrosis (“IPF”) disease awareness activities, which, when combined with the sale of our Infergen® assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. We also made the strategic decision to continue to advance the development of our chronic hepatitis C virus (“HCV”) protease inhibitor at least through Phase Ib development without a partner. As a result of these decisions made during the latter part of 2005, we currently have three key development programs: Actimmune® for IPF, pirfenidone for IPF and the HCV protease inhibitor. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. We have sustained losses in every year since inception and, as of March 31, 2006, we had an accumulated deficit of $473.7 million.

Approved Product

Our sole approved product is Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the three months ended March 31, 2006, Actimmune® accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

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

Results from scientific studies presented at the Digestive Disease Weekly medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN 191” (formerly known as ITMN B) as our lead compound and are currently advancing this compound through toxicology and other clinical trial authorisation-enabling studies. We expect to submit a Clinical Trial Authorisation (“CTA”) with European regulatory authorities for this lead compound in the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors.

• Pulmonology

We have a preclinical research program in pulmonology focused on the discovery of small molecule therapeutics.

Development Programs

We have a late-stage development pipeline in the pulmonology area and an early-stage pipeline in the hepatology area.

• Hepatology

In hepatology, we are working to provide expanded treatment options for patients suffering from HCV infections. Prior to the end of 2005, we were focusing our hepatology efforts on those HCV patients that do not show a sufficient and sustained virologic response to pegylated interferons plus ribavirin. These patients are referred to as HCV “PEG non-responders.” Because we anticipate a shift in HCV treatment paradigm from non-specific immunomodulator drugs toward direct targeted therapies such as protease and polymerase inhibitors, we decided to divest our Infergen® product in 2005. In connection with the sale of the Infergen® product to Valeant, we are no longer limiting our hepatology efforts to the PEG non-responder patient population. We have now decided to focus our hepatology program on the development of small molecules for the treatment of HCV, the first of which is our protease inhibitor program which we believe may have a broad application in the overall HCV patient population. In this regard, we have transferred the Phase III trial of once-daily treatment with Infergen® in combination with ribavirin therapy for HCV PEG non-responder patients (the “DIRECT trial”) to Valeant. We have also decided not to proceed with the expansion phase of the Phase IIb clinical trial for once-daily Infergen® in combination with Actimmune®, with and without ribavirin for the treatment of HCV PEG non-responders which effectively terminates our further investment in this program. We are also no longer investing in or actively seeking a partner for the PEG-Alfacon-1 program due to limited interest by potential partners, long development timelines and high costs.

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

We initiated a second Phase III clinical trial of Actimmune® for the treatment of patients with mild to moderate IPF (the “INSPIRE” trial) in December 2003. The INSPIRE trial required the enrollment of approximately 600 patients, all of which were enrolled by the end of 2005. According to the protocol, when we neared the enrollment of the 600th patient, we conducted a prespecified sample size re-evaluation. The results of the re-evaluation determined that the overall mortality rate observed at that early point in the trial was somewhat lower than forecast in the study protocol. Consequently, as provided in the protocol, we made the decision in October 2005 to increase the pre-specified sample size of the trial by approximately 200 patients to increase the likelihood that the protocol-specified number of events will have occurred by the time the trial is scheduled to conclude in late 2007. On April 13, 2006, we completed enrollment of the INSPIRE trial by enrolling a total of 826 patients. The INSPIRE trial is scheduled to conclude near the end of 2007, and we expect to disclose top-line data from the trial in early 2008.

We have rights to develop and commercialize Actimmune® for a broad range of diseases in the United States, Canada and Japan. We are collaborating with Boehringer Ingelheim GmbH (“BI”), which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin®.

We are also developing pirfenidone for the treatment of IPF. In 2005 we finalized the design of a Phase III clinical program for pirfenidone (the “CAPACITY” program) after receiving input from the FDA and the European Medicines Agency (“EMEA”). This program is designed to enroll approximately 580 patients with mild to moderate forms of IPF in two separate, concurrent multi-national Phase III trials. The primary endpoint of these trials will be lung function, as measured by change in forced vital capacity (“FVC”), which is believed to be an important measure of disease progression. Phase II studies of pirfenidone suggest that pirfenidone may be effective in preventing a decline in lung function and disease progression. On April 27, 2006 we initiated the CAPACITY program by enrolling the first patient in the program.

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

Product Development Status

The following chart shows the status of our product development programs as of March 31, 2006:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Actimmune® — Idiopathic pulmonary fibrosis (INSPIRE)				X
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Next Generation Interferon Gamma	X
Hepatology
Protease Inhibitor program — ITMN 191	X

We have stopped development of PEG-Alfacon-1. Under the terms of our agreement with Valeant for the purchase of Infergen®, Valeant has the option to acquire our rights to PEG Alfacon-1 at any time prior to the commencement of a Phase III clinical trial for PEG Alfacon-1, provided that we have incurred documented expenses by that time of at least $7.0 million in the development of PEG Alfacon-1. If Valeant chooses to exercise this option, Valeant will be obligated to pay us an amount equal to 150% of our documented expenses directly incurred by us in connection with the development of PEG Alfacon-1. In addition, if we decide to accept an offer from a third party to acquire the rights to PEG Alfacon-1, we are required to deliver written notice to Valeant of such offer and Valeant has the option to acquire the rights to PEG Alfacon-1 on substantially the same terms and conditions as those offered to us by such third party.

Results of Operations

The following discussion of our results of operations for the comparative periods excludes Infergen® revenue and related expenses. These amounts are reflected in discontinued operations as a result of the sale of the Infergen® product to Valeant in December 2005.

Revenue

Total product revenue was $24.4 million and $28.3 million for the three-month periods ended March 31, 2006 and 2005, respectively, representing a decrease of 14%. This decrease was primarily attributable to decreases in sales of Actimmune®, Amphotec, a product line we divested in May 2005, and Aralast®, a product we ceased co-promoting in December 2005. For the three-month period ended March 31, 2006, Actimmune® accounted for all of our net product revenue compared to 98% of our total product revenue in the three months ended March 31, 2005. Substantially all of these revenues were derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

There are a number of variables that impact Actimmune® revenue including, but not limited to, the level of U.S. enrollment in our IPF clinical trials or those of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune® or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In the first quarter of 2006, Actimmune® revenues declined 12% to $24.4 million from $27.7 million during the same period in 2005.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $6.2 million and $6.6 million for the three-month periods ended March 31, 2006 and 2005, respectively. The gross margin percentage for our products was 74% and 77% for these periods in 2006 and 2005, respectively. The decrease in gross margin for the first quarter of 2006, when compared to the same period in 2005, was primarily the result of a change in the mix of product revenues, as there was no Aralast® or Amphotec® revenue in the first quarter of 2006.

Exchange rate fluctuations between the U.S. dollar and the Euro may adversely affect cost of goods sold on Actimmune® purchased from BI. We have, in the past, utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations on purchases. However, no forward exchange contracts had been established in 2005 or to date in 2006.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.1 million for the three-month period ended March 31, 2006 and $0.8 million for the three-month period ended March 31, 2005. The amortization and impairment of product rights for the quarter ended March 31, 2005 includes $0.6 million in respect of the impairment of Amphotec® recorded in anticipation of the divestiture of this product in 2005.

Research and development expenses

Research and development expenses were $21.6 million and $16.9 million for the three-month periods ended March 31, 2006 and 2005, respectively, representing an increase of $4.6 million or 27%. The increase in spending for the three-month period ended March 31, 2006 compared with the same period in 2005 was primarily due to increased spending in our two late-stage clinical development programs in IPF and the advancement of our pre-clinical HCV protease inhibitor program, as well as $2.1 million of stock-based compensation expense.

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

Our development program expenses for the three-months ended March 31, were as follows (in thousands):

Development Program	2006	2005

Pulmonology	$9,196	$5,964
Hepatology	5,115	3,364
Oncology	1,611	4,196
Programs — Non-specific(1)	5,639	3,420

Total	$21,561	$16,944

(1)	Includes $2.1 million related to stock-based compensation.

A significant component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly, time consuming, and variable with respect to the timing of expense recognition. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	the filing with the FDA of an IND to conduct human clinical trials for drugs;

•	the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•	the filing by a company and acceptance and approval by the FDA of an NDA or BLA for a drug product to allow commercial distribution of the drug for the approved indication.

Based on our existing budgeted programs and including the impact of SFAS 123(R), we expect research and development expenses to be in a range of $90.0 million to $105.0 million in 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses were $10.7 million and $15.7 million for the three-month periods ended March 31, 2006 and 2005, respectively, representing a decrease of $5.0 million or 32%. The decreased spending for the three-month period ended March 31, 2006 compared with the same period in 2005 was largely the result of the headcount reductions announced last November in field-based IPF disease awareness activities and a decrease in the number of personnel in the home office. This decrease was partially offset by stock-based compensation expense of $2.6 million. In 2006, including the impact of SFAS 123(R), we expect selling, general and administrative expenses to be in a range of $30.0 million to $45.0 million.

Interest income

Interest income increased to $2.1 million for the three-month period ended March 31, 2006, compared to $1.0 million for the three-month period ended March 31, 2005. The increase in interest income in the three-month period ended March 31, 2006 reflects increasing investment yields on our cash and short-term investments resulting from higher market interest rates and the increased cash position as a result of the $120.0 million in proceeds received in December 2005 from the sale of Infergen®.

Interest expense

Interest expense remained flat at $0.3 million for each of the three-month periods ended March 31, 2006 and March 31, 2005. Interest expense for each of the reported periods is a result of our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income (expense)

Other income (expense) was $0.1 million expense for the three-month period ended March 31, 2006 compared to other income of $0.7 million for the three-month period ended March 31, 2005. Other income of $0.7 million for the three-month period ended March 31, 2005 represented a foreign currency transaction gain.

Loss from Discontinued Operations

The loss from discontinued operations reflects the divestiture of our Infergen® product line to Valeant which was completed in December 2005. The loss from discontinued operations of $0.3 million in the three months ended March 31, 2006 compares to a loss of $7.2 million in the three months ended March 31, 2005. The components of the loss from discontinued operations for the three months ended March 31, 2005 included net revenue of Infergen®, the related cost of goods sold and amortization of acquired product rights, as well as certain allocated research and development and selling general and administrative expenses specific to Infergen®.

Liquidity and Capital Resources

At March 31, 2006, we had available cash, cash equivalents and available-for-sale securities of $194.6 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating Activities

Cash used in operating activities was $30.0 million during the three-month period ended March 31, 2006, comprised primarily of a net loss of $12.8 million and a significant decrease in accounts payable and accrued compensation of approximately $26.0 million. This use of cash was partially offset by a decrease in accounts receivable of $6.1 million. The decrease in accounts payable and accrued compensation was the result of approximately $4.5 million in severance payments made in connection with the headcount reduction at the end of 2005 as a result of our decision to concurrently sell our Infergen® assets and reduce our investment in field-based IPF disease awareness activities. In addition, we reduced the days outstanding in our trade payables, thus reducing our accounts payable balance by approximately $17.0 million. The decrease in accounts receivable is primarily due to the decline in Actimmune® sales and the elimination of Infergen® sales. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $77.1 million in during the three-month period ended March 31, 2006, comprised primarily of purchases of short-term investments totaling $87.0 million, offset by approximately $10.0 million of short-term investment maturities. A portion of the $120.0 million in proceeds received from the sale of our Infergen® assets at the end of 2005 was invested during the quarter in accordance with our investment objectives.

Financing Activities

Cash provided by financing activities of $9.8 million for the three-month period ended March 31, 2006 was primarily due to the receipt of proceeds from issuance of common stock. A significant number of in-the-money stock options were exercised as a result of the headcount reduction at the end of 2005.

We do not have any “special purpose” entities that are not consolidated in our financial statements. We have no commercial commitments with related parties. We have no loans with related parties, except for executive loans to Dr. Marianne Armstrong, our Chief Medical Affairs and Regulatory Officer in the amount of $0.2 million (due April 2007), and Dr. Lawrence Blatt, our Chief Scientific Officer, in the amount of $0.1 million (due May 2007). Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2006 by effective maturity (in millions, except percentages):

					2010 and		Fair Value at
	2006	2007	2008	2009	Beyond	Total	March 31, 2006

Assets:
Available-for-sale securities	$177.7	$4.0	$9.0	—	—	$190.7	$191.2
Average interest rate	4.7%	5.2%	4.5%	—	—	4.6%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$165.7
Average interest rate	—	—	—	—	.25%	.25%	—

Foreign Currency Market Risk

We have obligations denominated in euros for the purchase of Actimmune® inventory. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but did not enter into any new foreign currency forward contracts in 2005 or 2006 to date. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were effective as of the end of the period covered by this Report.

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

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2005. Management assessed our internal control over financial reporting as of March 31, 2006, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2006. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2005, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

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

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients experience side effects with unacceptable levels of severity;

•	patients withdraw or die during a clinical trial for a variety of reasons, including adverse events associated with the advanced stage of their disease and medical problems that may or may not be related to our products or product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our contract laboratories fail to follow good laboratory practices;

•	the interim results of the clinical trial are inconclusive or negative;

•	sufficient quantities of the trial drug are not available; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to Actimmune® as a treatment for IPF increased due to our need to conduct an additional Phase III clinical trial, as our first Phase III clinical trial of Actimmune® for the treatment of IPF failed to show a significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life. In addition, we conducted a blinded pre-specified sample size re-evaluation in the INSPIRE trial that was a part of the original study protocol to determine if the observed aggregate mortality rate to date was consistent with the mortality assumptions underlying the trial design. At this early stage of the trial, the aggregate mortality rate observed was somewhat lower than the projections used in designing the trial. To increase the likelihood of reaching the total number of deaths upon which the trial is powered by the time the trial is scheduled to conclude in late 2007, we decided to increase the trial size by approximately 200 patients. However, there is no guarantee that this increase in patient numbers will in fact result in an aggregate mortality rate necessary to reach the mortality projections. In this event, the scheduled completion of this trial could extend past late 2007. If there are any significant delays for this or any of our other current or planned clinical trials, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

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

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune® for the treatment of IPF, we are aware that physicians are, and have in the past, prescribing Actimmune® for the treatment of IPF. Substantially all of our Actimmune® revenue is derived from physicians’ prescriptions for off-label use for IPF. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs or investigational drugs for off-label or unapproved uses. Accordingly, we may not promote Actimmune® for the treatment of IPF. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. The federal government has levied large civil and criminal fines against manufacturers for alleged improper promotion, and the FDA has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which certain promotional conduct is changed or curtailed. We are aware of at least one instance in which the Office of the Inspector General of the FDA has sought and secured criminal penalties and a corporate integrity agreement against a pharmaceutical manufacturer requiring that company to pay substantial fines and to monitor certain promotional activities to ensure compliance with FDA regulations. We engage in medical education activities that are subject to scrutiny under the FDA’s regulations relating to off-label promotion. While we believe we are currently in compliance with these regulations, the regulations are subject to varying interpretations, which are evolving.

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

The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of Actimmune® or our other products or impose additional requirements for post-approval studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. In this regard, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.” While we believe that all of these observations are being appropriately corrected, failure to correct any deficiency could result in manufacturing delays. Our existing approvals for diseases, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements or to meet our post-approval commitments. For example, we have ongoing Phase IV post-marketing commitments to the FDA relating to Actimmune® for the treatment of osteopetrosis. Our failure to adequately address these ongoing Phase IV commitments could result in a regulatory action or restriction, such as withdrawal of the relevant product’s approval by the FDA. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with FDA or other governmental regulations.

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. For example, in most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. For example, the federal Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit which began in 2006 and which mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this program, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune® or any other products that we may develop in the future, which would reduce our revenue and potential profitability.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•	It may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	Failure to comply with strictly enforced good manufacturing practices (“GMP”) regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.” While we believe that all of these observations are being appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our products and product candidates for preclinical, clinical and commercial purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of Actimmune® for commercial purposes. These third parties include BI and Cardinal Health, Inc. (“Cardinal”). We have a long-term supply contract with BI for Actimmune® and an agreement with Cardinal for the manufacture of the drug product for pirfenidone. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs. For example, in accordance with the terms of our amended supply agreement with BI, we have guaranteed a minimum annual purchase amount for Actimmune® in 2007 and through the remainder of the term of the agreement. In the event that we do not order a sufficient quantity of vials based on forecasted demand such that we do not meet the minimum annual purchase amount, we are required to pay to BI the difference. In any given year that we are required to make this payment, our gross margin percentage for Actimmune® would be adversely affected.

•	Manufacturers of our products are subject to ongoing periodic inspections by the FDA and other regulatory authorities for compliance with strictly enforced GMP regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

•	When we need to transfer manufacturing services from one manufacturer to another, the FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.

•	Our manufacturers might not be able to or refuse to fulfill our commercial needs, which would require us to seek new manufacturing arrangements which would result in substantial delays in meeting market demand.

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

•	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us.

•	If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates. In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

•	If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

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

During the three months ended March 31, 2006, CuraScript, Inc. (formerly Priority Healthcare, Inc.) accounted for approximately 62% of our total product sales and 67% of our outstanding receivables. If this customer or any other customer that sells a significant portion of Actimmune® were to experience financial difficulties, or otherwise became unable or unwilling to sell Actimmune®, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenue in any period or harm our business generally.

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

Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors. A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable or infused medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Actimmune® or Actimmune® complaints;

•	not effectively sell or support Actimmune®;

•	reduce their efforts or discontinue to sell or support Actimmune®;

•	not devote the resources necessary to sell Actimmune® in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Any such failure may result in decreased Actimmune® revenues, which would harm our business.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, our products may not be marketed or be commercially successful.

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

•	cost of treatment;

•	pricing and availability of alternative products;

•	ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;

•	perceived efficacy relative to other available therapies;

•	shifts in the medical community to new treatment paradigms or standards of care;

•	relative convenience and ease of administration for the patient; and

•	prevalence and severity of adverse side effects associated with treatment.

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

Some third-party payors have denied coverage for Actimmune® for the treatment of IPF for a variety of reasons, including the cost of Actimmune®, the fact that IPF is not an FDA approved indication for Actimmune® or a third-party payor’s assessment that a particular patient’s case of IPF has advanced to a stage at which treatment with Actimmune® would not have a significant effect. We believe that approximately 60-70% of the patients who seek coverage for Actimmune® for the treatment of IPF from private third-party payors are able to obtain coverage. While coverage trends have not changed significantly in the last two years, major health plans could further restrict coverage or adopt a policy of no coverage.

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

Competitive activities of other drug companies may limit our products’ revenue potential or render them obsolete.

Our commercial opportunities will be reduced or eliminated if our competitors develop or market products that, compared to our products or product candidates:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated by patients;

•	have better patient compliance;

•	receive better reimbursement terms;

•	are more accepted by physicians;

•	are more adaptable to various modes of dosing;

•	have better distribution channels;

•	are easier to administer; or

•	are less expensive.

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

Composition of matter patent protection for pirfenidone molecule has expired in the United States and elsewhere. Marnac, Inc. (“Marnac”) and others have obtained patents in the United States and elsewhere relating to methods of use of pirfenidone for the treatment of certain diseases. We have licensed from Marnac and KDL GmbH (“KDL”) rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF. Marnac has retained rights under other U.S. and foreign patents for the use of pirfenidone to treat diseases other than fibrotic disorders. It is possible that Marnac will license these patent rights to third parties to develop, market, sell and distribute pirfenidone for these indications in the United States and elsewhere. It is also possible that a third party may develop pirfenidone for the treatment of certain diseases that are not covered by patents held by Marnac or those we licensed from Marnac. If Marnac or others were to license their method of use patents for non anti-fibrotic indications to a third party, or if a third party were to develop pirfenidone for a use that is not covered by any patents and such third parties successfully developed pirfenidone for non-fibrotic indications, we could face competition from third party products with the same active pharmaceutical ingredient as our product candidate. If a third party were to obtain FDA approval for the use of pirfenidone for an indication before we did, such third party would be first to market and could establish the price for pirfenidone. This could adversely impact our ability to implement our pricing strategy for the product and may limit our ability to maximize the commercial potential of pirfenidone. The presence of a lower priced competitive product with the same active pharmaceutical ingredients as our product could lead to use of the competitive product for our anti-fibrotic indications. This could lead to pricing pressure for pirfenidone, which would adversely affect our ability to generate revenue from the sale of pirfenidone for anti-fibrotic indications.

If we breach our license agreements, we may lose our ability to develop and sell our products.

We license certain patents and trade secrets relating to Actimmune® from Genentech, Inc. (“Genentech”) and relating to pirfenidone from Marnac and KDL. If we breach any of our agreements with Genentech or with Marnac and KDL, any of these licensors may be able to terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products, which could adversely affect our revenue and financial prospects.

Over time, we will lose our ability to rely upon the intellectual property we currently own to prevent competing products, which may impair our ability to generate revenue.

We have licensed certain patents relating to interferon gamma-1b, the active ingredient in Actimmune®, from Genentech. A U.S. patent relating to the composition of interferon gamma-1b expires in 2014. Other material U.S. patents relating to interferon gamma-1b expire between 2009 and 2013. We also previously purchased certain patents relating to interferon gamma analogs from Amgen, Inc. (“Amgen”) in 2002 including two U.S. patents that issued August 30, 2005 which will expire on August 30, 2022. When these various patents expire, we will be unable to use these patents to try to block others from marketing interferon gamma-1b in the United States.

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

Net sales of Actimmune® for the three months ended March 31, 2006 were $24.4 million, compared to $27.7 million for the three months ended March 31, 2005, a decline of 12%. If physicians do not prescribe Actimmune® for the treatment of IPF for the above reasons or any other reasons, our Actimmune® revenue will continue to decline. Revenue for Actimmune® may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune® or the treatment of IPF. The article concluded that “(i)n a well-defined population of patients with idiopathic pulmonary fibrosis, (Actimmune®) did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.” The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “(i)t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.” The editorial concluded by stating, “(s)tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

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

We have incurred net losses since inception, and our accumulated deficit was approximately $473.7 million at March 31, 2006. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune®. However, Actimmune® sales have decreased in recent periods and Actimmune® is currently our sole marketed product. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Failure to accurately forecast our revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $9.1 million during 2005 for excess inventory and non-cancelable purchase obligations for inventory in excess of forecasted needs. If revenue levels experienced in future quarters are substantially below our expectations, especially revenue from sales of Actimmune®, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For additional information relating to difficulties we have experienced forecasting revenue, see the risk factor titled, “We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value” below.

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

We had 183 full-time employees as of April 28, 2006, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Risks Related to our Outstanding Notes

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of March 31, 2006, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

Item 5.	Other Information.

On January 16, 2006, the Company granted a total of 202,500 shares of restricted stock to the Company’s following executive officers:

Number of Shares of
Name of Executive Officer	Restricted Stock

Marianne T. Armstrong, Ph.D.	22,500
Lawrence M. Blatt, Ph.D.	22,500
Williamson Z. Bradford, M.D., Ph.D.	22,500
Norman L. Halleen	22,500
Thomas R. Kassberg	22,500
Steven B. Porter, M.D., Ph.D.	22,500
Cynthia Y. Robinson, Ph.D.	22,500
Howard A. Simon	22,500
Robin J. Steele	22,500

The shares of restricted stock vest in January 2008 and may accelerate depending on the Company’s achievement of certain performance criteria over the two-year period, twenty-five percent each for four different milestones.

Item 6.	Exhibits.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3	Bylaws of InterMune.(1)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

Exhibit
Number		Description of Document

10	.1*	Amendment No. 3 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between InterMune and Boehringer Ingleheim Austria, GmbH.(5)
10.2		Form of Employee Restricted Stock Grant Agreement dated January 16, 2006.(6)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(6)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(6)
32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(6)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Norman L. Halleen
Chief Financial Officer and Senior Vice President,
Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 9, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
10	.1*	Amendment No. 3 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between InterMune and Boehringer Ingelheim Austria, GmbH.(5)
10.2		Form of Employee Restricted Stock Grant Agreement dated January 16, 2006.(6)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(6)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(6)
32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(6)

(1)	Filed as an exhibit to the InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed as an exhibit to the InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.