Form 10-Q
period 2006-06-30
INTERMUNE INC
filed 2006-08-08
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of July 31, 2006, there were 33,750,332 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited, in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$71,118	$187,335
Available-for-sale securities	108,972	28,190
Accounts receivable, net of allowances of $3,379 at June 30, 2006 and $4,234 at December 31, 2005	10,129	13,433
Inventories	12,605	12,437
Prepaid expenses and other current assets	5,859	3,942

Total current assets	208,683	245,337
Property and equipment, net	7,159	7,274
Acquired product rights, net	1,417	1,667
Other assets	7,708	9,174

Total assets	$224,967	$263,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,624	$26,655
Accrued compensation	4,214	14,188
Other accrued liabilities	14,125	19,199

Total current liabilities	27,963	60,042
Deferred rent	1,699	1,643
Provision for estimated settlement	30,000	—
Convertible notes	170,000	170,000
Commitments and contingencies (Note 7) Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 33,754 and 32,589 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	34	33
Additional paid-in capital	512,879	493,953
Deferred stock compensation	—	(2,092)
Accumulated other comprehensive income	39	754
Accumulated deficit	(517,647)	(460,881)

Total stockholders’ equity (deficit)	(4,695)	31,767

Total liabilities and stockholders’ equity (deficit)	$224,967	$263,452

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited, in thousands, except per share data)

Revenue, net
Actimmune®	$24,111	$25,892	$48,467	$53,597
Others	—	782	—	1,424

Total revenue, net	24,111	26,674	48,467	55,021
Costs and expenses:
Cost of goods sold	5,013	7,535	11,261	14,120
Amortization and impairment of acquired product rights	125	144	250	930
Research and development	24,769	17,973	46,330	34,917
Selling, general and administrative	10,085	16,090	20,790	31,745
Provision for estimated settlement	30,000	—	30,000	—

Total costs and expenses	69,992	41,742	108,631	81,712

Loss from operations	(45,881)	(15,068)	(60,164)	(26,691)
Other income (expense):
Interest income	2,228	1,029	4,370	2,067
Interest expense	(315)	(312)	(629)	(624)
Other income (expense)	(50)	(215)	(127)	455

Loss from continuing operations	(44,018)	(14,566)	(56,550)	(24,793)
Discontinued operations:
Gain (loss) from discontinued operations	38	(9,162)	(216)	(16,341)

Net loss	$(43,980)	$(23,728)	$(56,766)	$(41,134)

Basic and diluted net loss per share
Continuing operations	$(1.33)	$(0.45)	$(1.72)	$(0.77)
Discontinued operations	$0.00	$(0.29)	$(0.01)	$(0.51)

	$(1.33)	$(0.74)	$(1.73)	$(1.28)

Shares used in computing basic and diluted net loss per share	33,030	32,134	32,847	32,097

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited, in thousands)

Cash flows used in operating activities:
Net loss	$(56,766)	$(41,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,922	4,718
Stock-based compensation expense	9,405	966
Change in unrealized gain on foreign currency cash flow hedges	(473)	(350)
Deferred rent	56	87
Provision for estimated settlement	30,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,304	1,928
Inventories	(168)	491
Other assets	(1,151)	(3,072)
Accounts payable and accrued compensation	(27,005)	(16,282)
Other accrued liabilities	(5,074)	8,993

Net cash used in operating activities	(45,950)	(43,655)

Cash flows from investing activities:
Purchases of property and equipment	(1,142)	(1,927)
Purchases of available-for-sale securities	(94,971)	(56,376)
Sales of available-for-sale securities	1,064	43,698
Maturities of available-for-sale securities	13,125	53,295

Net cash provided by (used in) investing activities	(81,924)	38,690
Cash flows from financing activities:
Proceeds from issuance of common stock, net	11,522	872
Other	135	66

Net cash provided by financing activities	11,657	938

Net decrease in cash and cash equivalents	(116,217)	(4,027)
Cash and cash equivalents at beginning of period	187,335	55,769

Cash and cash equivalents at end of period	$71,118	$51,742

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided solely from sales of Actimmune®. We also have preclinical and advanced stage clinical programs addressing a range of unmet medical needs. As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen® product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen® related activities are reflected as discontinued operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period.

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company accounts and transactions have been eliminated. To date, the financial position and results of operations of InterMune Canada Inc. and InterMune Ltd. (U.K.) have been immaterial.

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

Inventory valuation

Inventories consist principally of finished-good products and are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method.

Because of the long lead times required to manufacture our products, we enter into non-cancelable obligations to purchase our inventory. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed purchases. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future under non-cancelable purchase obligations.

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

We purchase commercial and clinical products from Boehringer Ingelheim (“BI”) in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune® from BI over the next year, we have considered instituting a foreign currency cash flow hedging program. In the past, we have hedged portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

At June 30, 2006, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune® were $0.3 million. Such amount will be recognized as a reduction of cost of goods sold ratably as the related units of Actimmune® are sold. At June 30, 2006, there were no outstanding derivative instruments.

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration (“FDA”) for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma. Accumulated amortization of this intangible asset was $2.1 million and $1.8 million at June 30, 2006 and December 31, 2005, respectively. Amortization expense for acquired product rights for each of the next four years until fully amortized is as follows: 2006 — $0.2 million; 2007 — $0.5 million; 2008 — $0.5 million; 2009 — $0.2 million.

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

Revenue recognition and revenue reserves

We recognize revenue generally upon delivery when title passes to a credit-worthy customer and record provisions for estimated returns, rebates, chargebacks and cash discounts against revenue. We are obligated to

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accept from customers the return of pharmaceuticals that have reached their expiration date. We believe that we are able to make reasonable and reliable estimates of product returns, rebates, chargebacks and cash discounts based on historical experience and other known or anticipated trends and factors. We review all sales transactions for potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.

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

Research and development expenses

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

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

The securities excluded were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Shares issuable upon exercise of stock options	5,796	6,636	5,796	6,636
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859	7,859

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net loss	$(43,980)	$(23,728)	$(56,766)	$(41,134)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	33,714	32,573	33,510	32,543
Less: weighted-average shares subject to repurchase	(684)	(439)	(663)	(446)

Weighted-average shares used in computing basic and diluted net loss per share	33,030	32,134	32,847	32,097

Basic and diluted net loss per share	$(1.33)	$(0.74)	$(1.73)	$(1.28)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $4.7 million and $9.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Basic and diluted net loss per share for the three and six months ended June 30, 2006 were $0.08 and $0.17 higher, respectively, than if we had continued to account for stock-based compensation under APB 25. Stock-based compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively, was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three and six months ended June 30, 2005. See Note 9 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than for restricted stock, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the Company’s Condensed Consolidated Statement of Operations for the first six months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The $5.5 million restructuring charge is comprised of approximately $4.7 million for cash severance and related benefits and approximately $0.8 million for non-cash stock compensation, consisting of costs related to the acceleration of unvested stock options for approximately 400,000 shares of our common stock.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the six months ended June 30, 2006 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Severance	Cash	June 30,
	2005	Charges	Payments	2006

Workforce reduction	$4,733	$—	$4,613	$120

4.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Finished goods	$12,605	$12,437

Total	$12,605	$12,437

5.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss	$(43,980)	$(23,728)	$(56,766)	$(41,134)
Change in unrealized gain (loss) on available-for-sale securities	(156)	208	(242)	(59)
Change in unrealized gain on foreign currency cash flow hedges	(137)	(153)	(473)	(350)

Comprehensive loss	$(44,273)	$(23,673)	$(57,481)	$(41,543)

Accumulated other comprehensive income consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Net unrealized loss on available-for-sale securities	$(307)	$(65)
Net unrealized gain on foreign currency cash flow hedges	346	819

Accumulated other comprehensive income	$39	$754

6.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of June 30, 2006, we had no other secured debt or senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense over the term of the Senior Notes, which is

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seven years from the date of issuance. Accumulated amortization at June 30, 2006 and December 31, 2005 was $2.0 million and $1.6 million, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have purchase commitments with BI for the manufacture and supply of Actimmune®. In 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune®. The agreement with BI generally provides for the exclusive supply by BI and exclusive purchase by us of Actimmune®. We are required to purchase a minimum amount of Actimmune® per year, and BI is required to supply Actimmune® to us, subject to certain limits. In July 2005, we amended the supply agreement with BI pursuant to which BI agreed to waive certain of our minimum purchase commitments for Actimmune® for 2005, and to reduce certain other minimum Actimmune® purchase requirements for 2006. With regard to certain minimum purchase requirements for 2007 and thereafter, BI granted us the option of either taking delivery of Actimmune® or paying for the difference between the amount of product actually purchased and the minimum purchase requirement. At June 30, 2006, our minimum purchase obligations totaled $96.1 million and are committed through the year 2012. Of these commitments, we have $1.1 million and $18.5 million of outstanding fixed purchase order commitments that become due and payable in 2006 and 2007, respectively. Our contractual obligation to BI is denominated in euros.

Contingent Payments

We will be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $84.9 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Lease Commitments

In May 2006, we entered into an amendment to our existing lease to expand our existing office space by approximately 15,000 square feet. The lease expires concurrently with our existing facility lease in March 2011. Additional rent expense expected to be incurred up to the expiration date is as follows: $0.2 million for the remainder of 2006, $0.4 million for each of the years 2007 through 2010 and $0.1 million in 2011.

8.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune® in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Prior to its divestiture in December 2005, we also marketed Infergen® in the United States and Canada for chronic hepatitis C virus infections; and prior to its divestiture in May 2005, we also marketed Amphotec worldwide for invasive aspergillosis. Revenue for the three and six months ended June 30, 2005 has been adjusted to reflect the reclassification of Infergen® revenue into discontinued operations.

Our net revenue by product for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Actimmune®	$24,111	$25,892	$48,467	$53,597
Others	—	782	—	1,424

Total net product sales	$24,111	$26,674	$48,467	$55,021

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue by region for the three and six months ended June 30, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

United States	$24,069	$26,475	$48,388	$54,639
Other countries	42	199	79	382

Total net product sales	$24,111	$26,674	$48,467	$55,021

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 63% and 19%, respectively, of total accounts receivable at June 30, 2006, and three customers represented 46%, 12% and 11%, respectively, of total accounts receivable at December 31, 2005. No other customer represented more than 10% of accounts receivable at June 30, 2006 or December 31, 2005.

Revenue from customers representing 10% or more of total revenue during the six months ended June 30, 2006 and June 30, 2005, was as follows:

Customer	2006	2005

CuraScript, Inc. (formerly Priority Healthcare)	61%	59%
Caremark	21%	22%
Merck Medco	10%	7%

9.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. During the six months ended June 30, 2006, we issued 67,408 shares under the ESPP and 1,054,082 shares remained available for future issuance at June 30, 2006.

Restricted Stock Awards

In January 2006 we granted employees restricted stock awards for 404,450 shares of our common stock with a weighted-average fair value of $19.30 per share that vest in January 2008. The vesting may accelerate depending on the Company’s achievement of certain performance criteria over the two-year period, twenty-five percent each for four different milestones. In May 2006, the first of the four milestones was met. Grants made in 2004 and prior (none were granted in 2005) vest annually over a four-year period, thirty percent in each of the first three years and ten percent in the final year. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of these 2006 restricted stock awards and awards granted in 2004 and prior, we recognized $2.1 million and $3.8 million in compensation expense during the three and six months ended June 30, 2006, respectively, compared to $0.5 million and $1.0 million in the three and six months ended June 30, 2005, respectively. As all of the restricted stock awards vest through 2008, we will continue to recognize stock based compensation expenses related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 vest, we will recognize approximately $5.4 million in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for stock awards that do not vest.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our restricted stock activity during the six months ended June 30, 2006 is presented in the following table:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested at January 1, 2006	175,651	$16.02
Granted	404,450	19.30
Vested	(109,092)	17.48
Forfeited	(48,834)	16.90

Nonvested at June 30, 2006	422,175	$18.68

Stock Compensation Plans

We have three share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under our plans as of June 30, 2006 totals approximately 7.1 million shares, of which approximately 1.3 million shares were available for future issuance. Stock options granted under these plans are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest at a cumulative rate of 25% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.

General Option Information

The stock option and related activity during the six months ended June 30, 2006 under all of our stock compensation plans is summarized as follows:

	Outstanding Options
			Weighted
	Shares Available		Average Exercise
	for Grant	Number of Shares	Price Per Share

Balance at December 31, 2005	1,700,906	6,449,030	$19.22
Granted	(1,038,799)	1,038,799	$15.70
Restricted shares granted	(404,450)	—	—
Forfeited	949,860	(949,860)	$28.27
Exercised	—	(741,962)	$14.81
Restricted shares forfeited	48,834	—	—

Balance at June 30, 2006	1,256,351	5,796,007	$17.67

At June 30, 2006, the weighted average remaining contractual term for the outstanding options is 8.0 years and the aggregate intrinsic value is approximately $12.5 million on that date. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $0.2 million and $3.2 million, respectively. Intrinsic value for stock options is defined as the difference between the current market value and the grant price.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable at June 30, 2006:

Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average Exercise	Number of	Average
Exercise Prices	Shares	Contractual Life	Price	Shares	Exercise Price

$4.50 — $11.98	1,496,791	8.38	$10.95	648,946	$10.62
$12.01 — $15.40	1,842,638	9.35	$14.16	316,778	$13.36
$15.51 — $23.16	1,470,209	7.45	$19.29	960,169	$19.53
$23.50 — $53.00	986,369	5.94	$32.01	974,990	$32.07

	5,796,007	8.04	$17.67	2,900,883	$21.08

At June 30, 2006, the weighted average remaining contractual term for options exercisable is 7.1 years and the aggregate intrinsic value for those shares is approximately $4.8 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $19.8 million in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Valuation and Expense Information under SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $4.7 million and $9.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. For the three months ended June 30, 2006, approximately $2.3 million has been recorded in research and development (R&D) expense and the remaining $2.4 million has been recorded in selling, general and administrative (SG&A) expense. For the six months ended June 30, 2006, approximately $4.4 million has been recorded in R&D expense and the remaining $5.0 million has been recorded in SG&A expense. Approximately $0.2 million has been included in SG&A expense for the three and six months ended June 30, 2006 in connection with the amendment to our Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan. Basic and diluted net loss per share for the three and six months ended June 30, 2006 were $0.08 and $0.17 greater, respectively, than if we had continued to account for stock-based compensation under APB 25. Stock-based compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively, was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three and six months ended June 30, 2005.

Upon adoption of SFAS 123(R), we retained our method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. A description of the assumptions follows:

•	Previously under SFAS 123, we estimated volatility using only our historical share price performance over the expected life of the option. Under SFAS No. 123(R), however, the Company, with the assistance of an outside consulting service, has refined its valuation methodology and estimated expected volatility using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected life of options granted represents the period of time the options are expected to be outstanding. The Company has applied the provisions of SAB 107 to determine the expected term.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Expected stock price volatility	56%	56%
Risk-free interest rate	5.1%	5.1%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—

The weighted-average fair value per share of options granted during the three and six month periods ended June 30, 2006 was $8.92 and $9.08, respectively.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes model with the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Expected stock price volatility	69%	69%
Risk-free interest rate	3.7%	3.7%
Expected term (in years)	1.9	1.9
Expected dividend yield	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the three and six month periods ended June 30, 2006 was $6.46.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Had we used the fair value based accounting method for stock-based compensation expense prescribed by SFAS No. 123 for the three and six months ended June 30, 2005, our net loss and net loss per share would have increased to the following pro-forma amounts (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(23,728)	$(41,134)
Add: Stock-based employee compensation expense, included in reported net loss	492	978
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,966)	(7,504)

Pro forma net loss	$(27,202)	$(47,660)

Net loss per share:
Basic and diluted — as reported	$(0.74)	$(1.28)

Basic and diluted — pro forma	$(0.85)	$(1.48)

Prior to the adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Expected stock price volatility	72%	72%
Risk-free interest rate	3.9%	3.9%
Expected term (in years)	6.5	6.5
Expected dividend yield	—	—

The weighted-average fair value per share of options granted during the six month period ended June 30, 2005 was $8.33.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Expected stock price volatility	72%	72%
Risk-free interest rate	3.6%	3.6%
Expected term (in years)	2.0	2.0
Expected dividend yield	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the six month period ended June 30, 2005 was $5.83.

10.	SUBSEQUENT EVENT

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. We are cooperating with the Department of Justice in this inquiry. On July 27, 2006, we announced that we had recorded a provision of $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune® by former

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees during a period ending in January 2003. This proposed settlement, which is in the process of being negotiated, is expected to resolve all outstanding government investigations of InterMune.

We expect that the settlement terms would not have a negative impact on our key research and development programs, including our two Phase III clinical programs of Actimmune® and pirfenidone for idiopathic pulmonary fibrosis and our protease inhibitor, ITMN-191, for the treatment of hepatitis C virus infections. Although the financial terms of the settlement are still under negotiation, we have concluded that a liability is probable and have recorded a provision of $30.0 million representing our best estimate of the settlement. In addition to a monetary settlement, which would be paid over a period of years, we anticipate that the comprehensive settlement will include various other terms, including a resolution of the pending investigations without criminal sanctions. Because the ultimate settlement terms may differ materially from the proposed settlement, we cannot predict whether the ultimate outcome of this inquiry will have a material adverse effect on our business.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	governmental regulation and approval;

•	sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, and future expenses;

•	our research and development expenses and other expenses; and

•	our operational and legal risks, including risks related to our proposed settlement agreement and potential developments with the Department of Justice inquiry.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and six-month period ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for stock-based compensation.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. SFAS 123(R) supersedes the Company’s previous accounting under APB 25. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $4.7 million and $9.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Stock-based compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2005 was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three and six months ended June 30, 2005.

If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 became vested, we would recognize approximately $5.4 million in compensation expense over a weighted average remaining period of 1.5 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $19.8 million in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Executive Overview

We are an independent biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. On April 26, 2001, we changed our name from InterMune Pharmaceuticals, Inc. to InterMune, Inc. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen® product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”) in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.1 million promissory note from Valeant due in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based idiopathic pulmonary fibrosis (“IPF”) disease awareness activities, which, when combined with the sale of our Infergen® assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. We also made the strategic decision to continue to advance the development of our chronic hepatitis C virus (“HCV”) protease inhibitor at least through Phase Ib development without a partner. As a result of these decisions made during the latter part of 2005, we currently have the following key development programs: Actimmune® for IPF, pirfenidone for IPF, the HCV protease inhibitor and a new target compound in hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. We have sustained losses in every year since inception and, as of June 30, 2006, we had an accumulated deficit of $517.6 million. On July 27, 2006, we announced that we had recorded a provision of $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period ending in January 2003. This proposed settlement, which is in the process of being negotiated, is expected to resolve all outstanding government investigations of InterMune and is included in our results of operations for the three and six months ended June 30, 2006.

Approved Product

Our sole approved product is Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the six months ended June 30, 2006, Actimmune® accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

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

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating in vitro high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN 191” (formerly known as ITMN B) as our lead compound and are currently advancing this compound through toxicology and other clinical trial authorisation-enabling studies. We expect to submit a Clinical Trial Authorisation (“CTA”) with European regulatory authorities for this lead compound in the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191.

•	Pulmonology

We have a preclinical research program in pulmonology. In September 4, 2001 we entered into a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune®.

Development Programs

We have a late-stage development pipeline in the pulmonology area and an early-stage pipeline in the hepatology area.

•	Hepatology

In hepatology, we are working to provide expanded treatment options for patients suffering from HCV infections. Prior to the end of 2005, we were focusing our hepatology efforts on those HCV patients that did not show a sufficient and sustained virologic response to pegylated interferons plus ribavirin. These patients are referred to as HCV “PEG non-responders.” Because we anticipate a shift in HCV treatment paradigm from non-specific immunomodulator drugs toward direct targeted therapies such as protease and polymerase inhibitors, we decided to divest our Infergen® product in 2005. In connection with the sale of the Infergen® product to Valeant, we are no longer limiting our hepatology efforts to the PEG non-responder patient population. We have now decided to focus our hepatology program on the development of small molecules for the treatment of HCV, the first of which is our protease inhibitor program which we believe may have a broad application in the overall HCV patient population. In this regard, we have transferred the Phase III trial of once-daily treatment with Infergen® in combination with ribavirin therapy for HCV PEG non-responder patients (the “DIRECT trial”) to Valeant. We have also decided not to proceed with the expansion phase of the Phase IIb clinical trial for once-daily Infergen® in combination with Actimmune®, with and without ribavirin for the treatment of HCV PEG non-responders which effectively terminates our further investment in this program. We are also no longer investing in or actively seeking a partner for the PEG-Alfacon-1 program due to limited interest by potential partners, long development timelines and high costs. Accordingly, our Development, License and Manufacturing Agreement with Shearwater Corp. (now known as Nektar Therapeutics AL, Corp.) was mutually terminated as of June 26, 2006.

•	Pulmonology

In pulmonology, we are developing two therapies for the treatment of IPF. IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function. There is no FDA approved therapy for IPF. Although conclusive data does not exist, we estimate that approximately 80,000 people suffer from IPF in the United States. We are developing two clinically advanced compounds for the treatment of IPF, Actimmune® and pirfenidone.

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

We are also developing pirfenidone for the treatment of IPF. In 2005 we finalized the design of a Phase III clinical program for pirfenidone (the “CAPACITY” program) after receiving input from the FDA and the European Medicines Agency (“EMEA”). This program is designed to enroll approximately 580 patients with mild to moderate forms of IPF in two separate, concurrent multi-national Phase III trials. The primary endpoint of these trials will be lung function, as measured by change in forced vital capacity (“FVC”), which is believed to be an important measure of disease progression. Phase II studies of pirfenidone suggest that pirfenidone may be effective in preventing a decline in lung function and disease progression. On April 27, 2006 we announced that we had initiated the CAPACITY program by enrolling the first patient in the program.

•	Ovarian Cancer

We also were evaluating Actimmune® in patients with ovarian cancer in a Phase III trial (the “GRACES” trial). On February 2, 2006, we announced our decision to discontinue the GRACES trial after evaluating the safety and efficacy of Actimmune® in combination with standard of care chemotherapy in patients with advanced ovarian cancer. After reviewing the results of an analysis of progression free survival time and an interim analysis of overall survival time, an independent Data Safety Monitoring Board recommended the discontinuation of the ongoing post-treatment follow-up of patients in the study. This recommendation was based on a shorter overall survival time in patients who received Actimmune® plus standard of care chemotherapy compared to patients who received standard of care chemotherapy alone.

Product Development Status

The following chart shows the status of our product development programs as of June 30, 2006:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Actimmune® — Idiopathic pulmonary fibrosis (INSPIRE)				X
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Hepatology
Protease Inhibitor program — ITMN 191	X
Second Target in hepatology	X

Results of Operations

The following discussion of our results of operations for the comparative periods excludes Infergen® revenue and related expenses. These amounts are reflected in discontinued operations as a result of the sale of the Infergen® product to Valeant in December 2005.

Revenue

Total product revenue was $24.1 million and $26.7 million for the three-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of 10%. Total product revenue was $48.5 million and $55.0 million for the six-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of 12%. These decreases were primarily attributable to decreases in sales of Actimmune®, Amphotec, a product line we divested in May 2005, and Aralast®, a product we ceased co-promoting in December 2005. For the three- and six-month periods ended June 30, 2006, Actimmune® accounted for all of our net product revenue compared to 97% of our total product revenue in the three and six months ended June 30, 2005. Substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $5.0 million and $7.5 million for the three-month periods ended June 30, 2006 and 2005, respectively. The gross margin percentage for our products was 79% and 72% for these periods in 2006 and 2005, respectively. The improvement in gross margin for the second quarter of 2006, when compared to the same period in 2005, was primarily the result of approximately $1.3 million in charges related to the divestiture of Amphotec® in the second quarter of 2005.

Cost of goods sold were $11.3 million and $14.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. The gross margin for our products was 77% and 74%, respectively, for these periods in 2006 and 2005. This improvement is attributable to the same reason noted above for the three month period.

Exchange rate fluctuations between the U.S. dollar and the Euro may adversely affect cost of goods sold on Actimmune® purchased from BI. We have, in the past, utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations on purchases. However, no forward exchange contracts had been established in 2005 or to date in 2006.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2006, respectively. For the three- and six-month periods ended June 30, 2005, we recorded amortization of acquired product rights of $0.1 million and $0.9 million, respectively. The amortization and impairment of product rights for the six-months ended June 30, 2005 includes $0.6 million in respect of the impairment of Amphotec® recorded in anticipation of the divestiture of this product in 2005.

Research and development expenses

Research and development expenses were $24.8 million and $18.0 million for the three-month period ended June 30, 2006 and 2005, respectively, representing an increase of $6.8 million or 38%. Research and development expenses were $46.3 million and $34.9 million for the six-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $11.4 million, or 33%. The increase in spending for the three- and six-month periods ended June 30, 2006 compared with the same periods in 2005 was primarily due to increased spending in our two late-stage clinical development programs in IPF and the advancement of our pre-clinical HCV protease inhibitor program, as well as $2.3 million and $4.4 million of stock-based compensation expense for the three- and six-months ended June 30, 2006, respectively.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $4.4 million of stock-based compensation in 2006. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

Our development program expenses for the six months ended June 30, were as follows (in thousands):

Development Program	2006	2005

Pulmonology	$20,320	$12,985
Hepatology	11,592	6,932
Oncology	2,915	8,105
Programs — Non-specific	11,503	6,895

Total	$46,330	$34,917

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $10.1 million and $16.1 million for the three-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of $6.0 million or 37%. Selling, general and administrative expenses were $20.8 million and $31.7 million for the six-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of $11.0 million or 35%. The decreased spending for the three- and six-

month periods ended June 30, 2006 compared with the same period in 2005 was primarily attributable to the headcount reductions announced last November in field-based IPF disease awareness activities and a decrease in the number of personnel in the home office. This decrease was partially offset by stock-based compensation expense of $2.4 million and $5.0 million for the three- and six-month periods ended June 30, 2006, respectively. In 2006, including the impact of SFAS 123(R), we expect selling, general and administrative expenses to be in a range of $30.0 million to $45.0 million.

Provision taken in connection with a proposed comprehensive government settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. We are cooperating with the Department of Justice in this inquiry. On July 27, 2006, we announced that we had recorded a provision of $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period ending in January 2003. This proposed settlement, which is in the process of being negotiated, is expected to resolve all outstanding government investigations of InterMune.

Interest income

Interest income increased to $2.2 million for the three-month period ended June 30, 2006, compared to $1.0 million for the three-month period ended June 30, 2005 and increased to $4.4 million for the six-month period ended June 30, 2006, compared to $2.1 million for the six-month period ended June 30, 2005. These increases in interest income in the three- and six-month periods ended June 30, 2006 reflect increasing investment yields on our cash and short-term investments resulting from higher market interest rates and the increased cash position as a result of the $120.0 million in proceeds received in December 2005 from the sale of Infergen®.

Interest expense

Interest expense remained flat at $0.3 million and $0.6 million, respectively, for each of the three- and six-month periods ended June 30, 2006 and June 30, 2005. Interest expense for each of the reported periods is a result of our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income (expense)

Other income (expense) was $0.1 million expense for the three-month period ended June 30, 2006 compared to other expense of $0.2 million for the three-month period ended June 30, 2005. Other income (expense) was $0.1 million expense for the six-month period ended June 30, 2006 compared to other income of $0.5 million for the six-month period ended June 30, 2005. Other income of $0.5 million for the six-month period ended June 30, 2005 represented a foreign currency transaction gain.

Gain (loss) from Discontinued Operations

The gain (loss) from discontinued operations reflects the divestiture of our Infergen® product line to Valeant which was completed in December 2005. The gain (loss) from discontinued operations of $0.1 million and ($0.2) million in the three and six months ended June 30, 2006, respectively, compares to losses of ($9.2) million and ($16.3) million in the three and six months ended June 30, 2005, respectively. The components of the loss from discontinued operations for the three and six months ended June 30, 2005 included net revenue of Infergen®, the related cost of goods sold and amortization of acquired product rights, as well as certain allocated research and development and selling general and administrative expenses specific to Infergen®. Discontinued operations in 2006 consist primarily of transition services.

Liquidity and Capital Resources

At June 30, 2006, we had available cash, cash equivalents and available-for-sale securities of $180.1 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the

U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating Activities

Cash used in operating activities was $45.9 million during the six-month period ended June 30, 2006, comprised primarily of a net loss of $56.8 million and a significant decrease in accounts payable and accrued compensation of approximately $27.0 million. This use of cash is net of the $30.0 million provision for estimated settlement, stock-based compensation expense of $9.4 million and a decrease in accounts receivable of $3.3 million. The decrease in accounts payable and accrued compensation was the result of approximately $4.5 million in severance payments made in connection with the headcount reduction at the end of 2005 as a result of our decision to concurrently sell our Infergen® assets and reduce our investment in field-based IPF disease awareness activities. In addition, we reduced the days outstanding in our trade payables, thus reducing our accounts payable balance by approximately $17.0 million. The decrease in accounts receivable is primarily due to the decline in Actimmune® sales and the elimination of Infergen® sales. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $81.9 million in during the six-month period ended June 30, 2006, comprised primarily of purchases of short-term investments totaling $95.0 million, offset by approximately $13.1 million of short-term investment maturities. A portion of the $120.0 million in proceeds received from the sale of our Infergen® assets at the end of 2005 was invested during the first quarter of 2006 in accordance with our investment objectives.

Financing Activities

Cash provided by financing activities of $11.7 million for the six-month period ended June 30, 2006 was primarily due to the receipt of proceeds from issuance of common stock. A significant number of in-the-money stock options were exercised as a result of the headcount reduction at the end of 2005.

We do not have any “special purpose” entities that are not consolidated in our financial statements. We have no commercial commitments with related parties. We have no loans with related parties, except for executive loans to Dr. Marianne Armstrong, our Chief Medical Affairs and Regulatory Officer in the amount of $0.1 million (due April 2007), and Dr. Lawrence Blatt, our Chief Scientific Officer, in the amount of $0.1 million (due May 2007). Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.

We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, estimated proposed settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2007. However, this forward-looking statement is based upon the risks identified in this report; our current plans and assumptions, which may change; and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•	the commercial performance of Actimmune® or any of our product candidates in development that receive commercial approval;

•	our ability to partner our development and commercialization programs;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the pace of expansion of our sales and marketing capabilities, in preparation for product launches;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt;

•	the payments related to the estimated proposed settlement; and

•	whether we must repay the principal in connection with our convertible debt obligations.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2006 by effective maturity (in millions, except percentages):

					2010 and		Fair Value at
	2006	2007	2008	2009	Beyond	Total	June 30, 2006

Assets:
Available-for-sale securities	$150.7	$4.0	$18.0	—	—	$172.7	$173.3
Average interest rate	5.1%	5.2%	5.3%	—	—	5.1%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$144.2
Average interest rate	—	—	—	—	.25%	.25%	—

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

On August 7, 2006, Norman L. Halleen stepped down as Chief Financial Officer and Senior Vice President, Finance. He is being replaced by John C. Hodgman effective August 14, 2006.

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

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2005. Management assessed our internal control over financial reporting as of June 30, 2006, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2006. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. We are cooperating with the Department of Justice in this inquiry. On July 27, 2006, we announced that we reserved $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period ending in January 2003. This proposed settlement, which is in the process of being negotiated, is expected to resolve all outstanding government investigations of InterMune.

We expect that the settlement terms would not have a negative impact on our key research and development programs, including our two Phase III clinical programs of Actimmune® and pirfenidone for idiopathic pulmonary fibrosis and our protease inhibitor, ITMN-191, for the treatment of hepatitis C virus infections. Although the financial terms of the settlement are still under negotiation, we believe that it is appropriate to reserve $30 million to reflect the anticipated financial impact of the proposed settlement. In addition to a monetary settlement, which would be paid over a period of years, we anticipate that the comprehensive settlement will include various other terms, including a resolution of the pending investigations without criminal sanctions. Because the ultimate settlement terms may differ materially from the proposed settlement, we cannot predict whether the ultimate outcome of this inquiry will have a material adverse effect on our business.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune® derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF. Although we are developing Actimmune® for the treatment of IPF, Actimmune® may not be marketed for IPF before 2008, if at all. We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2010, if at all. We are developing ITMN 191, our protease inhibitor, for the treatment of hepatitis C and we plan to file a Clinical Trial Authorisation (“CTA”) with European regulatory authorities in the third quarter of 2006, but there is no guarantee that we will be able to make this filing by the end of that period.

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

If we fail to comply or fail to maintain our compliance with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, including a substantial fine, either of which could harm our business.

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

If the FDA imposes significant restrictions or requirements related to our products for any disease or withdraws its approval of any of our products for any disease for which they have been approved, our revenue would decline.

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

For a description of restrictions relating to the off-label promotion of our products, please see the risk factor titled, “If we fail to comply or fail to maintain our compliance with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, including a substantial fine, either of which could harm our business.” above.

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

We rely heavily on third parties for product and clinical development, manufacturing, marketing and distribution of our products.

We currently depend heavily and will depend heavily in the future on third parties for support in product development, clinical development, manufacturing, marketing and distribution of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products.

We rely on contract clinical research organizations (“CROs”), medical institutions and clinical investigators for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs, medical institutions and clinical investigators to conduct all of our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Any failure of such CROs to successfully accomplish clinical trial monitoring, data collection and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our products and obtain regulatory approval. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs. For example, in accordance with the terms of our amended supply agreement with BI, we have guaranteed a minimum annual purchase amount for Actimmune® in 2007 and through the remainder of the term of the agreement. In the event that we do not order a sufficient quantity of vials based on forecasted demand such that we do not meet the minimum annual purchase amount, we are required to pay to BI the difference. In any given year that we are required to make this payment, our gross margin percentage for Actimmune® would be adversely affected.

•	Manufacturers of our products are subject to ongoing periodic inspections by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices (“GMP”) regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

•	Failure to comply with strictly enforced GMP regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.” While we believe that all of these observations are being appropriately corrected without further comment or action from the FDA, failure to correct any deficiency could result in manufacturing delays.

•	When we need to transfer manufacturing services from one manufacturer to another, the FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.

•	Our manufacturers might not be able to or refuse to fulfill our commercial needs, which would require us to seek new manufacturing arrangements which would result in substantial delays in meeting market demand.

•	It may not be technically feasible to scale up or optimize an existing manufacturing process to meet demand or such scale-up may take longer than anticipated.

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

•	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us.

•	If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates. In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

•	If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

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

During the six months ended June 30, 2006, CuraScript, Inc. (formerly Priority Healthcare, Inc.) accounted for approximately 60% of our total product sales and 63% of our outstanding receivables. If this customer or any other customer that sells a significant portion of Actimmune® were to experience financial difficulties, or otherwise became unable or unwilling to sell Actimmune®, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenue in any period or harm our business generally.

If the specialty pharmacies and distributors that we rely upon to sell Actimmune® fail to perform, our business may be adversely affected.

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

Any such failure may result in decreased Actimmune® revenue, which would harm our business.

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

Our ability to commercialize our products or product candidates for particular diseases is highly dependent on the extent to which coverage and reimbursement for our products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as Medicare, Medicaid, the U.S. Public Health Service Agency or the Veterans’ Administration; and

•	other third-party payors.

Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products, particularly with respect to products that are prescribed by physicians for off-label use. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for our products, market acceptance of our products will be reduced, and our sales will suffer. Many third-party payors provide coverage or reimbursement only for FDA approved indications. If any large or if several third-party payors decide to deny reimbursement for Actimmune® used to treat IPF, sales of Actimmune® would decline, and our revenue would suffer.

Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendia listing. A drug compendia is produced by a compendia body, such as the United States Pharmacopoeia Drug Information, that lists approved indications that a product has received from the FDA. The compendia bodies also evaluate all of the clinical evidence to determine whether an off-label use of a product should be listed in the compendia as medically appropriate. A compendia listing of an off-label use is a requirement of third-party payors, such as Medicare and private payors, to cover that use. Applications for a compendia listing are often based upon the publication of certain data as abstracts or in peer reviewed journals whose publication is often outside the applicant’s control. If we are unable to achieve acceptance by a compendia body for Actimmune® for the treatment of IPF, third-party payors may decide to deny reimbursement for Actimmune® for the treatment of IPF, and fewer physicians may prescribe Actimmune® for such treatment.

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

In addition, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their “off-label” promotion of drugs. For information regarding allegations with respect to “off-label” promotion by us, please see the risk factor titled “If we fail to comply or fail to maintain compliance with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, it could result in regulatory enforcement action by the FDA or other governmental authorities, including a substantial fine, either of which could harm our business” above.

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

Composition of matter patent protection for pirfenidone molecule has expired in the United States and elsewhere. Marnac, Inc. (“Marnac”) and others have obtained patents in the United States and elsewhere relating to methods of use of pirfenidone for the treatment of certain diseases. We have licensed from Marnac and KDL GmbH (“KDL”) rights to a U.S. patent related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF. Marnac has retained rights under other U.S. and foreign patents for the use of pirfenidone to treat diseases other than fibrotic disorders. It is possible that Marnac will license these patent rights to third parties to develop, market, sell and distribute pirfenidone for these indications in the United States and elsewhere. It is also possible that a third party may develop pirfenidone for the treatment of certain diseases that are not covered by patents held by Marnac or those we licensed from Marnac. If Marnac or others were to license their method of use patents for non-fibrotic indications to a third party, or if a third party were to develop pirfenidone for a use that is not covered by any patents and such third parties successfully developed pirfenidone for non-fibrotic indications, we could face competition from third party products with the same active pharmaceutical ingredient as our product candidate. If a third party were to obtain FDA approval for the use of pirfenidone for an indication before we did, such third party would be first to market and could establish the price for pirfenidone. This could adversely impact our ability to implement our pricing strategy for the product and may limit our ability to maximize the commercial potential of pirfenidone. The presence of a lower priced competitive product with the same active pharmaceutical ingredients as our product could lead to use of the competitive product for our fibrotic indications. This could lead to pricing pressure for pirfenidone, which would adversely affect our ability to generate revenue from the sale of pirfenidone for fibrotic indications.

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

Net sales of Actimmune® for the six months ended June 30, 2006 were $48.5 million, compared to $53.6 million for the six months ended June 30, 2005, a decline of approximately 10%. If physicians do not prescribe Actimmune® for the treatment of IPF for the above reasons or any other reasons, our Actimmune® revenue will continue to decline. Revenue for Actimmune® may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune® or the treatment of IPF. The article concluded that “(i)n a well-defined population of patients with idiopathic pulmonary fibrosis, (Actimmune®) did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.” The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “(i)t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.” The editorial concluded by stating, “(s)tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of June 30, 2006, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $517.6 million at June 30, 2006. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune®. However, Actimmune® sales have decreased in recent periods and Actimmune® is currently our sole marketed product. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. We are cooperating with the Department of Justice in this inquiry. On July 27, 2006, we announced that we had recorded a provision of $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period ending in January 2003. This proposed settlement, which is in the process of being negotiated, is expected to resolve all outstanding government investigations of InterMune.

We expect that the settlement terms would not have a negative impact on our key research and development programs, including our two Phase III clinical programs of Actimmune® and pirfenidone for idiopathic pulmonary fibrosis and our protease inhibitor, ITMN-191, for the treatment of hepatitis C virus infections. Although the financial terms of the settlement are still under negotiation, we believe that it is appropriate to reserve $30.0 million to reflect the anticipated financial impact of the proposed settlement. In addition to a monetary settlement, which would be paid over a period of years, we anticipate that the comprehensive settlement will include various other terms, including a resolution of the pending investigations without criminal sanctions. Because the ultimate settlement terms may differ materially from the proposed settlement, we cannot predict whether the ultimate outcome of this inquiry will have a material adverse effect on our business.

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

We had 188 full-time employees as of July 31, 2006, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 24, 2006 in Brisbane, California. Of the 33,650,921 shares of InterMune Common Stock entitled to vote at the meeting, 30,262,542 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

The stockholders elected one director to serve for the ensuing three years and until his successor is elected. The votes regarding the election of the director were as follows:

Name	Shares Voted For	Votes Withheld

Jonathan S. Leff	29,001,817	1,260,725

The stockholders approved the ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006. There were 30,221,951 votes cast for the proposal, 35,591 votes cast against, 5,000 abstentions, and no broker non-votes.

Item 6.	Exhibits.

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
10	.1*	Product Acquisition Agreement by and between Valeant Pharmaceuticals North America and InterMune, Inc dated November 28, 2005.(5)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Norman L. Halleen Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 4, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
10	.1*	Product Acquisition Agreement by and between Valeant Pharmaceuticals North America and InterMune, Inc. dated November 28, 2005.(5)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.