Form 10-Q
period 2006-09-30
INTERMUNE INC
filed 2006-11-07
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of October 31, 2006, there were 34,031,205 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited, in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$55,162	$187,335
Available-for-sale securities	114,046	28,190
Accounts receivable, net of allowances of $1,171 at September 30, 2006 and $1,444 at December 31, 2005	8,774	16,223
Inventories	9,227	12,437
Prepaid expenses and other current assets	4,861	3,942

Total current assets	192,070	248,127
Property and equipment, net	6,792	7,274
Acquired product rights, net	1,292	1,667
Other assets	7,499	9,174

Total assets	$207,653	$266,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,553	$26,655
Accrued compensation	5,310	14,188
Provision for government settlement	5,000	—
Other accrued liabilities	16,085	21,989

Total current liabilities	32,948	62,832
Deferred rent	1,772	1,643
Provision for government settlement	31,944	—
Convertible notes	170,000	170,000
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 33,788 and 32,589 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	34	33
Additional paid-in capital	517,369	493,953
Deferred stock compensation	—	(2,092)
Accumulated other comprehensive income	217	754
Accumulated deficit	(546,631)	(460,881)

Total stockholders’ equity (deficit)	(29,011)	31,767

Total liabilities and stockholders’ equity (deficit)	$207,653	$266,242

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited, in thousands, except per share data)

Revenue, net
Actimmune®	$22,496	$25,793	$70,963	$79,390
Others	—	667	—	2,091

Total revenue, net	22,496	26,460	70,963	81,481
Costs and expenses:
Cost of goods sold	4,421	12,487	15,682	26,607
Amortization and impairment of acquired product rights	125	125	375	1,055
Research and development	32,084	19,210	78,414	54,127
Selling, general and administrative	9,212	14,408	30,002	46,153
Provision for government settlement	6,944	—	36,944	—

Total costs and expenses	52,786	46,230	161,417	127,942

Loss from operations	(30,290)	(19,770)	(90,454)	(46,461)
Other income (expense):
Interest income	2,283	1,006	6,653	3,073
Interest expense	(314)	(312)	(943)	(936)
Other income (expense), net	(40)	335	(167)	790

Loss from continuing operations	(28,361)	(18,741)	(84,911)	(43,534)
Discontinued operations:
Loss from discontinued operations	(623)	(5,027)	(839)	(21,368)

Net loss	$(28,984)	$(23,768)	$(85,750)	$(64,902)

Basic and diluted net loss per share
Continuing operations	$(0.86)	$(0.58)	$(2.58)	$(1.35)
Discontinued operations	$(0.02)	$(0.16)	$(0.02)	$(0.67)

	$(0.88)	$(0.74)	$(2.60)	$(2.02)

Shares used in computing basic and diluted net loss per share	33,100	32,272	32,932	32,156

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended
	September 30,
	2006	2005
	(Unaudited, in thousands)

Cash flows used in operating activities:
Net loss	$(85,750)	$(64,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,879	6,304
Provision for inventories	—	7,193
Stock-based compensation expense	13,209	1,478
Change in unrealized gain on foreign currency cash flow hedges	(539)	(756)
Deferred rent	129	108
Provision for government settlement	36,944	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,449	(1,529)
Inventories	3,210	3,884
Other assets	2	(4,509)
Accounts payable and accrued compensation	(28,980)	(9,860)
Other accrued liabilities	(5,904)	547

Net cash used in operating activities	(57,351)	(62,042)

Cash flows from investing activities:
Purchases of property and equipment	(1,400)	(1,935)
Purchases of available-for-sale securities	(106,934)	(70,276)
Sales of available-for-sale securities	1,226	57,369
Maturities of available-for-sale securities	19,852	75,948

Net cash provided by (used in) investing activities	(87,256)	61,106
Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,300	893
Other	134	112

Net cash provided by financing activities	12,434	1,005

Net increase (decrease) in cash and cash equivalents	(132,173)	69
Cash and cash equivalents at beginning of period	187,335	55,769

Cash and cash equivalents at end of period	$55,162	$55,838

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided solely from sales of Actimmune®. We also have preclinical and advanced stage clinical programs in the pulmonology and hepatology areas. As part of our efforts to refocus our corporate strategy, we completed the sale of our Infergen® product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen® related activities are reflected as discontinued operations in these financial statements.

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

Effective the third quarter of 2006, we began reporting provisions for estimated returns and rebate and Medicaid reserves as current liabilities. Previously, these provisions were included as part of our allowance for doubtful accounts and reduced our net accounts receivable. The effect of this change was an increase to both net accounts receivable and other accrued liabilities of approximately $1.5 million and $2.8 million at September 30, 2006 and December 31, 2005, respectively.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We purchase commercial and clinical products from Boehringer Ingelheim (“BI”) and settle our obligations in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune® from BI over the next year, we have considered instituting a foreign currency cash flow hedging program. In the past, we have hedged portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

At September 30, 2006, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune® were $0.3 million. Such amount will be recognized as a reduction of cost of goods sold ratably as the related units of Actimmune® are sold. At September 30, 2006, there were no outstanding derivative instruments.

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration (“FDA”) for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma. Accumulated amortization of this intangible asset was $2.2 million and $1.8 million at September 30, 2006 and December 31, 2005, respectively. Amortization expense for acquired product rights for each of the next four years until fully amortized is expected to be as follows: 2006 — $0.1 million; 2007 - $0.5 million; 2008 — $0.5 million; 2009 — $0.2 million.

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

The securities excluded were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Shares issuable upon exercise of stock options	5,828	6,778	5,828	6,778
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(28,984)	$(23,768)	$(85,750)	$(64,902)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	33,764	32,573	33,596	32,553
Less: weighted-average shares subject to repurchase	(664)	(301)	(664)	(397)

Weighted-average shares used in computing basic and diluted net loss per share	33,100	32,272	32,932	32,156

Basic and diluted net loss per share	$(0.88)	$(0.74)	$(2.60)	$(2.02)

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Amended and Restated 2000 Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended September 30, 2006 was $3.8 million and $13.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Basic and diluted net loss per share for the three and nine month periods ended September 30, 2006 were $0.07 and $0.24 higher, respectively, than if we had continued to account for stock-based compensation under APB 25. Stock-based compensation expense of $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2005, respectively,

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three and nine month periods ended September 30, 2005. See Note 9 for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the first nine month period of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine month period of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 10. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the nine month period ended September 30, 2006 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Severance	Cash	September 30,
	2005	Charges	Payments	2006

Workforce reduction	$4,733	$—	$4,651	$82

4.	DISCONTINUED OPERATIONS

We entered into a Product Acquisition Agreement (the “Agreement”) with a wholly-owned subsidiary of Valeant Pharmaceuticals Corporation (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen® from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 for approximately $122.1 million, including a fixed payment of approximately $2.1 million in 2007. Of the $122.1 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007. The operating results of our Infergen® activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations for all periods presented.

Summary operating results for the discontinued operations for each of the periods presented are as follows (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Infergen® revenue, net	$(346)	$10,161	$(585)	$25,290
Costs and expenses:
Cost of goods sold	276	4,061	(81)	10,158
Amortization and impairment of acquired product rights	—	590	—	1,770
Research and development	(2)	2,773	508	10,210
Selling, general and administrative	3	7,764	(173)	24,520

Total costs and expenses	277	15,188	254	46,658

Loss from discontinued operations	$(623)	$(5,027)	$(839)	$(21,368)

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Finished goods	$9,227	$12,437

Total	$9,227	$12,437

6.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(28,984)	$(23,768)	$(85,750)	$(64,902)
Change in unrealized gain (loss) on available-for-sale securities	244	84	2	25
Change in unrealized gain on foreign currency cash flow hedges	(66)	(406)	(539)	(756)

Comprehensive loss	$(28,806)	$(24,090)	$(86,287)	$(65,633)

Accumulated other comprehensive income consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Net unrealized loss on available-for-sale securities	$(63)	$(65)
Net unrealized gain on foreign currency cash flow hedges	280	819

Accumulated other comprehensive income	$217	$754

7.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of September 30, 2006, we had no other secured debt or senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense over the term of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at September 30, 2006 and December 31, 2005 was $2.2 million and $1.6 million, respectively.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have purchase commitments with BI for the manufacture and supply of Actimmune®. In 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune®. The agreement with BI generally provides for the exclusive supply by BI and exclusive purchase by us of Actimmune®. We are required to purchase a minimum amount of Actimmune® per year, and BI is required to supply Actimmune® to us, subject to certain limits. In July 2005, we amended the supply agreement with BI pursuant to which BI agreed to waive certain of our minimum purchase commitments for Actimmune® for 2005, and to reduce certain other minimum Actimmune® purchase requirements for 2006. With regard to certain minimum purchase requirements for 2007 and thereafter, BI granted us the option of either taking delivery of Actimmune® or paying for the difference between the amount of product actually purchased and the minimum purchase requirement. At September 30, 2006, our minimum purchase obligations totaled $102.7 million and are committed through the year 2012. Of these commitments, we have $1.2 million and $24.1 million of outstanding fixed purchase order commitments that become due and payable in 2006 and 2007, respectively. Our contractual obligation to BI is denominated in euros.

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $76.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Lease Commitments

In May 2006, we entered into an amendment to our existing lease to expand our existing office space by approximately 15,000 square feet. The lease expires concurrently with our existing facility lease in March 2011. Additional rent expense expected to be incurred up to the expiration date is as follows: $0.1 million for the remainder of 2006, $0.4 million for each of the years 2007 through 2010 and $0.1 million in 2011.

9.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune® in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Prior to its divestiture in December 2005, we also marketed Infergen® in the United States and Canada for chronic hepatitis C virus infections; and prior to its divestiture in May 2005, we also marketed Amphotec® worldwide for invasive aspergillosis. Revenue for the three and nine month periods ended September 30, 2005 has been adjusted to reflect the reclassification of Infergen® revenue into discontinued operations.

Our net revenue by product for the three and nine month periods ended September 30, were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Actimmune®	$22,496	$25,793	$70,963	$79,390
Others	—	667	—	2,091

Total net product sales	$22,496	$26,460	$70,963	$81,481

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue by region for the three and nine month periods ended September 30, was as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

United States	$22,473	$26,402	$70,861	$81,041
Other countries	23	58	102	440

Total net product sales	$22,496	$26,460	$70,963	$81,481

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 64% and 17%, respectively, of total accounts receivable at September 30, 2006, and three customers represented 46%, 12% and 11%, respectively, of total accounts receivable at December 31, 2005. No other customer represented more than 10% of accounts receivable at September 30, 2006 or December 31, 2005.

Revenue from customers representing 10% or more of total revenue during the nine month period ended September 30, 2006 and September 30, 2005, was as follows:

Customer	2006	2005

CuraScript, Inc. (formerly Priority Healthcare)	61%	59%
Caremark	21%	22%
Merck Medco	10%	7%

10.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the Amended and Restated 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. During the nine month period ended September 30, 2006, we issued 67,408 shares under the ESPP and 1,054,082 shares remained available for future issuance at September 30, 2006.

Restricted Stock Awards

In January 2006 we granted employees restricted stock awards for 404,450 shares of our common stock with a weighted-average fair value of $19.30 per share that vest in January 2008. The vesting may accelerate depending on the Company’s achievement of certain performance criteria over the two-year period, twenty-five percent each for four different milestones. In May 2006, the first of the four milestones was met. Grants made in 2004 and 2003 (none were granted in 2005) vest annually over a four-year period, thirty percent in each of the first three years and ten percent in the final year. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of these 2006 restricted stock awards and awards granted in 2004 and prior, we recognized $1.4 million and $5.2 million in compensation expense during the three and nine month periods ended September 30, 2006, respectively, compared to $0.5 million and $1.5 million in the three and nine month periods ended September 30, 2005, respectively. As all of the restricted stock awards vest through 2008, we will continue to recognize stock based compensation expenses related to the grants of these restricted awards. These

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 vest, we will recognize approximately $3.8 million in compensation expense over a weighted average remaining period of 1.2 years. However, no compensation expense will be recognized for stock awards that do not vest.

A summary of our restricted stock activity during the nine month period ended September 30, 2006 is presented in the following table:

		Weighted-Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2006	175,651	$16.02
Granted	404,450	19.30
Vested	(160,402)	18.06
Forfeited	(75,137)	17.67

Nonvested at September 30, 2006	344,562	$18.56

Stock Compensation Plans

We have three share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under our plans as of September 30, 2006 totals approximately 7.0 million shares, of which approximately 1.2 million shares were available for future issuance. Stock options granted under these plans are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest at a cumulative rate of 25% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.

General Option Information

The stock option and related activity during the nine month period ended September 30, 2006 under all of our stock compensation plans is summarized as follows:

	Outstanding Options
	Shares		Weighted
	Available	Number of	Average Exercise
	for Grant	Shares	Price per Share

Balance at December 31, 2005	1,700,906	6,449,030	$19.22
Granted	(1,305,438)	1,305,438	$15.74
Restricted shares granted	(404,450)	—	—
Forfeited	1,124,661	(1,124,661)	$26.13
Exercised	—	(801,631)	$14.56
Restricted shares forfeited	75,137	—	—

Balance at September 30, 2006	1,190,816	5,828,176	$17.75

At September 30, 2006, the weighted average remaining contractual term for the outstanding options is 7.9 years and the aggregate intrinsic value is approximately $11.7 million on that date. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was approximately $0.3 million and $3.5 million, respectively. Intrinsic value for stock options is defined as the difference between the current market value and the grant price.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 4.50 - $12.74	1,956,795	8.29	$11.47	875,693	$11.11
$12.84 - $16.80	1,509,672	9.31	$15.10	259,113	$14.566
$16.93 - $24.33	1,480,840	7.20	$19.77	1,061,905	$20.05
$24.50 - $53.00	880,869	5.54	$32.84	878,264	$32.85

	5,828,176	7.86	$17.75	3,074,975	$20.70

At September 30, 2006, the weighted average remaining contractual term for options exercisable is 6.9 years and the aggregate intrinsic value for those shares is approximately $5.1 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $19.3 million in compensation expense over a weighted average remaining period of 1.4 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Valuation and Expense Information under SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the nine month period ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended September 30, 2006 was $3.8 million and $13.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. For the three months ended September 30, 2006, approximately $1.9 million has been recorded in research and development (R&D) expense and the remaining $1.9 million has been recorded in selling, general and administrative (SG&A) expense. For the nine month period ended September 30, 2006, approximately $6.3 million has been recorded in R&D expense and the remaining $6.9 million has been recorded in SG&A expense. Approximately $0.2 million has been included in SG&A expense for the nine month period ended September 30, 2006 in connection with the amendment to our Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan. Basic and diluted net loss per share for the three and nine month periods ended September 30, 2006 were $0.07 and $0.24 greater, respectively, than if we had continued to account for stock-based compensation under APB 25. Stock-based compensation expense of $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2005, respectively, was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three and nine month periods ended September 30, 2005.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. A description of the assumptions follows:

•	Previously under SFAS 123, we estimated volatility using only our historical share price performance over the expected life of the option. Under SFAS No. 123(R), however, the Company, with the assistance of an outside consulting service, has refined its valuation methodology and estimated expected volatility using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected life of options granted represents the period of time the options are expected to be outstanding. The Company has applied the provisions of SAB 107 to determine the expected term.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Expected stock price volatility	55%	56%
Risk-free interest rate	4.7%	5.0%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—

The weighted-average fair value per share of options granted during the three and nine month periods ended September 30, 2006 was $8.96 and $9.06, respectively.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes model with the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Expected stock price volatility	69%	69%
Risk-free interest rate	3.7%	3.7%
Expected term (in years)	1.9	1.9
Expected dividend yield	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the three and nine month periods ended September 30, 2006 was $6.46.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine month period of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Had we used the fair value based accounting method for stock-based compensation expense prescribed by SFAS No. 123 for the three and nine month periods ended September 30, 2005, our net loss and net loss per share would have increased to the following pro-forma amounts (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net loss, as reported	$(23,768)	$(64,902)
Add: Stock-based employee compensation expense, included in reported net loss	500	1,478
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,191)	(12,695)

Pro forma net loss	$(28,459)	$(76,119)
Net loss per share:
Basic and diluted — as reported	$(0.74)	$(2.02)

Basic and diluted — pro forma	$(0.88)	$(2.37)

Prior to the adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Expected stock price volatility	71%	71%
Risk-free interest rate	4.2%	4.2%
Expected term (in years)	6.7	6.6
Expected dividend yield	—	—

The weighted-average fair value per share of options granted during the nine month period ended September 30, 2005 was $8.45.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Expected stock price volatility	74%	76%
Risk-free interest rate	3.2%	2.9%
Expected term (in years)	2.0	2.0
Expected dividend yield	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the nine month period ended September 30, 2005 was $8.51.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	SUBSEQUENT EVENTS

Collaboration Agreement with Roche

On October 16, 2006 we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”). Under the Collaboration Agreement, we will collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which is currently expected to enter clinical trials before the end of 2006. We will also collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, we will conduct Phase I studies for ITMN-191, and thereafter Roche will lead clinical development and commercialization. Upon closing, we will receive an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments. Roche will fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we will co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We will receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co-commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement. The transaction closed on October 30, 2006 following the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act.

Department of Justice Settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune® for idiopathic pulmonary fibrosis (“IPF”) by former InterMune employees during a period ending in June 2003. As part of this comprehensive settlement, InterMune entered into a Civil Settlement Agreement with the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. In addition, InterMune entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement, InterMune will pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. We recorded a $ 6.9 million charge during the third quarter of 2006 in addition to the $30.0 million recorded during the second quarter of 2006 to reflect the final terms of the Civil Settlement Agreement. InterMune will make the first installment payment of $5.0 million within 10 days of judicial approval of the Deferred Prosecution Agreement, and will make additional payments on the remaining amount over the next five years in annual installments as set forth in the table below. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in scheduled payments if InterMune receives over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging InterMune with one count of off-label promotion of

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actimmune® for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if InterMune complies with the provisions of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement becomes effective when approved by the United States District Court for the Northern District of California.

Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services agrees to waive any potential exclusion of InterMune from participation in federal health care programs provided that InterMune complies with the terms of the Corporate Integrity Agreement for a period of five years. As part of the agreement, InterMune agrees to retain an independent review organization to conduct periodic reviews of its promotional processes and policies as well as reviews of certain medical affairs group records.

The following table reflects the schedule of payments due under the settlement (in thousands):

Year	Principal	Interest	Total

2006	$5,000	$—	$5,000
2007	3,403	1,597	5,000
2008	5,073	1,427	6,500
2009	5,826	1,174	7,000
2010	8,118	882	9,000
2011	9,524	476	10,000

Total	$36,944	$5,556	$42,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	governmental regulation and approval;

•	sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, and future expenses;

•	our research and development expenses and other expenses;

•	the timing and payment of settlement amounts pursuant to our Civil Settlement Agreement with the government and potential restrictions on our business related to the Deferred Prosecution Agreement and Corporate Integrity Agreement with the government;

•	the timing and payment of milestone payments under the Collaboration Agreement with Roche ;and

•	our operational and legal risks.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and nine-month period ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for stock-based compensation.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. SFAS 123(R) supersedes the Company’s previous accounting under APB 25. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended September 30, 2006 was $3.8 million and $13.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Stock-based compensation expense of $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2005 was related to restricted stock which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three and nine month periods ended September 30, 2005.

If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 became vested, we would recognize approximately $3.8 million in compensation expense over a weighted average remaining period of 1.2 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we would recognize approximately $19.3 million in compensation expense over a weighted average remaining period of 1.4 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. On April 26, 2001, we changed our name from InterMune Pharmaceuticals, Inc. to InterMune, Inc. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen® product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”) in December 2005, for approximately

$120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.1 million promissory note from Valeant due in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based idiopathic pulmonary fibrosis (“IPF”) disease awareness activities, which, when combined with the sale of our Infergen® assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. As a result of these decisions made during the latter part of 2005, we currently have the following key development programs: Actimmune® for IPF, pirfenidone for IPF, the HCV protease inhibitor program and a new target in hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. We have sustained losses in every year since inception and, as of September 30, 2006, we had an accumulated deficit of $546.6 million. On October 16, 2006 we entered into the Collaboration Agreement whereby we will collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191. On October 25, 2006, we reached a comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period that ended in June 2003. We recorded a $6.9 million charge during the third quarter of 2006 in addition to the $30.0 million recorded during the second quarter of 2006 to reflect the final terms of the civil agreement. The settlement resolves all outstanding government investigations of InterMune without criminal sanctions. The Company will pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. The first annual installment of $5.0 million is due and payable in the fourth quarter of 2006. As part of the settlement, we also entered into corporate integrity and deferred prosecution agreements with the government.

Approved Product

Our sole approved product is Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the nine month periods ended September 30, 2006, Actimmune® accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

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

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating in vitro high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN 191” (formerly known as ITMN B) as our lead compound and are currently advancing this compound through toxicology and other clinical trial authorisation-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN- 191. On October 16, 2006, we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”). Under the Collaboration Agreement, InterMune and Roche will collaborate to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which is currently expected to enter clinical trials before the end of 2006. The companies will also collaborate on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

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

• Hepatology

In hepatology, we are working to provide expanded treatment options for patients suffering from HCV infections. Prior to the end of 2005, we were focusing our hepatology efforts on those HCV patients that did not show a sufficient and sustained virologic response to pegylated interferons plus ribavirin. These patients are referred to as HCV “PEG non-responders.” Because we anticipate a shift in HCV treatment paradigm from non-specific immunomodulator drugs toward direct targeted therapies such as protease and polymerase inhibitors, we decided to divest our Infergen® product in 2005. In connection with the sale of the Infergen® product to Valeant, we are no longer focusing our hepatology efforts on the PEG non-responder patient population. We are now focusing our hepatology program on the development of small molecules for the treatment of HCV, the first of which is our protease inhibitor program which we believe may have a broad application in the overall HCV patient population. Under the Collaboration Agreement with Roche we will collaborate to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191 and novel second-generation HCV protease inhibitors.

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

We initiated a second Phase III clinical trial of Actimmune® for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. The INSPIRE trial required the enrollment of approximately 600 patients, all of which were enrolled by the end of 2005. According to the protocol, when we neared the enrollment of the 600th patient, we conducted a prespecified sample size re-evaluation. The results of the re-evaluation determined that the overall mortality rate observed at that early point in the trial was somewhat lower than forecast in the study protocol. Consequently, as provided in the protocol, we made the decision in October 2005 to increase the pre-specified sample size of the trial by approximately 200 patients to increase the likelihood that the protocol-specified number of events will have occurred by the time the trial is scheduled to conclude in late 2007. On April 13, 2006, we completed enrollment of the INSPIRE trial by enrolling a total of 826 patients. The INSPIRE trial is scheduled to conclude near the end of 2007, and we expect to disclose top-line data from the trial in early 2008.

We have rights to develop and commercialize Actimmune® for a broad range of diseases in the United States, Canada and Japan. We are collaborating with Boehringer Ingelheim GmbH (“BI”), which has similar rights in Europe and the rest of the world, to develop and commercialize interferon gamma-1b under the trade name Imukin®.

We are also developing pirfenidone for the treatment of IPF. In 2005 we finalized the design of a Phase III clinical program for pirfenidone (otherwise known as the “CAPACITY” program) after receiving input from the FDA and the European Medicines Agency (“EMEA”). This program is designed to enroll approximately 580 patients with mild to moderate forms of IPF in two separate, concurrent multi-national Phase III trials.

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

Product Development Status

The following chart shows the status of our product development programs as of September 30, 2006:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Actimmune® — Idiopathic pulmonary fibrosis (INSPIRE)				X
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Pirfenidone Analog	X
Hepatology
Protease Inhibitor program — ITMN-191	X
Second Target in hepatology	X

Results of Operations

The following discussion of our results of operations for the comparative periods excludes Infergen® revenue and related expenses. These amounts are reflected in discontinued operations as a result of the sale of the Infergen® product to Valeant in December 2005.

Revenue

Total product revenue was $22.5 million and $26.5 million for the three-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 15%. Total product revenue was $71.0 million and $81.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 13%. These decreases were primarily attributable to decreases in sales of Actimmune®, Amphotec®, a product line we divested in May 2005, and Aralast®, a product we ceased co-promoting in December 2005. For the three- and nine-month periods ended September 30, 2006, Actimmune® accounted for all of our net product revenue compared to 97% of our total product revenue in the three and nine month periods ended September 30, 2005. Substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $4.4 million and $12.5 million for the three-month periods ended September 30, 2006 and 2005, respectively. The gross margin percentage for our products was 80% and 53% for these periods in 2006 and 2005, respectively. The improvement in gross margin for the third quarter of 2006, when compared to the same period in 2005, was the result of a charge of $7.2 million, or $0.22 per share, in the third quarter of 2005 related to excess Actimmune® inventory.

Cost of goods sold were $15.7 million and $26.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The gross margin for our products was 78% and 67%, respectively, for these periods in 2006 and 2005. This improvement is attributable to the same reason noted above for the three month period.

Exchange rate fluctuations between the U.S. dollar and the Euro may adversely affect cost of goods sold on Actimmune® purchased from BI. We have, in the past, utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations on purchases. However, no forward exchange contracts had been established in 2005 or to date in 2006.

Amortization of acquired product rights

We recorded amortization of acquired product rights of $0.1 million and $0.4 million for the three- and nine-month periods ended September 30, 2006, respectively. For the three- and nine-month periods ended September 30, 2005, we recorded amortization of acquired product rights of $0.1 million and $1.1 million, respectively. The amortization and impairment of product rights for the nine-months ended September 30, 2005 includes $0.8 million in respect of the impairment of Amphotec® recorded in anticipation of the divestiture of this product in 2005.

Research and development expenses

Research and development expenses were $32.1 million and $19.2 million for the three-month period ended September 30, 2006 and 2005, respectively, representing an increase of $12.9 million or 67%. Research and development expenses were $78.4 million and $54.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively, representing an increase of $24.3 million, or 45%. The increase in spending for the three- and nine-month periods ended September 30, 2006 compared with the same periods in 2005 was related to manufacturing, preclinical and Clinical Trial Authorization (CTA)-related expenses for ITMN-191, our preclinical hepatitis C virus (HCV) protease inhibitor, and increased spending on the company’s second Phase III clinical development program in idiopathic pulmonary fibrosis (IPF), CAPACITY, as well as $1.9 million and $6.3 million of stock-based compensation expense for the three- and nine-months ended September 30, 2006, respectively.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $6.3 million of stock-based compensation in 2006. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

Our development program expenses for the nine month periods ended September 30, were as follows (in thousands):

Development Program	2006	2005

Pulmonology	$34,425	$20,002
Hepatology	24,003	11,759
Oncology	3,444	11,595
Programs — Non-specific	16,542	10,771

Total	$78,414	$54,127

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

Based on our existing budgeted programs and including the impact of SFAS 123(R), we expect research and development expenses to be at the high end of the range of $90.0 million to $105.0 million in 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses were $9.2 million and $14.4 million for the three-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of $5.2 million, or 36%. Selling, general and administrative expenses were $30.0 million and $46.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of $16.2 million, or 35%. The decreased spending for the three- and nine-month periods ended September 30, 2006 compared with the same period in 2005 was primarily attributable to the headcount reductions announced last November in field-based IPF disease awareness activities and a decrease in the number of personnel in the home office. This decrease was partially offset by stock-based compensation expense of $1.9 million and $6.9 million for the three- and nine-month periods ended September 30, 2006, respectively. In 2006, including the impact of SFAS 123(R), we expect selling, general and administrative expenses to be in a range of $30.0 million to $45.0 million.

Provision for government settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006, we reached a comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period that ended in June 2003. A $6.9 million charge was recorded during the third quarter of 2006 in addition to the $30.0 million recorded during the second quarter of 2006 to reflect the final terms of the civil agreement. The settlement resolves without criminal sanctions, all outstanding government investigations of InterMune. The Company will pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. The first annual installment of $5.0 million is due and payable in the fourth quarter of 2006. As part of the settlement, InterMune also entered into corporate integrity and deferred prosecution agreements with the government.

Interest income

Interest income increased to $2.3 million for the three-month period ended September 30, 2006, compared to $1.0 million for the three-month period ended September 30, 2005 and increased to $6.7 million for the nine-month period ended September 30, 2006, compared to $3.1 million for the nine-month period ended September 30, 2005. These increases in interest income in the three- and nine-month periods ended September 30, 2006 reflect increasing investment yields on our cash and short-term investments resulting from higher market interest rates and the increased cash position as a result of the $120.0 million in proceeds received in December 2005 from the sale of Infergen®.

Interest expense

Interest expense remained flat at $0.3 million and $0.9 million, respectively, for each of the three- and nine-month periods ended September 30, 2006 and September 30, 2005. Interest expense for each of the reported periods is a result of our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income (expense)

Other income (expense) was immaterial for the three-month period ended September 30, 2006 compared to other income of $0.3 million for the three-month period ended September 30, 2005. Other income (expense) was $0.2 million expense for the nine-month period ended September 30, 2006 compared to other income of $0.8 million for the nine-month period ended September 30, 2005. Other income of $0.8 million for the nine-month period ended

September 30, 2005 represented a foreign currency transaction gain, partially offset by the loss on the divestiture of Amphotec®.

Loss from Discontinued Operations

The loss from discontinued operations reflects the divestiture of our Infergen® product line to Valeant which was completed in December 2005. The loss from discontinued operations of $0.6 million and $0.8 million in the three and nine month periods ended September 30, 2006, respectively, compares to losses of $5.0 million and $21.4 million in the three and nine month periods ended September 30, 2005, respectively. The components of the loss from discontinued operations for the three and nine month periods ended September 30, 2005 included net revenue of Infergen®, the related cost of goods sold and amortization of acquired product rights, as well as certain allocated research and development and selling general and administrative expenses specific to Infergen®. Discontinued operations in 2006 consist primarily of transition services which are expected to be completed by the end of 2006.

Liquidity and Capital Resources

At September 30, 2006, we had available cash, cash equivalents and available-for-sale securities of $169.2 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating Activities

Cash used in operating activities was $57.4 million during the nine-month period ended September 30, 2006, comprised primarily of a net loss of $85.8 million and a significant decrease in accounts payable and accrued compensation of approximately $29.0 million. This use of cash is net of the $36.9 million provision for government settlement, stock-based compensation expense of $13.2 million and a decrease in accounts receivable of $7.4 million. The decrease in accounts payable and accrued compensation was the result of approximately $4.5 million in severance payments made in connection with the headcount reduction at the end of 2005 as a result of our decision to concurrently sell our Infergen® assets and reduce our investment in field-based IPF disease awareness activities. In addition, we reduced the days outstanding in our trade payables, thus reducing our accounts payable balance by approximately $20.1 million. The decrease in accounts receivable is primarily due to the decline in Actimmune® sales and the elimination of Infergen® sales. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $87.3 million during the nine-month period ended September 30, 2006, comprised primarily of purchases of short-term investments totaling $106.9 million, offset by approximately $19.9 million of short-term investment maturities. A portion of the $120.0 million in proceeds received from the sale of our Infergen® assets at the end of 2005 was invested during the first quarter of 2006 in accordance with our investment objectives.

Financing Activities

Cash provided by financing activities of $12.4 million for the nine-month period ended September 30, 2006 was primarily due to the receipt of proceeds from issuance of common stock. A significant number of in-the-money stock options were exercised as a result of the headcount reduction at the end of 2005.

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

We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations and the upfront payment expected from Roche in connection with our collaboration agreement, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2007. However, this forward-looking statement is based upon the risks identified in this report; our current plans and assumptions, which may change; and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•	sales of Actimmune® or any of our product candidates in development that receive commercial approval;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the pace of expansion of our sales and marketing capabilities, in preparation for product launches;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt;

•	the payments related to the Civil Settlement Agreement with the government;

•	the timing and size of the payments we may receive from Roche pursuant to the Collaboration Agreement; and

•	whether we must repay the principal in connection with our convertible debt obligations.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2006 by effective maturity (in millions, except percentages):

							Fair Value at
					2010 and		September 30,
	2006	2007	2008	2009	Beyond	Total	2006

Assets:
Available-for-sale securities	$121.0	$13.8	$30.0	—	—	$164.8	$165.7
Average interest rate	5.2%	5.0%	5.3%	—	—	5.2%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$160.2
Average interest rate	—	—	—	—	.25%	.25%	—

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

On August 7, 2006, Norman L. Halleen stepped down as Chief Financial Officer and Senior Vice President, Finance. He has been replaced by John C. Hodgman effective August 14, 2006.

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

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2005. Management assessed our internal control over financial reporting as of September 30, 2006, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2006. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims relating to promotional activities for Actimmune® for idiopathic pulmonary fibrosis (“IPF”) by former InterMune employees during a period ending in June 2003. As part of this comprehensive settlement, InterMune entered into a Civil Settlement Agreement with the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. In addition, InterMune entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement, InterMune will pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. InterMune will make the first installment payment of $5.0 million within 10 days of judicial approval of the Deferred Prosecution Agreement, and will make additional payments on the remaining amount over the next five years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in scheduled payments if InterMune receives over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging InterMune with one count of off-label promotion of Actimmune® for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if InterMune complies with the provisions of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement becomes effective when approved by the United States District Court for the Northern District of California.

Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services agrees to waive any potential exclusion of InterMune from participation in federal health care programs provided that InterMune complies with the terms of the Corporate Integrity Agreement for a period of five years. As part of the agreement, InterMune agrees to retain an independent review organization to conduct periodic reviews of its promotional processes and policies as well as reviews of certain medical affairs group records.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune® derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF. Although we are developing Actimmune® for the treatment of IPF, Actimmune® may not be marketed for IPF before 2008, if at all. We are developing pirfenidone for the treatment of IPF, but pirfenidone will not be marketed for any diseases before 2010, if at all. We are developing ITMN-191, our protease inhibitor, for the treatment of hepatitis C and have filed a Clinical Trial Authorisation (“CTA”) with French Medicinal and Biological Products Evaluation Directorate in the third quarter of 2006, but there is no guarantee that we will be successful in the clinical development of ITMN-191.

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

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients experience side effects with unacceptable levels of severity;

•	patients withdraw or die during a clinical trial for a variety of reasons, including adverse events associated with the advanced stage of their disease and medical problems that may or may not be related to our products or product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our contract laboratories fail to follow good laboratory practices;

•	the interim results of the clinical trial show lack of benefit;

•	sufficient quantities of the trial drug are not available; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

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

During the nine month period ended September 30, 2006, CuraScript, Inc. (formerly Priority Healthcare, Inc.) accounted for approximately 60% of our total product sales and 64% of our outstanding receivables. If this customer or any other customer that sells a significant portion of Actimmune® were to experience financial difficulties, or otherwise became unable or unwilling to sell Actimmune®, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenue in any period or harm our business generally.

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

We currently depend upon one collaboration partner, Roche, for support in the development and commercialization of our HCV product candidates. If our collaboration agreement with Roche terminates, our business and, in particular, the development and commercialization of our HCV product candidates would be significantly harmed.

On October 16, 2006, we entered into the Collaboration Agreement with Roche. Under the Collaboration Agreement, we will collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which is currently expected to enter clinical trials before the end of 2006. We will also collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the Collaboration Agreement, we are entitled to receive reimbursement and sharing of expenses incurred in connection with the development of these product candidates and additional milestone payments from Roche. In addition, if any of the product candidates we have licensed to Roche are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. After April 30, 2007, Roche may terminate the Collaboration Agreement in its entirety, in any country, subject to certain limitations for major countries, or with respect to any product or product candidate licensed under the Collaboration Agreement for any reason on six months’ written notice. If the Collaboration Agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business could be materially adversely affected.

If Roche fails to perform its obligations under the Collaboration Agreement, we may not be able to successfully commercialize our product candidates licensed to Roche and the development and commercialization of our product candidates could be delayed, curtailed or terminated.

Under the Collaboration Agreement, if marketing authorization is obtained, we will co-promote or co-market with Roche our lead candidate compound ITMN-191, and/or any other product candidates licensed to Roche, as applicable, in the United States and Roche will market and sell ITMN-191 and/or any other product candidates licensed to Roche, throughout the rest of the world. Roche will also be responsible for the manufacturing of the global commercial supply for ITMN-191 and/or any other product candidates licensed to Roche. As a result, we will depend upon the success of the efforts of Roche to manufacture, market and sell ITMN-191, and/or any other product candidates if approved. However, we have little to no control over the resources that Roche may devote to such manufacturing and commercialization efforts and, if Roche does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits that we anticipate, and our results of operations may be adversely affected.

If we materially breach the representations and warranties we made to Roche under the Collaboration Agreement or any of our other contractual obligations, Roche has the right to seek indemnification from us for damages it suffers as a result of such breach. These amounts could be substantial.

We have agreed to indemnify Roche and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the Collaboration Agreement. If one or more of our representations and warranties were not true at the time we made them to Roche, we would be in breach of the Collaboration Agreement. In the event of a breach by us, Roche has the right to seek indemnification from us for damages suffered by Roche as a result of such breach. The amounts for which we could become liable to Roche may be substantial.

Roche has the right under certain circumstances to market and sell products that compete with our product candidates that we have licensed to Roche, and any competition by Roche could have a material adverse effect on our business.

Roche has agreed that, except as set forth in the Collaboration Agreement, it will not develop or commercialize certain specific competitive products except that this agreement not to compete extends only until May 2010 at the earliest and October 2011 at the latest and if, during the exclusivity period, neither ITMN-191 nor any other product candidate is in clinical development, Roche may develop or commercialize such certain specific competitive products; provided if they do, we will have the right to terminate the Collaboration Agreement. Accordingly, Roche may under certain circumstances develop or commercialize competitive products. Roche has significantly greater financial, technical and human resources than we have and they are better equipped to discover, develop, manufacture and commercialize products. In addition, Roche has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Roche competes with us, our business could be materially and adversely affected.

Risks Related to Governmental Regulation of our Products

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

If we fail to fulfill our obligations under the Deferred Prosecution Agreement with the U.S. Department of Justice or the Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services it could have a material adverse effect on our business.

On October 26, 2006, we announced that we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services. Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California filed an

Information charging InterMune with one count of off-label promotion of Actimmune® for use with IPF, but has agreed to defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if we comply with the provisions of the Deferred Prosecution Agreement. Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services has agreed to waive any potential exclusion against us from participation in federal health care programs provided that we comply with the terms of the Corporate Integrity Agreement for a period of five years. If we do not satisfy our obligations under the Deferred Prosecution Agreement, the U.S. Attorney can proceed with the prosecution against us for actions involving the off-label promotion of Actimmune® for use with IPF, as set forth in the Information, and may consider additional actions against us, which could have significant adverse effects on our operations and financial results. If we do not satisfy our obligations under the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services could potentially exclude us from participation in federal health care programs, which could have significant adverse effects on our operations and financial results.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business

If physicians do not prescribe Actimmune® or prescribe it less often for the treatment of IPF, our revenue will decline.

Physicians may choose not to prescribe Actimmune® or provide fewer patient referrals for Actimmune® for the treatment of IPF if:

•	Actimmune® is not approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune® for the treatment of IPF;

•	in our initial Phase III clinical trial, Actimmune® failed to meet the primary and secondary endpoints;

•	physicians prefer to enroll their patients in our Phase III clinical trial of Actimmune® or another trial for the treatment of IPF, including our Phase III pirfenidone trials;

•	Actimmune® does not have a drug compendia listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

•	physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization;

•	physicians are not confident that Actimmune® has a clinically significant treatment effect for IPF;

•	a competitor’s product shows a clinically significant treatment effect for IPF; or

•	physicians believe that the article and editorial in the January 8, 2004 issue of the New England Journal of Medicine were negative concerning Actimmune® as a treatment for IPF.

Net sales of Actimmune® for the nine month period ended September 30, 2006 were $71.0 million, compared to $79.4 million for the nine month period ended September 30, 2005, a decline of approximately 11%. If physicians do not prescribe Actimmune® for the treatment of IPF for the above reasons or any other reasons, our Actimmune® revenue will continue to decline. Revenue for Actimmune® may have been adversely affected by the publication of an article and a related editorial in the January 8, 2004 issue of the New England Journal of Medicine regarding the results of our initial Phase III trial of Actimmune® for the treatment of IPF. The article concluded that “(i)n a well-defined population of patients with idiopathic pulmonary fibrosis, (Actimmune®) did not affect progression-free survival, pulmonary function, or the quality of life. Owing to the size of and duration of the trial, a clinically significant survival benefit could not be ruled out.” The related editorial that appeared in the January 8, 2004 New England Journal of Medicine, among other things, cast doubt on our study’s indication of “increased survival among patients who were compliant with interferon gamma-1b treatment” by stating, “(i)t should be emphasized that survival data based on one year of observation in a disease with an unknown date of onset and a life expectancy of two to five years after diagnosis may be very misleading.” The editorial concluded by stating, “(s)tudies of other promising agents ... are indicated, since interferon gamma-1b has not proved to be the answer.”

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of September 30, 2006, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations and the upfront payment expected from Roche in connection with our collaboration agreement, will be sufficient to fund our operating expenses, government settlement, debt obligations and capital requirements under our current business plan through at least the end of 2007. However, our current plans and assumptions may change, and our capital requirements may increase in future periods. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

If we continue to incur net losses for a period longer than we anticipate, we may be unable to continue our business.

We have incurred net losses since inception, and our accumulated deficit was approximately $546.6 million at September 30, 2006. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune®. However, Actimmune® sales have decreased in recent periods and Actimmune® is currently our sole marketed product. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We had 196 full-time employees as of October 31, 2006, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 6.	Exhibits.

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
32	.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ John C. Hodgman
John C. Hodgman
Chief Financial Officer and Senior Vice President,
Finance (Principal Financial and Accounting
Officer and Duly Authorized Officer)

Date: November 6, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
32	.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.