Form 10-K
period 2006-12-31
INTERMUNE INC
filed 2007-03-30
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29801

INTERMUNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3296648
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

3280 Bayshore Boulevard
Brisbane, CA 94005
(Address of principal executive offices, including Zip Code)

(415) 466-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value (based upon the closing sales price of such stock as reported on the NASDAQ Global Market on such date) of the voting and non-voting stock held by non-affiliates of the registrant was $235,908,101. Excludes an aggregate of 19,412,920 shares of the registrant’s common stock held by officers and directors and by each person known by the registrant to own 5% or more of the registrant’s outstanding common stock as of June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 28, 2007, the number of outstanding shares of the registrant’s common stock was 34,322,474 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

INTERMUNE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen® product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International

(“Valeant”) in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.1 million promissory note from Valeant due and paid to us in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based idiopathic pulmonary fibrosis (“IPF”) disease awareness activities, which, when combined with the sale of our Infergen® assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. As a result of these decisions made during the latter part of 2005, we have had the following key development programs in place throughout 2006: Actimmune® for IPF (which, effective March 2007, has been discontinued), pirfenidone for IPF, the chronic hepatitis C virus (“HCV”) protease inhibitor program and a new target in hepatology. In October 2006, we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Hoffmann-LaRoche Inc. and F. Hoffmann-LaRoche Ltd. (collectively, “Roche”) to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period that ended in June 2003. We recorded a $36.9 million charge during 2006 to reflect the final terms of the civil settlement agreement. The settlement resolves all outstanding government investigations of InterMune without criminal sanctions. We agreed to pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. As part of the settlement, we also entered into corporate integrity and deferred prosecution agreements with the government. We have sustained losses in every year since inception and, as of December 31, 2006, we had an accumulated deficit of $568.1 million.

Our total revenue, loss from continuing operations and net loss for each of the years ended, and our total assets as of, December 31, 2006, 2005, and 2004 are summarized in the following table:

	2006	2005	2004
	(In thousands)

Total revenue*	$90,784	$110,496	$128,680
Loss from continuing operations	(105,962)	(57,648)	(45,043)
Net loss	(107,206)	(5,235)	(59,478)
Total assets	257,583	266,242	266,011

*	Total revenue for each of the years ended 2005 and 2004 have been adjusted to reflect the reclassification of Infergen® revenue into discontinued operations.

Approved Product

Our sole approved product is Actimmune®, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). During 2005, our three approved products were Actimmune®, Infergen®, approved for the treatment of patients with compensated liver disease who have chronic HCV infections, and Amphotec®, approved for the treatment of invasive aspergillosis. In May 2005, we sold the Amphotec® product to Three Rivers Pharmaceuticals, LLC (“Three Rivers”). In December 2005, we sold the Infergen® product to Valeant. For the years ended December 31, 2006, 2005 and 2004, Actimmune® accounted for substantially all of our product revenue and substantially all of that revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

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

•  Pulmonology

In pulmonology, we are developing a single therapy for the treatment of IPF. IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function. There is no FDA approved therapy for IPF. Although conclusive data does not exist, we estimate that approximately 83,000 people suffer from IPF in the United States. We are developing one clinically advanced compound for the treatment of IPF, pirfenidone.

We are developing pirfenidone for the treatment of IPF. In 2005 we finalized the design of a Phase III clinical program for pirfenidone (otherwise known as the “CAPACITY” program) after receiving input from the FDA and the European Medicines Agency (“EMEA”). This program is designed to enroll approximately 580 patients with mild to moderate forms of IPF in two separate, concurrent multi-national Phase III trials. The primary endpoint of these trials is lung function, as measured by change in forced vital capacity (“FVC”), which is believed to be an important measure of disease progression. Phase II studies of pirfenidone suggest that pirfenidone may be effective in preventing a decline in lung function and disease progression. On April 27, 2006 we announced that we had initiated the CAPACITY program by enrolling the first patient in the program and have continued to make progress throughout 2006 towards our goal of enrolling approximately 580 patients. In March 2007, we announced our intent to refine and expand the CAPACITY program to include an increase in the number of patients as well as treatment duration.

We initiated a second Phase III clinical trial of Actimmune® for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent data monitoring committee (DMC). In a planned interim analysis that included a total of 115 deaths, the DMC found the overall survival result crossed a predefined stopping boundary for lack of benefit of Actimmune® relative to placebo. Among the 826 randomized patients, there was not a statistically significant difference between treatment groups in overall mortality (14.5% in the Actimmune group as compared to 12.7% in the placebo group). Based on a preliminary review of the interim safety data, the adverse events associated with Actimmune® therapy appeared generally consistent with prior clinical experience, including constitutional symptoms, neutropenia and possibly pneumonia. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune® related assets are recoverable for at least their $9.4 million net carrying value, if sales decline below our revised estimates, we may incur asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns. Further, we may incur termination fees related to our supplier and clinical research organization contracts.

•  Hepatology

In hepatology, we are working to provide expanded treatment options for patients suffering from HCV infections. We are focusing our hepatology program on the development of small molecules for the treatment of HCV, the first of which is our protease inhibitor program which we believe may have a broad application in the overall HCV patient population.

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

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN 191” (formerly known as ITMN B) as our lead compound and have advanced this compound through toxicology and other clinical trial authorization-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors. Under the Collaboration Agreement with Roche, we will collaborate to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006, and novel second-generation HCV protease inhibitors.

•  Ovarian Cancer

We also were evaluating Actimmune® in patients with ovarian cancer in a Phase III trial (otherwise known as the “GRACES” trial). On February 2, 2006, we announced our decision to discontinue the GRACES trial evaluating the safety and efficacy of Actimmune® in combination with standard of care chemotherapy in patients with advanced ovarian cancer. After reviewing the results of an analysis of progression free survival time and an interim analysis of overall survival time, an independent Data Safety Monitoring Board recommended the discontinuation of the ongoing post-treatment follow-up of patients in the study. This recommendation was based on a shorter overall survival time in patients who received Actimmune® plus standard of care chemotherapy compared to patients who received standard of care chemotherapy alone.

•  Other Assets

Our oritavancin and Amphotec® assets did not fit within our core focus areas of pulmonology and hepatology. Therefore, we divested these non-core assets during 2005.

Product Development Status

The following chart shows the status of our product development programs as of December 31, 2006:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Actimmune® — Idiopathic pulmonary fibrosis (INSPIRE)*				X
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Pirfenidone Analog	X
Next generation gamma interferon	X
Hepatology
Protease Inhibitor program — ITMN-191		X
Next generation protease inhibitor	X
Second Target in hepatology	X

*	Effective March 2007, this development program has been discontinued.

Our Strategy

We intend to use our current capital resources and any potential revenue provided by sales of Actimmune® to fund the development of our advanced-stage pulmonology pipeline and our research and development-stage hepatology pipeline.

Our strategy for achieving these objectives include:

Focusing our Development Efforts in the Areas of Pulmonology and Hepatology.  Historically, we have pursued development opportunities in the areas of pulmonology, hepatology, infectious disease and oncology. During 2003 and 2004, we narrowed our focus to development and commercial efforts in pulmonology and hepatology in order to more effectively compete, manage our resources and sustain our business. During 2005, we further narrowed our focus to three core development programs: Actimmune® in IPF (which, effective March 2007, has been discontinued), pirfenidone in IPF and our protease inhibitors in hepatology.

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

Obtaining FDA Approval for our Compounds in Pulmonology and Hepatology.  We are developing pirfenidone and our protease inhibitors for diseases for which preclinical studies and clinical trials have shown evidence that they may be potentially effective treatments. We believe that pirfenidone may have potential as a treatment for IPF. We also believe that our protease inhibitors may have potential to treat patients with HCV infections.

Establishing Appropriate Alliances.  We believe that we have significant opportunities to achieve additional revenue and to offset expenses by establishing appropriate development or commercial alliances in pulmonology and hepatology. Such alliances may help us accelerate our development efforts, offset our expenses and mitigate our risks. We have entered into a Collaboration Agreement with Roche to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191

Evaluating Appropriate Product Acquisition Candidates.  We continue to evaluate appropriate product acquisition candidates that we believe could complement our existing pulmonology and hepatology portfolios.

Approved Product

Our sole approved product is Actimmune® which is approved by the FDA only for the treatment of two rare congenital disorders: CGD and severe, malignant osteopetrosis. Actimmune® is also approved for these indications by the health authorities in numerous other countries.

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

We have the exclusive rights to develop and commercialize Actimmune® for a broad range of diseases in the United States, Canada and Japan. We are collaborating with BI, which is developing and commercializing interferon gamma-1b in Europe and the rest of the world under the trade name Imukin®. See “License and Other Agreements.” Substantially all of our revenue from sales of Actimmune® have been derived from off-label uses of Actimmune® rather than the treatment of osteopetrosis or CGD.

Development Programs

Pulmonology

We are developing pirfenidone for the treatment of IPF.

Idiopathic Pulmonary Fibrosis.

IPF is a disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. The prognosis is poor for patients with IPF, which occurs primarily in persons 40 to 70 years old. Based on the published literature, median survival time from diagnosis is two to five years in patients with IPF, and most patients die from the complications associated with IPF. Although conclusive data does not exist, we estimate that approximately 83,000 people suffer from IPF in the United States, approximately one-half of whom have mild to moderate disease severity. There is no FDA approved therapy available for the treatment of IPF.

Actimmune® for Idiopathic Pulmonary Fibrosis.  We were developing Actimmune® for the treatment of IPF. We reported data from our first Phase III clinical trial of Actimmune® for the treatment of IPF (GIPF-001) in August 2002. Although this trial failed to meet its primary and secondary endpoints, it provided us with information regarding the disease, appropriate clinical endpoints and the treatment effect of Actimmune® on patients. Based on analysis of this data, we initiated a second Phase III clinical trial of Actimmune® for the treatment of IPF (GIPF-007, or the “INSPIRE” trial) in December 2003. Effective March 2007, we have discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent DMC.

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

In 2004, we completed the data analysis and preclinical work necessary to design and conduct a pirfenidone registration program for IPF. In May 2005, the American Journal of Respiratory and Critical Care Medicine (AJRCCM) published results from a double-blind, randomized, placebo-controlled Phase II trial evaluating pirfenidone for the treatment of patients with IPF. This 107 patient study with a planned 12 month treatment period was conducted in Japan by Shionogi & Co., LTD (“Shionogi”) and was terminated after only nine months based on the recommendation of an independent Data Safety Monitoring Board following an interim analysis. This analysis suggested favorable effects of pirfenidone on acute exacerbations and other efficacy parameters. In December 2006, Shionogi reported positive results of their Phase III clinical trial of patients with IPF who were treated with pirfenidone. This clinical trial was conducted in Japan. We maintain data sharing agreements with Shionogi which may assist us with our Phase III program.

During 2005, we finalized the design of the Phase III program for pirfenidone in IPF after receiving input from the FDA and the EMEA. This program is designed to enroll a total of approximately 580 patients with mild to moderate forms of IPF in two separate, concurrent multi-national Phase III trials. The primary endpoint of these trials is lung function as measured by change in forced vital capacity (“FVC”), which is believed to be an important measure of disease progression. Phase II studies of pirfenidone suggest that pirfenidone may be effective in preventing a decline in lung function and disease progression. On April 27, 2006, we announced that we had initiated the CAPACITY program by enrolling the first patient in the program and have continued to make progress throughout 2006 towards our goal of enrolling approximately 580 patients. In March 2007, we announced our intent to refine and expand the CAPACITY program to include an increase in the number of patients as well as treatment duration.

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

Protease Inhibitor Program

Results from scientific studies have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose ITMN 191 as our lead compound and have advanced this compound through toxicology and other clinical trial authorization-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors. Under the Collaboration Agreement with Roche, we will collaborate to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191, which entered Phase Ia clinical trials late in 2006, and novel second-generation HCV protease inhibitors.

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

PEG-Alfacon-1 for Chronic Hepatitis C Virus Infections

To further expand the limited treatments for HCV infections, we have derived a pegylated form of Infergen®, PEG-Alfacon-1, which was being designed to offer patients an alternative therapy with less frequent dosing than non-pegylated interferons, including Infergen®. In late 2003, we completed a Phase I clinical trial to evaluate PEG-Alfacon-1 as a potential treatment for chronic HCV infections. We presented the data from our Phase I clinical trial at a medical conference in 2005. Due to limited interest by potential partners, long development timelines and high costs, we have discontinued development of PEG-Alfacon-1 effective June 2006.

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

In two Phase III clinical trials with oritavancin for the treatment of complicated skin and skin-structure infections (“CSSSIs”), oritavancin achieved the primary efficacy endpoint and demonstrated that oritavancin was as effective as the comparator regimen of vancomycin followed by cephalexin, which is a commonly used regimen. However, the FDA requested an additional clinical safety study be completed prior to the submission of a New Drug Application, or NDA, for oritavancin for the treatment of CSSSIs. In December 2005, we sold our worldwide rights to oritavancin to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and potential clinical related milestone payments of up to $9.0 million. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Effective February 2007, these objectives have been met by Targanta and, upon conversion of the promissory note, we now hold approximately 1.7 million shares of Targanta Series C preferred stock. In connection with this 2005 transaction, Eli Lilly & Company (“Eli Lilly”)waived its right to collect a $10.0 million milestone payment which had previously been accrued by us. We also received a seat on the Targanta board of directors.

Divesture of Amphotec®

Amphotec® is an FDA approved lipid-form of amphotericin B indicated for the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of amphotericin B deoxycholate in effective doses, and in patients with invasive aspergillosis where prior amphotericin B deoxycholate has failed. Systemic fungal infections that do not respond to initial treatment with standard antifungal treatment regimens are typically treated with amphotericin B, the active ingredient in Amphotec®. This product is approved in the United States under the name Amphotec® and in more than 40 other countries under the name Amphocil®. In 2004, we announced our intent to divest Amphotec® and in May 2005, we sold Amphotec® to Three Rivers for cash consideration. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec®. During the fourth quarter of 2006, the first of these sales targets was met and we received $0.5 million from Three Rivers in the first quarter of 2007.

Discontinuation of Actimmune® Trial for Ovarian Cancer.

We were conducting the GRACES trial, which was an 847-patient Phase III clinical trial of Actimmune® in combination with carboplatin and paclitaxel for the first-line treatment of ovarian cancer in women who have undergone surgical resection. On February 2, 2006, we announced our decision to discontinue the GRACES trial evaluating the safety and efficacy of Actimmune® in combination with standard of care chemotherapy in patients with advanced ovarian cancer. After reviewing the results of an analysis of progression free survival time and an interim analysis of overall survival time, an independent Data Safety Monitoring Board recommended the discontinuation of the ongoing post-treatment follow-up of patients in the study. This recommendation was based on a shorter overall survival time in patients who received Actimmune® plus standard of care chemotherapy compared to patients who received standard of care chemotherapy alone. As a result, we do not intend to conduct further development of Actimmune® for the treatment of ovarian cancer.

License and Other Agreements

Roche License and Collaboration Agreement (Protease Inhibitors)

In October 2006, we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Roche. Under the Collaboration Agreement, InterMune and Roche will collaborate to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes InterMune’s lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006. The companies also agreed to collaborate on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, InterMune agreed to conduct Phase I studies for ITMN-191, and thereafter Roche will lead clinical development and commercialization. Upon closing, InterMune received a non-refundable upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, InterMune could potentially receive up to $470.0 million in milestone payments. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, the companies will co-commercialize the product in the United States and share profits on a 50-50 basis. InterMune will receive royalties on any sales of the product outside of the United States. InterMune has the right to opt-out of either co-development and/or co-commercialization of ITMN-191 in exchange for higher royalties on ex-United States sales and royalties instead of profit sharing in the United States, as applicable. The economic terms for ITMN-191 could also apply to additional compounds that InterMune and Roche develop under the Collaboration Agreement.

Genentech, Inc. License Agreement (Actimmune®)

In 1998, we obtained a license from Genentech, Inc. (“Genentech”) for patents relating to Actimmune®. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune® rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune® in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune® for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune® for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune® in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune®, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune® for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune® for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune®. We had made royalty payments of approximately $67.2 million in the aggregate, but no milestone payments, under this agreement through December 31, 2006. If all of the milestones under this agreement are achieved, we would be required to make further milestone payments of $3.2 million. We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech. Our rights to certain therapeutic uses for Actimmune® under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Boehringer Ingelheim International GmbH (Imukin®)

In 2001, we formed a collaboration with BI to clinically develop and seek regulatory approval for interferon gamma-1b, the active ingredient in Actimmune®, in certain diseases, and to commercialize a liquid formulation of interferon gamma-1b under one or more of BI’s trade names, including Imukin®, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties will seek to develop and obtain regulatory approval for the use of Imukin® in the treatment of a variety of diseases, including IPF, ovarian cancer, CGD and osteopetrosis. The agreement provides that we will fund and manage clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement. BI will pay us royalties on sales of the product when it meets a specified minimum sales level. BI has an option to exclusively promote Imukin® in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which BI does not do so. If we opt to promote the product in those countries or for those new diseases for which BI does not, we will pay royalties to BI on sales of the product in those countries and/or for those new diseases. We had neither paid nor received any royalties under this agreement through December 31, 2006, and there are no milestone payments under this agreement. The agreement will expire, on a country-by-country basis, upon expiration of the parties’ royalty obligations in each country covered by the agreement. Such royalty obligations generally expire fifteen years after regulatory approval of Imukin® for certain specified indications in the relevant country. If no such regulatory approvals are granted in a particular country, the royalty obligations in such country will expire in 2016. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party or for the insolvency of the other party. In addition, we have the right to terminate the agreement with respect to certain countries at any time subsequent to regulatory approval for IPF.

Connetics Corporation (acquired by Stiefel Laboratories, Inc.) (Actimmune®)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune® and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune® until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune®. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune® for the treatment of scleroderma. We had made royalty payments of approximately $1.5 million in the aggregate through December 31, 2006. There are no milestone payments pursuant to this agreement.

Amgen Inc. (Infergen®, PEG-Alfacon-1 and Interferon Gamma)

In 2001, we entered into a licensing and commercialization agreement with Amgen through which we obtained an exclusive license in the United States and Canada to Infergen® and the rights to an early stage program to develop a pegylated form of Infergen® PEG-Alfacon-1. Infergen® is currently approved in both the United States and Canada to treat chronic HCV infections. Under the agreement, we had the exclusive right to market Infergen® and clinically develop it for other indications in the United States and Canada. In December 2004, we amended our licensing and commercialization agreement with Amgen to remove certain non-competition restrictions on Amgen with respect to alpha interferons in exchange for a specified reduction in the royalties payable by us to Amgen on Infergen® sales should Amgen engage in certain competitive activities as well as Amgen’s consent to transfer the manufacturing of Infergen® to a new supplier. (See section entitled “Manufacturing” below). We initially paid Amgen $29.0 million for up-front license and other fees and milestones with respect to our license, and had been obligated to pay royalties on sales of Infergen®. In March 2003, we commenced a Phase I clinical trial for PEG-Alfacon-1, which required us to make a $1.5 million milestone payment to Amgen pursuant to the terms of the agreement. We had made royalty and milestone payments of approximately $40.0 million under this agreement in the aggregate through December 31, 2005. These rights and obligations with respect to Infergen® under the agreement have been assumed by Valeant as part of our sale of the Infergen® product to Valeant in December 2005. We have discontinued development of PEG-Alfacon-1.

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac, Inc. (“Marnac”) and its co-licensor, KDL GmbH (“KDL”), their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. Future milestone payments will be based on the progress of clinical development of pirfenidone. We had made no royalty or milestone payments under this agreement through December 31, 2006. If all of the milestones under this agreement are achieved, we would be required to make milestone payments of $14.5 million. Our rights to the licensed products under the agreement could revert to Marnac if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. The agreement is scheduled to expire upon the later of the expiration of the primary patent licensed under the agreement; or on a disease-by-disease and country-by-country basis (as determined by reference to the indications for which pirfenidone is approved in such country) on the later of (i) the expiration of market exclusivity in such country (if any) resulting from the grant of orphan drug designation to pirfenidone for the treatment of a human fibrotic disease; and (ii) the expiration of the last valid and enforceable claim in a issued licensed patent claiming the use of pirfenidone to treat such disease in such country. Following expiration of the agreement, we will retain a fully paid-up, royalty-free, perpetual, irrevocable, sublicenseable license to the patents, know-how, and other intellectual property rights licensed under the Agreement. We may terminate the agreement after giving the requisite notice to Marnac. In the event Marnac or KDL terminate the agreement, we have the right to seek specific performance of the agreement.

Novartis Corporation (formerly Chiron Corporation) (Small Molecule Therapeutics)

In 2004, we entered into a license agreement with Novartis Corporation (“Novartis”) which granted us the right to discover, develop and commercialize small molecule therapeutic agents against certain HCV targets that are covered by patents owned by Novartis. In consideration for this license, we paid Novartis a nonrefundable fee of approximately $0.4 million in 2004 and are required to make milestone payments based on the clinical progress of ITMN-191. In 2006, we expensed $0.5 million upon initiation of the Phase Ia clinical trials for ITMN-191. Assuming that all of the remaining milestones under this agreement are achieved, we will be required to make milestone payments of $4.5 million. In addition, Novartis is entitled to receive royalties on future product sales.

Array BioPharma Inc. (Small Molecule Therapeutics)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting hepatitis with Array. We fund drug discovery research conducted by Array based on the number of Array scientists working on the research phase of the agreement and we are responsible for all development and commercialization. Array will be entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as low single-digit royalties on net sales of products derived from the collaborative efforts. The original term of this agreement expired in September 2004 and has since been extended to June 2007, subject to certain conditions. In addition, in December 2004, the agreement was amended to provide a mechanism for us to purchase certain intellectual property rights arising from the collaboration. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target. This research collaboration extends through March 2007.

Assuming that all of the remaining milestones under these agreements are achieved, we will be required to make milestone payments of $8.5 million. Total research and development expenses related to this agreement were $10.2 million, $7.5 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the $10.2 million in 2006 is a $0.5 million milestone payment for the initiation of the Phase Ia clinical trial for ITMN-191. Included in the $5.7 million in 2004 is a non-refundable fee of $2.5 million paid in connection with securing the right to purchase Array’s ownership interest in certain collaboration patents.

Shearwater Corporation (PEG-Alfacon-1)

In June 2002, we entered into a development, license and manufacturing agreement with Shearwater Corporation (“Shearwater”), a wholly-owned subsidiary of Nektar Therapeutics, to access Shearwater’s pegylation technology in order to develop a pegylated version of Infergen®. Under the terms of the agreement, we received a co-exclusive license with Maxygen from Shearwater in exchange for an up-front payment of $500,000 and future milestone and royalty payments. We terminated this agreement in June 2006 and had paid $250,000 in milestone payments, but no royalty payments, under this agreement in the aggregate through the date of termination.

Maxygen Holdings Ltd. (Next-Generation Interferon Gamma)

We have a license and collaboration agreement with Maxygen to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune®. If preclinical data provide compelling proof of concept for a longer-acting interferon gamma compound, our plan would be to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that meet these criteria. We have funded Maxygen’s optimization and development of these next-generation interferon gamma products and retain exclusive worldwide commercialization rights for all human therapeutic indications. Our diligence obligations include a minimum level of clinical development expenditures for an initial period of time, as well as the general obligation to use commercially reasonable efforts to clinically develop, seek regulatory approval for and commercialize a product in specified major market countries. The agreement terms include up-front license fees and full research funding, as well as development and commercialization milestone payments, which are payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products. In addition, Maxygen will receive royalties on product sales. We had made payments of approximately $9.7 million under this agreement in the aggregate through December 31, 2006. We paid Maxygen a total of $87,000 and $106,000 for the years ended December 31, 2006 and 2004, respectively. We did not make any payments in 2005. If all of the milestones under this agreement are achieved, we would be required to make additional milestone payments of $43.0 million.

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

ALZA Corporation (Amphotec®)

In 2001, we entered into a product acquisition agreement with ALZA Corporation, now a subsidiary of Johnson & Johnson, in which we acquired the rights to Amphotec®. We had made royalty payments of approximately $1.3 million, but no milestone payments, under this agreement in the aggregate through December 31, 2005. We assigned this agreement to Three Rivers in May 2005 in connection with Three Rivers’ purchase of the Amphotec® product.

Manufacturing

We contract with qualified third-party manufacturers to produce our products and product candidates. This manufacturing strategy enables us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

Boehringer Ingelheim Austria GmbH (Actimmune®)

In 2000, we entered into a supply agreement with BI for the clinical and commercial supply of Actimmune®. The agreement with BI generally provides for the exclusive supply by BI and exclusive purchase by us of

Actimmune®. We are required to purchase a minimum amount of Actimmune® per year, and BI is required to supply Actimmune® to us, subject to certain limits. On July 26, 2005, we amended the supply agreement with BI pursuant to which BI agreed to waive certain of InterMune’s minimum purchase commitments for Actimmune® for 2005 and to reduce certain other minimum Actimmune® purchase requirements for 2006. In December 2006, we further amended the agreement pursuant to which BI has agreed to reduce our per vial price for purchases of Actimmune® in 2007 and 2008 in consideration for a prepayment in 2006 of approximately 3.4 million euros (approximately $4.5 million). As of December 31, 2006, we were obligated to make aggregate minimum purchases of Actimmune® from BI in the years 2007 through 2012 of $91.6 million. With regard to certain minimum purchase requirements in 2007 and thereafter, BI has granted us the option of either taking delivery of Actimmune® or paying for the difference between the amount of product actually purchased and the minimum purchase requirement. If BI is not able to supply all of our requirements for Actimmune®, we may choose an additional manufacturer. However, we are not entitled to seek such a secondary source until BI has informed us of its unwillingness or inability to meet our requirements. BI may have the right to terminate the agreement if we materially breach the minimum yearly purchase obligation for Actimmune® that is specified in the agreement. In the event that we decide that our minimum yearly purchase obligation under the agreement exceeds our annual requirements for Actimmune®, the agreement provides a mechanism by which we can decrease on a going-forward basis such purchase obligation, in exchange for appropriate adjustments to the financial terms of the agreement, to be negotiated by the parties at time of such adjustments. The agreement will expire on December 31, 2012. However, in the event that we were to proceed with a supplemental BLA for Actimmune®, we have the option to extend the initial term of the agreement up to December 31, 2021. The agreement continues to automatically renew for successive four-year periods, unless one party provides the other with a written notice of its election not to renew the agreement. In addition, we have the right to terminate the agreement immediately in the event that health authorities prevent use in clinical trials or the marketing of Actimmune®. Given the fact that the Phase III INSPIRE trial was unsuccessful and discontinued in March 2007, in addition to the mechanism set forth in the agreement which allows us to decrease our minimum yearly purchase obligations on a going-forward basis (with adjustments to the financial terms to be negotiated by the parties), we are currently reviewing other aspects of the contracts that we believe are relevant to our future purchase commitments, including our ability to cancel previously provided forecasts and eliminate our purchase obligations. In addition, the December 2006 prepayment has been charged to cost of goods sold in our 2006 results of operations.

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

Actimmune

We have acquired an exclusive license under certain Genentech patents to develop, use and sell interferon gamma-1b, the active ingredient in Actimmune®, in particular fields in the United States, Canada and Japan under our license agreement with Genentech. This license agreement covers more than 12 United States patents and related foreign patents and/or patent applications filed in Japan and Canada. Certain of the United States patents covering DNA vectors and host cells relating to interferon gamma-1b have expired in 2005 and in 2006 without material impact to our business. In addition, a United States patent relating to the composition of interferon gamma-1b expires in 2014. Other material United States patents expire between 2009 and 2013. Under the Genentech license, we pay Genentech royalties on the sales of Actimmune®, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune® for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune® for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune®. Two United States composition-of-matter patents acquired from Amgen covering interferon-gamma analogs, including interferon gamma-1b, expire in 2022.

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

Pirfenidone for IPF

There is no FDA approved therapy available for the treatment of IPF. We believe that the primary competition for pirfenidone, if approved by the FDA for the treatment of IPF, will initially consist of products that are approved for other indications and for which clinical development for IPF is contemplated or underway, such as Enbrel®, Gleevec® and Tracleer®. In 2005, Phase II clinical trials for both Tracleer® and Enbrel® failed to reach their primary endpoints.

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

Commercial Operations, Product Distribution and Medical Affairs

Reorganization of Commercial Operations

In connection with the divestiture of Infergen®, we also made significant reductions in our commercial operations in late 2005, including a significant reduction in our field-based IPF disease awareness activities. We plan to rebuild a commercial presence in the future if and when Phase III data from the research and development pipeline warrant that investment. We continue to have a strategic marketing group that will continue to support the supply and reimbursement of Actimmune® for its labeled indications, CGD and severe, malignant osteopetrosis. This group is also responsible for strategic planning in preparation for the potential launch of pirfenidone for the treatment of IPF.

Product Distribution

In the United States, Actimmune® is sold primarily to distributors and specialty pharmacies who distribute directly to patients. During the year ended December 31, 2006, the primary specialty pharmacies and distributors for Actimmune® were CuraScript, Inc. (formerly Priority Healthcare, Inc.), Caremark, Inc. and Merck Medco, which accounted for 57%, 22% and 11%, respectively, of our total net product sales.

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

Medical Affairs

We have a Medical Affairs Department that maintains current, scientific-based information about pulmonology and hepatology for the benefit of heath care providers, patients and caregivers, as well as our employees. Our Medical Science Liaisons are responsible for maintaining relationships with physicians who are regional and national thought leaders, supporting clinical trial awareness and enrollment and supporting investigator sponsored trials. Other functions of our Medical Affairs Department are medical education, medical information, publications and administration.

Sales by Geographic Region

Our total revenue by region for the years ended December 31, was as follows (in thousands):

	2006	2005	2004

United States	$90,185	$110,017	$126,288
Rest of the world	599	479	2,392

Totals*	$90,784	$110,496	$128,680

*	Total revenue for each of the years ended 2005 and 2004 have been adjusted to reflect the reclassification of Infergen® revenue into discontinued operations.

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

The process required by the FDA before our potential products, or previously approved products to be marketed for the treatment of new diseases in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	FDA approval of a new BLA, a new NDA, or a BLA or NDA supplement.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any new approvals for our products will be granted on a timely basis, if at all.

Prior to commencing a clinical trial in the U.S., we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the application. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence such a clinical trial. Further, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences.

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

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, we are aware that physicians are prescribing Actimmune® for the treatment of IPF, although we do not promote Actimmune® for the treatment of IPF, and the FDA has not approved the use of Actimmune® for the treatment of this disease. Substantially all of our Actimmune® revenue is derived from physicians’ prescriptions for off-label use for IPF. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA approved drugs for off-label uses. A company may engage in truthful, non-misleading, and non-promotional speech concerning its products. We may also educate physicians about a particular disease state and how that disease is properly diagnosed so that patients who qualify for the clinical trial might be identified. We also may survey physicians who are lawfully prescribing our products for off-label uses to monitor patients’ experiences, particularly as to whether safety issues have arisen. We may also, pursuant to FDA policies, respond to unsolicited requests from health care professionals and engage in appropriate scientific exchange of information about unapproved uses. We have engaged in these lawful activities in the past and continue to engage in some of them today. We have polices and procedures in place to regulate the lawful promotion of our marketed products within their labeled indications. Employees are trained to follow these policies and procedures and must certify that they will abide by them. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. While we believe we are currently in compliance with the FDA’s regulations relating to off-label promotion, the regulations are subject to varying interpretations which continue to evolve. Failure to comply with these requirements in the past or with respect to future activities can result in regulatory enforcement action by the FDA and other governmental bodies, which would have an adverse effect on our revenue, business and financial prospects. On November 9, 2004 we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune® for IPF by former InterMune employees during a period ending in June 2003. For a more complete description of this matter see “Item 3. Legal Proceedings” below.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the United States, (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in very limited circumstances). Orphan drug designation exclusivity lasts for 10 years in the European Union. We have filed and intend to file for orphan drug designation for those diseases we target that meet the criteria for orphan drug exclusivity. For example, Actimmune® has orphan drug exclusivity for severe, malignant osteopetrosis. Actimmune® and pirfenidone have been granted orphan drug designation for the treatment of IPF by the FDA and EMEA. Although obtaining FDA and EMEA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that we will be able to maintain this designation for Actimmune® or pirfenidone, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Research and Development

We established an in-house applied research group in 2002 to conduct applied research. We also currently contract preclinical research to qualified third-party research organizations such as academic institutions or private contract labs. Our research and development expenses were $103.8 million, $82.7 million and $75.7 million for the years ended December 31, 2006, 2005 and 2004. Research and development expenses for each year presented have been adjusted to reflect the reclassification of Infergen® related activities into discontinued operations.

Facilities

All of our facilities and long-lived assets are located in the United States. Our facilities currently consist of 55,898 square feet of office space located at our headquarters at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this facility. In January 2005, we entered into an operating lease agreement to sublease an additional 12,988 square feet of office space which consists of 11,444 square feet of usable area and 1,544 square feet of common area located at the second floor of 3240 Bayshore Boulevard, Brisbane, CA 94005. In connection with the divestiture of Infergen® and the reduction in our field-based IPF disease awareness activities, we no longer required the use of this space and have terminated this sublease effective April 2006. In May 2006, we entered into an amendment to our existing lease to expand our existing office space by approximately 15,000 square feet. The lease expires concurrently with our existing facility lease in March 2011. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or accommodate expansion of our operations.

Employees

As of February 28, 2007, we had 195 full-time employees. Of the full-time employees, 128 were engaged in research and development and 67 were engaged in general and administrative positions. In connection with the sale of the Infergen® product to Valeant and the significant reduction in our field-based IPF disease awareness activities in 2005, we eliminated approximately 160 employee positions. As a result of our decision to discontinue the INSPIRE trial, we expect to reorganize the Company. On March 20, 2007, we announced reductions in staff of up to approximately 50%, which will occur during the next several quarters of 2007. We believe that our relations with our employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding our executive officers and key employees as of February 28, 2007:

Name	Age	Title

Daniel G. Welch	49	Chief Executive Officer and President
Marianne T. Armstrong, Ph.D.	52	Chief Medical Affairs and Regulatory Officer
Lawrence M. Blatt, Ph.D.	45	Chief Scientific Officer
Williamson Z. Bradford, M.D., Ph.D.	45	Vice President, Clinical Science
John C. Hodgman	52	Senior Vice President of Finance and Chief Financial Officer
Thomas R. Kassberg	46	Senior Vice President, Corporate Development and Commercial Operations
Steven B. Porter, M.D., Ph.D.	50	Chief Medical Officer
Cynthia Y. Robinson Ph.D.	48	Senior Vice President, Development Operations
Howard A. Simon, Esq., SPHR	48	Senior Vice President, Human Resources and Corporate Services and Associate General Counsel
Robin J. Steele, Esq.	51	Senior Vice President of Legal Affairs, General Counsel and Corporate Secretary

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

Williamson Z. Bradford, M.D., Ph.D. Dr. Bradford has served as our Vice President of Clinical Science since January 2004. From July 2001 to January 2004, Dr. Bradford held several positions including most recently Vice President, Clinical Research, responsible for our pulmonary development efforts. From 1999-2001, Dr. Bradford served as Director, Clinical Science at IntraBiotics Pharmaceuticals, Inc., a pharmaceutical company and from 1998-1999, Dr. Bradford served as Clinical Scientist at Genentech, Inc., a pharmaceutical company. Prior to 1998, Dr. Bradford held various academic and clinical positions including Assistant Professor of Medicine at the University of California, San Francisco (UCSF). Dr. Bradford holds an M.D. from the University of North Carolina at Chapel Hill, School of Medicine, a Ph.D. from the University of California, Berkeley, School of Public Health, and was trained in internal medicine and infectious diseases at UCSF. He is board-certified in infectious diseases and serves as an Assistant Clinical Professor of Medicine in the Division of Infectious Diseases at UCSF.

John C. Hodgman. Mr. Hodgman has served as our Senior Vice President of Finance and Chief Financial Officer since August 2006. Prior to joining InterMune, Mr. Hodgman served as President and Chief Executive Officer of Aerogen, Inc. from June 2005 to October 2005 until its acquisition by Nektar. From August 1998 to December 2005, he served as Chairman, President and Chief Executive Officer of Cygnus, Inc. Mr. Hodgman also served as Vice President of Finance, Chief Financial Officer of Cygnus from August 1994 to August 1998 in addition to serving as President of Cygnus’ Diagnostic Division. He currently serves on the Board of Directors of two public companies, Immersion Corporation and AVI BioPharma, Inc. Mr. Hodgman holds a B.S. from Brigham Young University and an M.B.A. from the University of Utah.

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

Howard A. Simon, Esq, SPHR. Mr. Simon has served as our Senior Vice President, Human Resources and Corporate Services and Associate General Counsel since May 2004. Mr. Simon joined us from ABD Insurance and Financial Services, a financial services firm, where he was Senior Vice President, Human Resources & Associate Counsel from June 2003 to March 2004. Prior to ABD, Mr. Simon was the principal in HR & Employment Law Solutions, a consulting firm specializing in the biotechnology industry from February 2002 to June 2003. He served as Vice President, Human Resources at Maxygen, Inc. from 1999 to 2001. He holds an undergraduate degree from UC Berkeley, a law degree from the Boalt Hall School of Law (UC Berkeley), and a Master’s Degree from the Graduate Theological Union of Berkeley. Mr. Simon also is a certificated Senior Human Resources Professional.

Robin J. Steele, Esq. Ms. Steele has served as our Senior Vice President, General Counsel and Corporate Secretary since late May 2004. From 1998 to April 2003, Ms. Steele worked with Elan Pharmaceuticals, Inc., a global pharmaceutical company headquartered in Dublin, Ireland, most recently as Vice President, Commercial and Legal Affairs in San Diego. Prior to joining Elan, Ms. Steele was in private practice and served as outside counsel to a variety of life science and technology based companies in the Bay Area. She currently serves on the Board of Directors of Targanta Therapeutics. Ms. Steele holds a B.A. in Biology from University of Colorado, Boulder, a J.D. from Hastings College of the Law, University of California, San Francisco, and a L.L.M. in Taxation from New York University School of Law.

ITEM 1A.  RISK FACTORS

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q that was filed with the SEC on November 7, 2006, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts or in growing product revenue.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune® derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF. Although we are developing pirfenidone for the treatment of IPF, pirfenidone will not be marketed for any diseases before 2010, if at all.

We may fail to develop our products on schedule, or at all, for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates”. If this were to occur, our costs would increase and our ability to generate revenue could be impaired. In addition, we may need to raise capital in amounts greater than we anticipate in order to continue our development activities as planned. If additional capital is not available, we may be forced to curtail our development activities or cease operations.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, we have decided to end our development of Actimmune® for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent data monitoring committee. As a result, we do not intend to conduct further development of Actimmune® for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune® for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune® for the treatment of liver fibrosis.

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

Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. For example, our development costs related to Actimmune® as a potential treatment for IPF increased due to our need to conduct an additional Phase III clinical trial, as our first Phase III clinical trial of Actimmune® for the potential treatment of IPF failed to show a significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life. If there are any significant delays for any of our other current or planned clinical trials, our financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

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

Roche has agreed that, except as set forth in the Collaboration Agreement, it will not develop or commercialize certain specific competitive products during the exclusivity period, which extends only until October 2011 at the latest. However if neither ITMN-191 nor any other product candidate is in clinical development, Roche may develop or commercialize such certain specific competitive products; provided if they do, we will have the right to terminate the Collaboration Agreement. Accordingly, Roche may under certain circumstances develop or commercialize competitive products. Roche has significantly greater financial, technical and human resources than we have and they are better equipped to discover, develop, manufacture and commercialize products. In addition, Roche has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Roche competes with us, our business could be materially and adversely affected.

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

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune® for the treatment of IPF, we are aware that physicians are, and have in the past, prescribing Actimmune® for the treatment of IPF. Substantially all of our Actimmune® revenue is derived from physicians’ prescriptions for off-label use for IPF. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not promote Actimmune® for the treatment of IPF. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. The federal government has levied large civil and criminal fines against manufacturers for alleged improper promotion, including us in October 2006, and the FDA has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which certain promotional conduct is changed or curtailed. We are aware of at least one instance in which the Office of the Inspector General of the FDA has sought and secured criminal penalties and a corporate integrity agreement against a pharmaceutical manufacturer requiring that company to pay substantial fines and to monitor certain promotional activities to ensure compliance with FDA regulations. We engage in medical education activities that are subject to scrutiny under the FDA’s regulations relating to off-label promotion. While we believe we are currently in compliance with these regulations, the regulations are subject to varying interpretations, which are evolving.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of Actimmune® for commercial purposes. These third parties include BI and Cardinal Health. We have a long-term supply contract with BI for Actimmune® and an agreement with Cardinal Health for the manufacture of the drug product for pirfenidone. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

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

During the fiscal year ended December 31, 2006, CuraScript, Inc. (formerly Priority Healthcare, Inc.) accounted for approximately 57% of our total product sales and 45% of our outstanding receivables. If this customer or any other customer that sells a significant portion of Actimmune® were to experience financial difficulties, or otherwise became unable or unwilling to sell Actimmune®, our business would be harmed. Additionally, any reduction, delay or loss of orders from our key customers could harm our revenue in any period or harm our business generally.

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

Some third-party payors have denied coverage for Actimmune® for the treatment of IPF for a variety of reasons, including the cost of Actimmune®, the fact that IPF is not an FDA approved indication for Actimmune® or a third-party payor’s assessment that a particular patient’s case of IPF has advanced to a stage at which treatment with Actimmune® would not have a significant effect. We believe that approximately 60-70% of the patients who seek coverage for Actimmune® for the treatment of IPF from private third-party payors are able to obtain coverage. While coverage trends have not changed significantly in the last few years, major health plans could further restrict coverage or adopt a policy of no coverage since we have discontinued the INSPIRE trial and have no further development plans for Actimmune® for the treatment of IPF.

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

We license certain patents and trade secrets relating to Actimmune® from Genentech and relating to pirfenidone from Marnac and KDL. If we breach any of our agreements with Genentech or with Marnac and KDL, any of these licensors may be able to terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market the corresponding products, which could adversely affect our revenue and financial prospects.

Since the pirfenidone molecule is in the public domain and the patent we licensed from Marnac is limited to specific methods of use of pirfenidone, we may be subject to competition from third party products with the same active pharmaceutical ingredients as our product candidate.

Composition of matter patent protection for pirfenidone molecule has expired in the United States and elsewhere. Marnac and others have obtained patents in the United States and elsewhere relating to methods of use of pirfenidone for the treatment of certain diseases. We have licensed from Marnac and KDL rights to patents related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF. Marnac has retained rights under other U.S. and foreign patents for the use of pirfenidone to treat diseases other than fibrotic disorders. It is possible that Marnac will license these patent rights to third parties to develop, market, sell and distribute pirfenidone for these indications in the United States and elsewhere. It is also possible that a third party may develop pirfenidone for the treatment of certain diseases that are not covered by patents held by Marnac or those we licensed from Marnac. If Marnac or others were to license their method of use patents for non anti-fibrotic indications to a third party, or if a third party were to develop pirfenidone for a use that is not covered by any patents and such third parties successfully developed pirfenidone for non-fibrotic indications, we could face competition from third party products with the same active pharmaceutical ingredient as our product candidate. If a third party were to obtain FDA approval for the use of pirfenidone for an indication before we did, such third party would be first to market and could establish the price for pirfenidone. This could adversely impact our ability to implement our pricing strategy for the product and may limit our ability to maximize the commercial potential of pirfenidone. The presence of a lower priced competitive product with the same active pharmaceutical ingredients as our product could lead to use of the competitive product for our anti-fibrotic indications. This could lead to pricing pressure for pirfenidone, which would adversely affect our ability to generate revenue from the sale of pirfenidone for anti-fibrotic indications.

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

We have licensed from Marnac and KDL rights to patents related to the use of pirfenidone for the treatment of fibrotic disorders, including the use of pirfenidone for the treatment of IPF. Among these patents is U.S. Patent No. 5,310,562. After this U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF. We may be able to extend our U.S. exclusivity for IPF if we gain FDA approval for IPF under orphan drug designation, which we may not be able to do. The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. Therefore, we have no ability to prevent others from commercializing pirfenidone for (i) uses covered by the other patents held by Marnac and third parties, or (ii) other uses in the public domain for which there is no patent protection. We are primarily relying on exclusivity granted from orphan drug designation in IPF to protect pirfenidone from competitors in this indication. The exclusivity period in the United States begins on first NDA approval for this product in IPF and ends seven years thereafter. In addition, a third party could develop pirfenidone for another non-fibrotic disease that also qualifies for orphan drug designation and could be granted seven years exclusivity in that indication. Additionally, in the European Union we have been granted orphan drug designation for pirfenidone for the treatment of IPF by the EMEA, which provides for ten years of market exclusivity in the European Union following first marketing approval in the European Union. We cannot provide any assurance that we will be able to maintain this orphan drug designation.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business

If physicians do not prescribe Actimmune® or prescribe it less often for the treatment of IPF, our revenue will decline.

Physicians may choose not to prescribe Actimmune® or provide fewer patient referrals for Actimmune® for the treatment of IPF because:

•	Actimmune® is not, nor do we expect it to be approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune® for the treatment of IPF;

•	in our initial and Phase III INSPIRE clinical trials, Actimmune® failed to meet the primary and secondary endpoints;

•	physicians prefer to enroll their patients in another trial for the treatment of IPF, including our Phase III pirfenidone trials;

•	Actimmune® does not have a drug compendia listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

•	physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization;

•	physicians are not confident that Actimmune® has a clinically significant treatment effect for IPF;

•	a competitor’s product shows a clinically significant treatment effect for IPF; or

Net sales of Actimmune® for the year ended December 31, 2006 were $90.3 million, compared to $107.6 million for the year ended December 31, 2005, a decline of 16%. If physicians do not prescribe Actimmune® for the treatment of IPF for the above reasons or any other reasons, our Actimmune® revenue will continue to decline.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2008. However, our current plans and assumptions may change, and our capital requirements may increase in future periods. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

If we continue to incur net losses for a period longer than we anticipate, we may be unable to continue our business.

We have incurred net losses since inception, and our accumulated deficit was approximately $568.1 million at December 31, 2006. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune®. However, Actimmune® sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We had 195 full-time employees as of February 28, 2007, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Risks Related to our Common Stock

We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value.

There are a number of reasons why we might fail to meet our revenue and/or expense projections and/or other financial guidance, including, but not limited to, the following:

•	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

•	negative publicity about the results of our clinical studies, such as the recent failure of INSPIRE to meet it’s primary endpoint and our resulting decision to discontinue the trial, or those of others with similar or related products may reduce demand for our products and product candidates;

•	the treatment regimen may be different in duration than currently anticipated;

•	treatment may be sporadic;

•	we may not be able to sell a product at the price we expect;

•	we may not be able to accurately calculate the number of patients using the product;

•	we may not be able to supply enough product to meet demand;

•	there may be current and future competitive products that have greater acceptance in the market than our products do;

•	we may decide to divest a product;

•	our development activities may proceed faster than planned;

•	we may decide to change our marketing and educational programs;

•	clinical trial participation may reduce product sales; or

•	physicians’ prescriptions or patient referrals for Actimmune® may decline.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended December 31, 2006, the closing price of our common stock on the NASDAQ Global Market ranged from $14.20 to $30.75. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to all the factors discussed in this “Risk Factors” section.

In addition, the stock market in general, and the NASDAQ Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. Periods of volatility in the market price of a company’s securities frequently results in securities class action and shareholder derivative litigation against that company. This type of litigation can result in substantial costs and a diversion of management’s attention and resources.

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.

At December 31, 2006, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 60% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

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

We have filed registration statements covering the approximately 9,271,426 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of December 31, 2006. We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes due in 2011 and the 7,858,811 shares of common stock issuable upon conversion of those notes.

On October 29, 2004, we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. The restriction on Warburg Pincus’ acquisition of additional shares of our common stock expires on October 29, 2007. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. In December 2006, we filed a shelf registration statement covering the sale of 7,357,349 shares held by Warburg Pincus and up to $175.0 million from any combination of debt securities, preferred stock, common stock or warrants that may be sold by us.

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

As of December 31, 2006, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

If a designated event, such as the termination of trading of our common stock on the NASDAQ Global Market or a specified change of control transaction, occurs prior to maturity, we may be required to redeem all or part of our 0.25% convertible senior notes due 2011. We may not have enough funds to pay the redemption price for all tendered notes. Although the indenture governing the 0.25% convertible senior notes due 2011 allows us in certain circumstances to pay the applicable redemption prices in shares of our common stock, if a designated event were to occur, we may not have sufficient funds to pay the redemption prices for all the notes tendered.

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

Our facilities currently consist of approximately 55,898 square feet of office space located at our headquarters at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this building. On January 13, 2005, we entered into an operating lease agreement to sublease an additional 12,988 square feet of office space which consists of 11,444 square feet of usable area and 1,544 square feet of common area located at the second floor of 3240 Bayshore Boulevard, Brisbane, CA 94005. In connection with the divestiture of Infergen® and the reduction in our field-based IPF disease awareness activities, we no longer require the use of this space and have terminated this sublease effective April 2006. In May 2006, we entered into an amendment to our existing lease to expand our existing office and laboratory space by approximately 15,000 square feet on the first floor of 3260 Bayshore Boulevard, Brisbane, CA 94005. The lease expires concurrently with our existing facility lease in March 2011. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune® for IPF by our former employees during a period ending in June 2003. As part of this comprehensive settlement, we entered into a Civil Settlement Agreement with the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. In addition, we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We paid $4.1 million of the first installment payment of $5.0 million during the fourth quarter of 2006 and are required to make additional payments on the remaining settlement amount over the next five years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in scheduled payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging us with one count of off-label promotion of Actimmune® for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if we comply with the provisions of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement became effective December 2006 when it was approved by the United States District Court for the Northern District of California.

Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services agrees to waive any potential exclusion of us from participation in federal health care programs provided that we comply with the terms of the Corporate Integrity Agreement for a period of five years. As part of the agreement, we agreed to retain an independent review organization to conduct periodic reviews of our promotional processes and policies as well as reviews of certain medical affairs group records.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the initial public offering of our common stock, $0.001 par value, on March 24, 2000, our common stock has traded on the NASDAQ Global Market under the symbol “ITMN.”

The following table sets forth the high and low closing sales prices of our common stock, as reported on the NASDAQ Global Market for the fiscal periods indicated:

Fiscal Year:	High	Low

2006
First Quarter	$20.61	$17.62
Second Quarter	18.35	14.20
Third Quarter	17.68	14.83
Fourth Quarter	30.75	16.25
2005
First Quarter	$13.51	$9.99
Second Quarter	13.22	10.15
Third Quarter	18.14	13.16
Fourth Quarter	17.23	13.22

As of February 28, 2007, we had 88 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2001 through December 31, 2006 in comparison to the cumulative return on the NASDAQ Composite and the AMEX Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2001.

	Years Ending December 31,
	Base period
	December
Company/Index	2001	2002	2003	2004	2005	2006
InterMune, Inc.	100	$51.79	$47.02	$26.92	$34.10	$62.42
NASDAQ Composite	100	69.13	103.36	112.49	114.88	126.22
AMEX Biotechnology Index	100	58.26	84.42	93.74	117.28	129.91

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of InterMune, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years ended December 31, 2006, 2005 and 2004, respectively, and the selected consolidated balance sheet data as of December 31, 2006 and 2005, respectively, are derived from the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002, respectively, and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002, respectively, are derived from audited financial statements not included in this Report.

In December 2005, we sold our Infergen® product, including related intellectual property rights and inventory, to Valeant. The operating results of our Infergen® activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations for all periods presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenue, net:
Actimmune	$90,317	$107,633	$124,980	$141,402	$105,802
Other products	—	2,863	3,700	3,460	3,232
Collaboration revenue	467	—	—	—	—

Total revenue, net	90,784	110,496	128,680	144,862	109,034
Costs and expenses:
Cost of goods sold	24,108	33,842	33,139	33,233	23,396
Amortization and impairment of acquired product rights(1)	500	1,180	743	5,998	1,233
Research and development	103,849	82,736	75,683	118,771	128,326
Selling, general and administrative	40,372	58,854	55,132	56,167	54,233
Provision for government settlement	36,944	—	—	—	—
Acquired research and development and milestone (credits) payments(2)	—	(10,000)	—	12,150	33,750
Restructuring charges	—	5,549	—	—	—

Total costs and expenses	205,773	172,161	164,697	226,319	240,938
Loss from operations	(114,989)	(61,665)	(36,017)	(81,457)	(131,904)
Interest income	9,512	3,965	3,490	4,024	7,375
Interest and other income (expense)	(485)	52	(12,516)	(10,037)	(9,803)

Loss from continuing operations	(105,962)	(57,648)	(45,043)	(87,470)	(134,332)
Discontinued operations:
Loss from discontinued operations	(1,244)	(32,925)	(14,435)	(9,531)	(9,977)
Gain on sale of discontinued operations (net of transaction costs)	—	85,338	—	—	—

Net income (loss) from discontinued operations	(1,244)	52,413	(14,435)	(9,531)	(9,977)

Net loss	$(107,206)	$(5,235)	$(59,478)	$(97,001)	$(144,309)

Basic and diluted net loss per share:
Continuing operations	$(3.18)	$(1.79)	$(1.42)	$(2.76)	$(4.39)
Discontinued operations	$(0.04)	$1.63	$(0.45)	$(0.30)	$(0.33)

Net loss per share	$(3.22)	$(0.16)	$(1.87)	$(3.06)	$(4.72)

Shares used in computing basic and diluted net loss per share	33,277	32,220	31,760	31,665	30,589

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance sheet data:
Cash, cash equivalents and available-for-sale securities	$214,549	$215,525	$183,025	$216,107	$316,411
Working capital	201,924	185,295	185,133	201,855	285,633
Total assets	257,583	263,452	266,011	288,501	384,881
Long-term obligations	170,000	170,000	170,000	149,500	149,500
Accumulated deficit	(568,087)	(460,881)	(455,646)	(396,168)	(299,167)
Total stockholders’ equity (deficit)	(39,797)	31,767	32,791	87,744	182,718

(1)	The amortization and impairment of acquired product rights also included charges of $0.6 million and $4.8 million for the impairment of Amphotec® product rights recognized during 2005 and 2003, respectively.

(2)	These charges represent acquired research and development and milestone payments for projects that were in development, had not reached technical feasibility and had no foreseeable alternative future uses at the time of acquisition or when the milestone became payable. The 2005 balance reflects the reversal of the milestone liability in connection with the divestiture of oritavancin. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For additional overview information relating to our business, including Actimmune®, co-promotion and our product development programs, please see the discussion in “Item 1. Business — Overview,” which is incorporated herein by reference.

Significant License/Acquisition Agreements

We are highly dependent on technology we license or acquire from third parties. Actimmune®, which is currently our sole marketed product, is subject to a license agreement with Genentech, Inc. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under “Item 1. Business — License and Other Agreements,” Notes 6 and 7 of the Notes to Consolidated Financial Statements, and under the heading “Results of Operations” below.

We will be required to make contingent milestone payments in accordance with all of our license and acquisition agreements in the aggregate amount of $75.6 million if all of the milestones defined in each of the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Our Need for Additional Capital

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune® derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF. We expect to continue to incur net losses over the next several years as we continue the development of our advanced-stage pulmonology pipeline and our research-stage hepatology pipeline, apply for regulatory approvals and grow our operations. Although we believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2008, we believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. If additional capital is not available, we may be forced to curtail our development activities or cease operations.

Discontinuation of Actimmune® Trial for IPF

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune® in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune® related assets are recoverable for at least their $9.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of December 31, 2006 which may be impacted (in thousands):

2006

Finished goods inventory	$8,188
Acquired product rights, net	1,167

Total	$9,355

We also expect to incur approximately $3.5 million in restructuring charges, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. We expect to record these charges during 2007. In addition, we may incur termination fees related to our supplier and clinical research organization contracts. Any or all of these remaining charges could be material, individually or collectively.

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

Stock-based Compensation

Beginning January 1, 2006, we account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from any of these estimates, stock-based compensation expense and our results of operations could be materially impacted.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. SFAS 123(R)supersedes the Company’s previous accounting under APB 25. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $16.5 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the 2000 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation expense of $3.0 million for the year ended December 31, 2005 was related to restricted stock which we had been recognizing under previous accounting standards and option acceleration costs related to our divestiture of Infergen® and concurrent restructuring. There was no stock-based compensation expense related to the ESPP recognized during the year ended December 31, 2005.

If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 became vested, we would recognize approximately $2.8 million in compensation expense over a weighted average remaining period of 1.2 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we would recognize approximately $17.8 million in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed, and final delivery has occurred and there is a reasonable assurance of collectibility of the amounts receivable from the customer. Therefore, revenue is generally recognized upon delivery when title passes to a credit-worthy customer. Reserves are recorded at the time revenue is recognized for estimated returns, rebates, chargebacks and cash discounts, if applicable. We sell to a limited number of customers, mainly specialty pharmacies and distributors. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. We are obligated to accept returns from customers if the pharmaceuticals they purchased have reached the expiration date. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. Due to the nature of our business model and based on historical experience, these estimates are not highly subjective. We review all sales transactions for potential rebates, chargebacks and discounts each month and monitor product ordering cycles and actual returns, product expiration dates and wholesale inventory levels to estimate potential product return rates. We believe that our reserves are adequate. For each of the periods presented below, we have not made any shipments as a result of incentives and/or in excess of our customers’ ordinary course of business inventory levels. Specialty wholesalers maintain low inventory levels and manage their inventory levels to optimize patient-based need (demand) and do not overstock Actimmune®.

The tables below present the amounts reported as revenue reserves for the periods indicated (in thousands, except percentages):

	Years Ended December 31,
Reductions to Revenue	2006	2005	2004

Cash discounts	$1,887	$2,280	$2,663
Product returns	—	428	254
Chargebacks	1,106	1,258	4,290
Medicaid rebates	2,032	3,474	3,971

Total	$5,025	$7,440	$11,178

	Years Ended December 31,
	2006	2005	2004

Gross product revenue	$95,342	$117,936	$139,858
Revenue reserve as a % of gross product revenue:
Cash discounts	2.0%	1.9%	1.9%
Product returns	—	0.4%	0.2%
Chargebacks	1.2%	1.1%	3.1%
Medicaid rebates	2.1%	2.9%	2.8%

Total	5.3%	6.3%	8.0%

In 2006, chargebacks were approximately 1.2% of gross revenue, but could reasonably fall within a range of 1.0% to 4.0% in any given year depending on the customer base. If chargebacks had increased to 4.0% during 2006, this would have reduced our reported revenue by approximately $2.7 million. In 2006, Medicaid rebates were approximately 2.1% of gross revenue, but could reasonably fall within a range of 2.0% to 3.0% in any given year. If Medicaid rebates had increased to 3.0% during 2006, this would have decreased our reported revenue by approximately $0.8 million. The ranges selected above are based on a review of historical trends and we believe they are reasonably likely to continue to be relevant in future periods. As a percentage of gross revenue, chargebacks have declined from 3.1% in 2004 to 1.1% in 2005 and to 1.2% in 2006. The decline for the two most recent years compared to 2004 is due to a decline in the number of government customers we sell to through our wholesalers. The decrease in Medicaid rebates from 2.8% in 2004 and 2.9% in 2005 to 2.1% in 2006 is due to the decreasing number of patients, as a percentage of the total patient population treated with Actimmune®, that are covered through state Medicaid programs.

The source of information that we monitor in assisting us with computing chargebacks is from the Federal Supply Schedule, Veterans Administration and Public Health System pricing documents. These documents establish the maximum price allowable for the sale of our product to a government customer. The chargeback amount per unit is computed as the difference between our sales price to the wholesaler and the selling price from the wholesaler to a government customer. Chargebacks are processed directly by the wholesalers and are deducted from payments to us.

The source of information that we monitor in assisting us with computing Medicaid rebates is from each of the 50 states. Medicaid rebates are billed directly to us from each state. Billings from each of the states, which are based on end user reports submitted by pharmacies to the state agencies, are typically received within 45 days after the end of each calendar quarter. We use historical billing and payment trends made to the states to assist us in determining an estimated Medicaid rebate amount each period.

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

Inventory Reserves and Non-Cancelable Purchase Obligations for Inventory

Our inventories are stated at the lower of cost or market value and our inventory costs are determined by the first-in first-out method. We enter into non-cancelable purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products. At December 31, 2006, our minimum purchase obligations totaled $91.6 million and are committed through the year 2012. Of these commitments, we have $15.9 million and $14.5 million of outstanding fixed purchase order commitments that become due and payable in 2007 and 2008, respectively. Given the fact that the Phase III INSPIRE trial was unsuccessful and discontinued in March 2007, in addition to the mechanism set forth in the agreement which allows us to decrease our minimum yearly purchase obligations on a going-forward basis (with adjustments to the financial terms to be negotiated by the parties) we are currently reviewing other aspects of the contracts that we believe are relevant to our future purchase commitments, including our ability to cancel previously provided forecasts and eliminate our purchase obligations.

We write off the cost of inventory and reserve for future minimum purchase commitments that we consider to be in excess of forecasted future demand. We define excess inventory as inventory that will expire before it can be sold, based on future sales forecasts. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory purchase levels. We are also required to monitor the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In 2004, in an effort to best manage the procurement and distribution of levels of Actimmune®, we successfully completed the necessary testing to extend the expiration period of Actimmune® from 30 months to a total of 36 months. As part of our excess inventory assessment for all of our products, we also estimate the expiration dates of our products to be manufactured in the future.

Projected revenue trends resulted in us recording charges during 2005 and 2004 for excess inventories and non-cancelable purchase obligations. If Actimmune® revenue levels experienced in future periods are substantially below our current expectations, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For the year ended December 31, 2005, we recorded a charge of $9.1 million, or $0.28 per share, to cost of goods sold for excess inventory. Please refer to the statements under “Item 1A. Risk Factors” in this Report to gain a better understanding of the possible reasons why actual results could differ from our estimates.

Results of Operations

The following discussion of our results of operations for each of the comparative periods excludes Infergen® revenues and related expenses. These amounts are reflected in discontinued operations as a result of the sale of the Infergen® product to Valeant in December 2005.

Comparison of years ended December 31, 2006 and 2005

Revenue

For the year ended December 31, 2006, we recorded total net revenue of $90.8 million, compared to $110.5 million for the same period in 2005, a decrease of 18%. Net sales of Actimmune® for 2006 were $90.3 million, compared to $107.6 million for 2005, a decline of 16%. For the year ended December 31, 2006 Actimmune® accounted for all of our product revenue and approximately 97% of our total product revenue in 2005. Substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF. Net revenue in 2006 includes approximately $0.5 million of collaboration revenue, which represents amortization of the $60.0 million upfront payment received from Roche during the fourth quarter of 2006.

Actimmune® sales declined during the year ended December 31, 2006 compared to the corresponding period in 2005 due to a decrease in the underlying demand for Actimmune®. We believe that rate of patient referrals by physicians and the average duration of therapy are among the key uncertainties that affect demand for Actimmune® and our Actimmune® revenue and total product revenue. The patient referral rate reflects the number of new patients who are prescribed Actimmune® and who call the call center that coordinates with all of our specialty distributors, although these patients may elect not to have those prescriptions filled. We believe that the following factors are among those that may affect the patient referral rate for Actimmune®: physician screening of patients who are likely to pursue treatment with Actimmune®; physician or patient interest and the publication of the results of our initial Phase III IPF clinical trial, as well as the disappointing results of the INSPIRE trial.

Cost of Goods Sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our revenue and inventory reserves. Cost of goods sold for the year ended December 31, 2006 was $24.1 million, or approximately 27% of total product revenue, compared to $33.8 million, or approximately 31% of total product revenue, in the corresponding period of 2005. The decrease in cost of goods sold primarily reflects the decline in Actimmune® revenue and a charge of $9.1 million in 2005 taken for excess inventory from previous years’ contractual purchases. Included in 2006 cost of goods sold is a charge of approximately $4.5 million recorded in connection with the disappointing Phase III INSPIRE trial results announced in March 2007. Excluding the $4.5 million and $9.1 million charges for excess inventory and purchase commitments in 2006 and 2005, respectively, cost of goods sold was approximately 22% of product revenue for each of the years ended December 31, 2006 and 2005.

Exchange rate fluctuations on inventory purchases may affect cost of goods sold on Actimmune® inventory purchased from BI. In the past, we have utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations, but we did not enter into any new contracts in 2005 or 2006.

Amortization and Impairment of Acquired Product Rights

We recorded amortization and impairment of acquired product rights for the years ended December 31, 2006 and 2005 of $0.5 million and $1.2 million, respectively. The acquired product rights were related to the acquisition of Amphotec® and interferon gamma-1b patents. In March 2005, we recorded an impairment charge of $0.6 million. This impairment charge was based on our impairment review of the Amphotec® product rights, which took into account that sales levels were lower than expected and that Amphotec® was not aligned with our new strategic focus in pulmonology and hepatology. In May 2005, we divested the Amphotec® product line, including all related assets, to Three Rivers for cash consideration.

Research and Development Expenses

Research and development (“R&D”) expenses were $103.8 million and $82.7 million for the years ended December 31, 2006 and 2005, respectively, representing an increase of $21.1 million or 26%. The increase in R&D expense in 2006 was related to increased investment in the company’s two Phase 3 clinical development programs in IPF, the manufacturing, preclinical and clinical activities for ITMN-191 prior to entering into the collaboration agreement with Roche and an increased investment in pulmonology and hepatology research. R&D expense also includes $8.1 million of stock-based compensation expense in 2006, reflecting the adoption of SFAS 123(R).

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category titled “Programs — Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $8.1 million of stock-based compensation in 2006. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the specific sections under “Item 1A. Risk Factors” above.

	Year Ended December 31,
Development Program	2006	2005	2004
	(In thousands)

Pulmonology	$50,065	$34,779	$19,589
Hepatology	30,035	17,820	15,253
Oncology	1,561	14,156	18,307
Programs — Non-specific	22,188	15,981	22,534

Total	$103,849	$82,736	$75,683

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

Selling, General and Administrative Expenses

Selling general and administrative (“SG&A”) expenses were $40.4 million and $58.9 million for the years ended December 31, 2006 and 2005, respectively, representing a decrease of $18.5 million, or 31%. SG&A expense also includes $8.4 million of stock-based compensation expense in 2006, reflecting the adoption of SFAS 123(R). The decreased spending for the year ended December 31, 2006 compared to the same period in 2005 was largely the result of the reductions in field-based IPF disease awareness activities and a decrease in the number of personnel in the home office, as announced in November 2005.

Acquired Research and Development and Milestone (Credits) Payments

There were no charges for acquired research and development and milestone payments in the years ended December 31, 2006 and 2005. Included in our charges prior to 2004 was $10.0 million for a milestone payable to Eli Lilly for oritavancin. We initially expensed this amount as acquired research and development as oritavancin at the time was in clinical development, had not reached technical feasibility and had no foreseeable alternative future uses. In connection with the divestiture of oritavancin to Targanta in December 2005, we received a waiver from Eli Lilly for making this payment and thus reversed the accrued liability for this milestone in 2005.

Provision for Government Settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006, we reached a comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period that ended in June 2003. A $36.9 million charge was recorded during 2006 to reflect the final terms of the civil settlement agreement. The settlement resolves without criminal sanctions, all outstanding government investigations of InterMune. We agreed to pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. As part of the settlement, InterMune also entered into corporate integrity and deferred prosecution agreements with the government.

Restructuring Charges

In the fourth quarter of 2005, our board of directors approved a restructuring plan recommended by our Chief Executive Officer and senior management that was designed to help streamline our operations and reduce our operating expenses in 2006. The plan, which consisted of a significant reduction in our investment in field-based IPF disease awareness activities, was implemented concurrently with the divestiture of Infergen® in December

2005. These combined actions led to a significant headcount reduction of approximately 160 employees and resulting termination costs of approximately $9.2 million. Restructuring charges comprised approximately $5.5 million of this amount which were recorded as a separate component of operating expenses in the statement of operations, with the remainder allocated to discontinued operations. See “Loss from Discontinued Operations” discussion below. The majority of the 160 employees left InterMune at the end of the fourth quarter of 2005 and the remainder during the first quarter of 2006.

The $5.5 million restructuring charge was comprised of approximately $4.7 million for cash severance and related benefits and approximately $0.8 million for non-cash stock compensation, consisting of an allocation of option acceleration costs for approximately 400,000 shares of our common stock. We paid substantially all of the $4.7 million severance and related benefits during the first quarter of 2006. No further restructuring charges were incurred in 2006. Given our decision to discontinue the INSPIRE trial effective March 2007, we expect to incur approximately $3.5 million in restructuring charges during the first several quarters of 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%.

Interest Income

Interest income increased to $9.5 million for the year ended December 31, 2006 compared to $4.0 million for the year ended December 31, 2005. The increase in interest income in the year ended December 31, 2006 reflects a higher average balance on our invested cash and securities throughout 2006 compared to 2005 and an increase in average interest rates.

Interest Expense

Interest expense increased to $1.5 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005. The increase in interest expense in the year ended December 31, 2006 reflects interest incurred on our government settlement liability. Both 2006 and 2005 include interest on our $170.0 million principal amount 0.25% convertible senior notes, issued in February 2004.

Other Income (Expense)

Other income (expense) decreased to income of $1.1 million in the year ended December 31, 2005 compared to income of $1.3 million in 2005. Other income in both 2006 and 2005 includes $1.0 million cash payments received from Targanta in connection with the divestiture of oritavancin.

Loss from Discontinued Operations

The loss from discontinued operations reflects the divestiture of our Infergen® product line to Valeant which was completed in December 2005. The loss from discontinued operations of $1.2 million in the year ended December 31, 2006 compares to a loss of $32.9 million in the year ended December 31, 2005. Discontinued operations in 2006 consist primarily of transition related services, including product returns, which were substantially completed at the end of 2006. The components of the loss from discontinued operations for 2005 included net revenue of Infergen®, the related cost of goods sold and amortization of acquired product rights, as well as certain allocated research and development and selling general and administrative expenses specific to Infergen®. The loss in 2005 also included employee termination costs of approximately $3.7 million. See Note 3 of Notes to Consolidated Financial Statements.

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

Provision for Income Taxes

Due to our continuing operating losses and the uncertainty of our recognizing the potential future benefits from these losses, we recorded no provision or benefit for income taxes for the years ended December 31, 2006 and 2005. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $464.4 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2026 if not utilized. We also have federal research and development tax credits of approximately $15.8 million that will expire in the years 2018 through 2026. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $102.2 million that expire in the years 2012 through 2016 and state research and development tax credits of approximately $9.1 million that do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

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

Acquired Research and Development and Milestone (Credits) Payments

There were no charges for acquired research and development and milestone payments in the years ended December 31, 2005 and 2004. Included in our charges prior to 2004 was $10.0 million for a milestone payable to Eli Lilly for oritavancin. We initially expensed this amount as acquired research and development as oritavancin at the time was in clinical development, had not reached technical feasibility and had no foreseeable alternative future uses. In connection with the divestiture of oritavancin to Targanta in December 2005, we received a waiver from Eli Lilly for making this payment and thus reversed the accrued liability for this milestone.

Restructuring Charges

In the fourth quarter of 2005, our board of directors approved a restructuring plan recommended by our Chief Executive Officer and senior management that was designed to help streamline our operations and reduce our operating expenses in 2006. The plan, which consisted of a significant reduction in our investment in field-based IPF disease awareness activities, was implemented concurrently with the divestiture of Infergen® in December 2005. These combined actions led to a significant headcount reduction of approximately 160 employees and resulting termination costs of approximately $9.2 million. Restructuring charges comprised approximately $5.5 million of this amount which were recorded as a separate component of operating expenses in the statement of operations, with the remainder allocated to discontinued operations. See “Loss from Discontinued Operations” discussion below. The majority of the 160 employees left InterMune at the end of the fourth quarter of 2005 and the remainder during the first quarter of 2006.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents and available-for-sale securities of $214.5 million compared to $215.5 million at December 31, 2005. The slight decrease was the result of operating losses, partially offset by the $60.0 million upfront milestone we received from Roche under the collaboration agreement and $19.7 million in proceeds from the issuance of our common stock under our employee stock plans.

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

Operating Activities

Cash used in operating activities was $16.3 million during the year ended December 31, 2006, comprised primarily of a net loss of $107.2 million and a significant decrease in accounts payable and accrued compensation of approximately $24.1 million. This use of cash is net of the $59.5 million deferred revenue balance as a result of the upfront milestone received from Roche under the collaboration agreement, the provision for government settlement, stock-based compensation expense of $16.5 million and a decrease in accounts receivable of $4.4 million. The decrease in accounts payable and accrued compensation was the result of approximately $4.5 million in severance payments made in connection with the headcount reduction at the end of 2005 as a result of our decision to concurrently sell our Infergen® assets and reduce our investment in field-based IPF disease awareness activities. In addition, we reduced the days outstanding in our trade payables, thus reducing our accounts payable balance by approximately $16.1 million. The decrease in accounts receivable is primarily due to the decline in Actimmune®

sales and the elimination of Infergen® sales. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Investing activities used $81.4 million in cash flows during the year ended December 31, 2006, primarily due to investment purchases of $130.4 million made after the receipt of $120.0 million from the divestiture of Infergen® late in December 2005. We also had maturities and sales of available-for-sale securities totaling $53.5 million, which partially offset the purchases during the year.

Financing Activities

Cash provided by financing activities of $19.7 million for the year ended December 31, 2006 was due to the proceeds from the issuance of our common stock under our employee stock plans.

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

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2008. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2006, aggregated by type (in millions):

Contractual Obligations	Total	2007	2008-2009	2010-2011	After 2011

Long-term debt obligations(1)	$172.2	$0.4	$0.9	$170.9	$—
Government settlement	38.4	5.9	13.5	19.0	—
Operating leases	20.0	4.4	9.3	6.3	—
Non-cancelable purchase obligations — Inventory(4)	91.6	15.9	29.8	30.6	15.3
Non-cancelable purchase obligations — Other(2)	13.8	12.3	1.3	0.2	—
Research and development commitments(3)	35.4	14.0	21.4	—	—

Total contractual cash obligations	$371.4	$52.9	$76.2	$227.0	$15.3

(1)	These amounts include accrued interest and the principal amount of the 0.25% convertible senior notes due 2011.

(2)	These amounts consist of clinical, process development and marketing related obligations.

(3)	These amounts consist of clinical related obligations and are cancelable upon discontinuation of the trial.

(4)	See Note 15 to the Consolidated Financial Statements for a discussion regarding the commitment.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for InterMune in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We will adopt SAB 108 in the first quarter of fiscal 2007.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2006 by effective maturity (in millions, except percentages):

							Fair Value at
					2011 and		December 31,
	2007	2008	2009	2010	Beyond	Total	2006

Assets:
Available-for-sale securities	$172.2	$29.0	$—	$—	$—	$201.2	$202.1
Average interest rate	5.2%	5.3%	—	—	—	5.2%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$249.1
Average interest rate	—	—	—	—	0.25%	0.25%	—

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

Foreign Currency Market Risk

We have obligations denominated in euros for the purchase of Actimmune® inventory. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but did not enter into any new foreign currency forward contracts in 2005 or 2006. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 InterMune, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of InterMune, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, California
March 12, 2007

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$109,386	$187,335
Available-for-sale securities	105,163	28,190
Accounts receivable, net of allowances of $164 in 2006 and $1,444 in 2005	11,799	16,223
Inventories	8,188	12,437
Prepaid expenses and other current assets	7,691	3,942

Total current assets	242,227	248,127
Property and equipment, net	9,210	7,274
Acquired product rights, net	1,167	1,667
Other assets (includes restricted cash of $1,425)	4,979	9,174

Total assets	$257,583	$266,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,572	$26,655
Accrued compensation	6,181	14,188
Other accrued liabilities	23,550	21,989

Total current liabilities	40,303	62,832
Deferred rent	1,804	1,643
Deferred collaboration revenue	56,732	—
Liability under government settlement	28,541	—
Convertible notes	170,000	170,000
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 34,264 and 32,589 shares issued and outstanding at December 31, 2006 and 2005, respectively	34	33
Additional paid-in capital	528,116	493,953
Deferred stock compensation	—	(2,092)
Accumulated other comprehensive income	140	754
Accumulated deficit	(568,087)	(460,881)

Total stockholders’ equity (deficit)	(39,797)	31,767

Total liabilities and stockholders’ equity (deficit)	$257,583	$266,242

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue, net
Actimmune	$90,317	$107,633	$124,980
Other products	—	2,863	3,700
Collaboration revenue	467	—	—

Total revenue, net	90,784	110,496	128,680
Costs and expenses:
Cost of goods sold	24,108	33,842	33,139
Amortization and impairment of acquired product rights	500	1,180	743
Research and development	103,849	82,736	75,683
Selling, general and administrative	40,372	58,854	55,132
Acquired research and development and milestone credits	—	(10,000)	—
Restructuring charges	—	5,549	—
Provision for government settlement	36,944	—	—

Total costs and expenses	205,773	172,161	164,697

Loss from operations	(114,989)	(61,665)	(36,017)
Other income (expense):
Interest income	9,512	3,965	3,490
Interest expense	(1,542)	(1,261)	(5,065)
Other income (expense)	1,057	1,313	(7,451)

Loss from continuing operations	(105,962)	(57,648)	(45,043)
Discontinued operations:
Loss from discontinued operations	(1,244)	(32,925)	(14,435)
Gain on sale of discontinued operations (net of transaction costs)	—	85,338	—

Income (loss) from discontinued operations	(1,244)	52,413	(14,435)

Net loss	$(107,206)	$(5,235)	$(59,478)

Basic and diluted net loss per share
Continuing operations	$(3.18)	$(1.79)	$(1.42)
Discontinued operations	$(0.04)	$1.63	$(0.45)

	$(3.22)	$(0.16)	$(1.87)

Shares used in computing basic and diluted net loss per share	33,277	32,220	31,760

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)
	(In thousands)

Balances at December 31, 2003	31,845	$32	$483,697	$(217)	$400	$(396,168)	$87,744
Net unrealized loss on available-for-sale securities	—	—	—	—	(638)	—	(638)
Net realized gain on foreign exchange contract	—	—	—	—	1,824	—	1,824
Net loss	—	—	—	—	—	(59,478)	(59,478)

Comprehensive loss							(58,292)
Exercise of stock options	109	—	879	—	—	—	879
Stock issued under employee stock purchase plan	97	—	1,161	—	—	—	1,161
Stock compensation related to the modification of unvested stock options	—	—	110	—	—	—	110
Stock compensation related to options granted to consultants for services	—	—	45	—	—	—	45
Issuance of restricted stock to employees	532	1	8,129	(8,067)	—	—	63
Reversal of deferred stock compensation due to employee terminations	—	—	(1,358)	1,193	—	—	(165)
Amortization of deferred stock compensation, net of reversals	—	—	—	1,246	—	—	1,246

Balances at December 31, 2004	32,583	$33	$492,663	$(5,845)	$1,586	$(455,646)	$32,791
Net unrealized gain on available-for-sale securities	—	—	—	—	173	—	173
Net realized gain on foreign exchange contract	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	(5,235)	(5,235)

Comprehensive loss							(6,067)
Exercise of stock options	19	—	236	—	—	—	236
Stock issued under employee stock purchase plan	203	—	1,847	—	—	—	1,847
Stock compensation related to the modification of unvested stock options	—	—	1,301	—	—	—	1,301
Issuance of restricted stock to employees	11	—	175	—	—	—	175
Reversal of deferred stock compensation due to employee terminations	(227)	—	(2,269)	2,269	—	—	—
Amortization of deferred stock compensation, net of reversals	—	—	—	1,484	—	—	1,484

Balances at December 31, 2005	32,589	$33	$493,953	$(2,092)	$754	$(460,881)	$31,767
Net unrealized loss on available-for-sale securities	—	—	—	—	(7)	—	(7)
Net realized gain on foreign exchange contract	—	—	—	—	(607)	—	(607)
Net loss	—	—	—	—	—	(107,206)	(107,206)

Comprehensive loss							(107,820)
Exercise of stock options	1,225	1	18,605	—	—	—	18,606
Stock issued under employee stock purchase plan	117	—	1,128	—	—	—	1,128
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(2,092)	2,092	—	—	—
Issuance of restricted stock to employees	333	—	5,960	—	—	—	5,960
Stock compensation related to the modification of stock options	—	—	253	—	—	—	253
Stock compensation related to employee stock benefit plans	—	—	10,309	—	—	—	10,309

Balances at December 31, 2006	34,264	$34	$528,116	$—	$140	$(568,087)	$(39,797)

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows used for operating activities:
Net loss	$(107,206)	$(5,235)	$(59,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(85,338)	—
Restructuring charges	—	5,549	—
Stock-based compensation expense	16,522	2,144	1,298
Acquired research and development and milestone (credits) payments	—	(10,000)	—
Amortization	1,331	4,555	4,264
Depreciation	2,516	2,860	2,700
Deferred rent	161	130	257
Impairment of intangible asset	—	600	—
Change in unrealized gain on foreign currency cash flow hedge	(607)	(1,005)	1,096
Loss on early extinguishment of debt	—	—	7,072
Changes in operating assets and liabilities:
Accounts receivable, net	4,424	(1,335)	1,172
Inventories	4,249	14,053	(12,928)
Prepaid expenses	(1,319)	(291)	(332)
Other assets	927	(760)	32
Accounts payable and accrued compensation	(24,090)	(1,084)	10,556
Other accrued liabilities	(5,816)	4,386	1,150
Liability under government settlement	33,116	—	—
Deferred collaboration revenue	59,534	—	—

Net cash used in operating activities	(16,258)	(70,771)	(43,141)
Cash flows from investing activities:
Purchase of property and equipment	(4,452)	(2,144)	(1,340)
Proceeds from the divestiture of Infergen	—	120,000	—
Purchase of manufacturing technology rights	—	(16,832)	—
Purchases of available-for-sale securities	(130,434)	(77,353)	(139,617)
Maturities of available-for-sale securities	41,396	103,516	124,287
Sales of available-for-sale securities	12,065	72,903	61,471
Other	—	163	—

Net cash provided by (used in) investing activities	(81,425)	200,253	44,801
Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,734	2,084	2,040
Proceeds from convertible senior notes, net	—	—	164,221
Repurchase of convertible subordinated notes	—	—	(154,451)
Repayment of notes receivable from stockholder	—	—	228

Net cash provided by financing activities	19,734	2,084	12,038

Net increase (decrease) in cash and cash equivalents	(77,949)	131,566	13,698
Cash and cash equivalents at beginning of period	187,335	55,769	42,071

Cash and cash equivalents at end of period	$109,386	$187,335	$55,769

Supplemental disclosure of cash flow information:
Interest paid	$445	$425	$3,903

See Accompanying Notes to Consolidated Financial Statements

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided primarily from sales of Actimmune®. We also have preclinical and advanced stage clinical programs in the pulmonology and hepatology areas. As part of our efforts to refocus our corporate strategy, we completed the sale of our Infergen® product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen® related activities are reflected as discontinued operations in these financial statements. Effective March 5, 2007 as a result of disappointing trial results, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune® in patients with IPF.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company accounts and transactions have been eliminated. To date, the financial position and results of operations of InterMune Canada Inc. and InterMune Ltd. (U.K.) have been dormant.

Basis of Presentation

Effective 2006, we began reporting provisions for estimated returns, rebates and Medicaid reserves as current liabilities. Previously, these provisions were included as part of our allowance for doubtful accounts and reduced our net accounts receivable. The effect of this change was an increase to both net accounts receivable and other accrued liabilities of approximately $1.7 million and $2.8 million at December 31, 2006 and 2005, respectively.

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

Cash, Cash Equivalents and Available-For-Sale Securities

Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months. We classify all debt securities as available-for-sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as other comprehensive income, a separate component of stockholders’ equity (deficit). We have estimated the fair value amounts by using readily available market information. The cost of securities sold is based on the specific identification method.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Other Financial Instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at historical cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible senior notes was $249.1 million at December 31, 2006 and $151.1 million at December 31, 2005, which we determined using readily available market information.

Inventory Valuation

Inventories consist principally of finished-good products and are stated at the lower of cost or market value. Cost is determined by the specific identification method.

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

Significant differences between our current estimates and judgments and future commercial and clinical estimated demand for Actimmune® and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. During the years ended December 31, 2005 and 2004, we charged $9.1 million and $4.7 million, respectively, to cost of goods sold for excess inventory and non-cancelable purchase obligations for inventory in excess of forecasted needs.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2006, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune® were $0.2 million. Such amount will be recognized as a reduction of cost of goods sold ratably as the related units of Actimmune® are sold. At December 31, 2006, there were no outstanding derivative instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Lives

Computer and laboratory equipment	3 to 5 years
Office furniture and fixtures	3 to 5 years
Leasehold improvements	Length of lease

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma (see Note 6). Accumulated amortization of this intangible asset was $2.3 million and $1.8 million at December 31, 2006 and 2005, respectively. Amortization expense for acquired product rights for each of the next three years until fully amortized is as follows: 2007 — $0.5 million; 2008 — $0.5 million; 2009 — $0.2 million.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.

Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Collaboration revenue generally includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated life of the contract. Milestone payments are recognized as revenue when milestones, as defined in the contract, are achieved.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement resulted in a net receivable of approximately $3.2 million in 2006. See Note 7 below.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $285,000, $313,000 and $520,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The securities excluded were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Options	5,390	6,449	4,945
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(107,206)	$(5,235)	$(59,478)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	33,702	32,577	32,089
Less: weighted-average shares subject to repurchase	(425)	(357)	(329)

Weighted-average shares used in computing basic and diluted net loss per common share	33,277	32,220	31,760

Basic and diluted net loss per share	$(3.22)	$(0.16)	$(1.87)

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock and employee stock purchases related to the Amended and Restated 2000 Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $16.5 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.32 higher than if we had continued to account for stock-based compensation under APB 25. Stock-based compensation expense of $3.0 million for the year ended December 31, 2005 was related to restricted stock and costs associated with the acceleration of unvested stock options, which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to the ESPP recognized during the year ended December 31, 2005. See Note 13 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than for restricted stock and the acceleration of unvested stock options, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple- option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information, see Note 13. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for InterMune in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We will adopt SAB 108 in the first quarter of fiscal 2007.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	DISCONTINUED OPERATIONS

Product Acquisition Agreement

We entered into a Product Acquisition Agreement (the “Agreement”) with Valeant Pharmaceuticals International (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen® from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 (the “Closing Date”) for approximately $122.1 million, including a fixed payment of approximately $2.1 million in 2007. Of the $122.1 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007. The operating results of our Infergen® activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations for all periods presented.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Infergen revenue, net	$(1,024)	$36,399	$22,307
Costs and expenses:
Cost of goods sold	81	17,296	7,723
Amortization and impairment of acquired product rights	—	2,360	2,360
Research and development	(531)	13,652	5,636
Selling, general and administrative	230	36,016	21,023

Total costs and expenses	(220)	69,324	36,742

Loss from discontinued operations	$(1,244)	$(32,925)	$(14,435)

The loss from discontinued operations in 2005 includes a write-off of $3.2 million for inventory not acquired by Valeant and severance related costs of approximately $3.7 million, including $0.5 million of option acceleration costs for approximately 400,000 shares of our common stock. Discontinued operations in 2006 consist primarily of transition related services, including product returns.

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

In the fourth quarter of 2005, our Board of Directors approved a restructuring plan recommended by our Chief Executive Officer and senior management that was designed to help streamline our operations and reduce our operating expenses in 2006. The plan, which consisted of a significant reduction in our investment in field-based IPF disease awareness activities, was implemented concurrently with the divestiture of Infergen® in December 2005 (see Note 3). These combined actions led to a significant headcount reduction of approximately 160 employees and resulting termination costs of approximately $9.2 million. Restructuring charges comprised approximately $5.5 million of this amount which were recorded as a separate component of operating expenses in the statement of operations, with the remainder allocated to discontinued operations. The majority of the 160 employees left InterMune at the end of the fourth quarter of 2005 and the remainder during the first quarter of 2006.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $5.5 million restructuring charge is comprised of approximately $4.7 million for cash severance and related benefits and approximately $0.8 million for non-cash stock compensation, consisting of an allocation of option acceleration costs for approximately 400,000 shares of our common stock.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for 2006 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Cash	Accrual	December 31,
	2005	Payments	Reversals	2006

Workforce reduction	$4,733	$(4,653)	$(80)	$—

5.  AMPHOTEC® AND ORITAVANCIN

In 2001, we acquired worldwide rights from ALZA, (now a subsidiary of Johnson & Johnson) to Amphotec® (sold under the trade name Amphocil® in certain countries outside the United States). The transaction terms included an up-front product acquisition fee of $9.0 million which was capitalized as acquired product rights and was being amortized over its estimated useful life of ten years. During September 2003, we reduced the remaining carrying value of the intangible asset by recording an impairment charge of $4.8 million. In 2004, we decided to divest Amphotec®. In March 2005, we recorded an additional impairment charge of $0.6 million. These impairment charges were based on our impairment review of the Amphotec® product rights, which took into account that sales levels were lower than expected and that Amphotec® is not aligned with our new strategic focus in pulmonology and hepatology.

In May 2005, we divested the Amphotec® product line, including all related assets, to Three Rivers for cash consideration. The resulting loss, which was not material, is included in other income in our 2005 results of operations. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec®. During the fourth quarter of 2006, the first of these sales targets was met and we received $0.5 million from Three Rivers in the first quarter of 2007.

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin. Pursuant to the agreement, we paid Eli Lilly $50.0 million and would have been obligated to pay Eli Lilly significant milestone payments and royalties on product sales. We expensed the $50.0 million during 2001 since oritavancin was in clinical development, had not reached technical feasibility and had no foreseeable alternative uses. We had made no royalty or milestone payments under this agreement through December 31, 2005. In September 2002, Eli Lilly exercised its option under the agreement to reduce the agreed percentage of royalties on product sales. The exercise of this option required us to pay $15.0 million to Eli Lilly, and we made the payment to Eli Lilly during January 2003. In September 2003, we expensed $10.0 million related to a milestone payment due to Eli Lilly for the completion of the Phase III clinical trials for oritavancin. This amount was recorded as a milestone-based liability at December 31, 2003 as a result of an understanding between Eli Lilly and ourselves.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million. A $1.0 million upfront payment from Targanta has been included in other income in our 2005 statement of operations and an additional $1.0 million payment has been included in other income in our 2006 statement of operations. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Based on Targanta’s early stage of development, significant uncertainty exists regarding the realization of the convertible

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promissory note, and thus we have fully reserved this amount in the accompanying financial statements. Effective February 2007, the corporate objectives have been met by Targanta and, upon conversion of the promissory note, we now hold approximately 1.7 million shares of Targanta Series C preferred stock. InterMune also received a seat on the Targanta Board of Directors. In connection with the Targanta transaction, Eli Lilly waived its right to collect the $10.0 million milestone payment which had previously been accrued. As a result, we reversed this liability in 2005 (reflected as a credit to acquired research and development expenses in the accompanying statement of operations).

6.	ACQUIRED PRODUCT RIGHTS

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and royalty payments. We expensed the $18.8 million as acquired research and development and milestone payments in the first quarter of 2002 since pirfenidone was in clinical development, had not reached technical feasibility and had no foreseeable alternative future uses. Future milestone payments will be based on the progress of clinical development of pirfenidone. We had made no royalty or milestone payments under this agreement through December 31, 2006. If all of the milestones under this agreement are achieved, we would be required to make milestone payments of $14.5 million. Our rights to the licensed products under the agreement could revert to Marnac if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. The agreement will expire upon the later of the expiration of the primary patent licensed under the agreement or on a disease-by-disease and country-by-country basis (as determined by reference to the indications for which pirfenidone is approved in such country) on the later of (i) the expiration of market exclusivity in such country (if any) resulting from the grant of orphan drug designation to pirfenidone for the treatment of a human fibrotic disease; and (ii) the expiration of the last valid and enforceable claim in a issued licensed patent claiming the use of pirfenidone to treat such disease in such country. Following expiration of the agreement, we will retain a fully paid-up, royalty-free, perpetual, irrevocable, sublicenseable license to the patents, know-how, and other intellectual property rights licensed under the Agreement. We may terminate the agreement after giving the requisite notice to Marnac. In the event Marnac or KDL terminate the agreement, we have the right to seek specific performance of the agreement.

Amgen Inc. (Interferon Gamma)

In 2002, we acquired certain pending patent applications relating to interferon gamma from Amgen in exchange for $3.5 million, of which $1.5 million was paid in June 2002, and the remaining $2.0 million was paid in January 2003. We are amortizing these product rights to operations over the expected useful product life of Actimmune®.

Shearwater Corporation (PEG-Alfacon-1)

In June 2002, we entered into a development, license and manufacturing agreement with Shearwater, a wholly owned subsidiary of Nektar Therapeutics, to access Shearwater’s pegylation technology in order to develop a pegylated version of Infergen®. Under the terms of the agreement, we received a co-exclusive license with Maxygen from Shearwater in exchange for an up-front payment of $500,000 and future milestone and royalty payments. We terminated this agreement in June 2006 and had paid $250,000 in milestone payments, but no royalty payments, under this agreement in the aggregate through the date of termination.

Genentech, Inc. License Agreement (Actimmune®)

In 1998, we obtained a license under Genentech’s patents relating to Actimmune®. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement expires. Our licensed Actimmune® rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune® in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune® for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune® for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune® in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune® and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a filing a BLA with the FDA for approval to market Actimmune® for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune® for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune®. We had made royalty payments of approximately $67.2 million, but no milestone payments, under this agreement in the aggregate through December 31, 2006. If all of the milestones under this agreement are achieved, we would be required to make milestone payments of $3.2 million. We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech. Our rights to certain therapeutic uses for Actimmune® under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Connetics Corporation (Actimmune®)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune® and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune® until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune®. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune® for the treatment of scleroderma. We had made royalty payments of approximately $1.5 million in the aggregate through December 31, 2006. There are no milestone payments pursuant to this agreement.

7.	SPONSORED RESEARCH, LICENSE AND COLLABORATION AGREEMENTS

Roche (Protease Inhibitors)

In October 2006 we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”). Under the Collaboration Agreement, we will collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006. We will also collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, we will conduct Phase I studies for ITMN-191, and thereafter Roche will lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments, of which $10.0 million has been received in January 2007. Roche will fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we will co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We will

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co-commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

Novartis Corporation (formerly Chiron Corporation) (Small Molecule Therapeutics)

In 2004, we entered into a license agreement with Novartis which granted us the right to discover, develop and commercialize small molecule therapeutic agents against certain HCV targets that are covered by patents owned by Novartis. In consideration for this license, we paid Novartis a nonrefundable fee of approximately $0.4 million in 2004 and are required to make milestone payments based on the clinical progress of ITMN-191. In 2006, we expensed $0.5 million upon initiation of the Phase Ia clinical trials for ITMN-191. Assuming that all of the remaining milestones under this agreement are achieved, we will be required to make milestone payments of $4.5 million. In addition, Novartis is entitled to receive royalties on future product sales.

Array BioPharma Inc. (Small Molecule Therapeutics)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting hepatitis with Array. We fund drug discovery research conducted by Array based on the number of Array scientists working on the research phase of the agreement and we are responsible for all development and commercialization. Array is entitled to receive milestone payments based on the selection and progress of clinical drug candidates, as well as low single digit royalties on net sales of products derived from the collaborative efforts. The original term of this agreement expired in September 2004 and has since been extended to June 2007, subject to certain conditions. In addition, in December 2004, the agreement was amended to provide a mechanism for us to purchase certain intellectual property rights arising from the collaboration. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target. This research collaboration extends through March 2007. Assuming that all of the remaining milestones under these agreements are achieved, we will be required to make milestone payments of $8.5 million. Total research and development expenses related to this agreement were $10.2 million, $7.5 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the $10.2 million in 2006 is a $0.5 million milestone payment for the initiation of the Phase Ia clinical trial for ITMN-191. Included in the $5.7 million in 2004 is a one-time non-refundable fee of $2.5 million paid in connection with securing the right to purchase Array’s ownership interest in certain collaboration patents.

Maxygen Holdings Ltd. (Next-Generation Interferon Gamma)

We have a license and collaboration agreement with Maxygen to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune®. If preclinical data provide compelling proof of concept for a longer-acting interferon gamma compound, our plan would be to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that meet these criteria. We have funded Maxygen’s optimization and development of these next-generation interferon gamma products and retain exclusive worldwide commercialization rights for all human therapeutic indications. Our diligence obligations include a minimum level of clinical development expenditures for an initial period of time, as well as the general obligation to use commercially reasonable efforts to clinically develop, seek regulatory approval for and commercialize a product in specified major market countries. The agreement terms include up-front license fees and full research funding, as well as development and commercialization milestone payments, which are payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products. In addition, Maxygen will receive royalties on product sales. We paid Maxygen a total of $87,000 and $106,000 for the years ended December 31, 2006 and 2004, respectively. We did not

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make any payments in 2005. If all of the milestones under this agreement are achieved, we would be required to make additional milestone payments of $43.0 million.

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

Boehringer Ingelheim International GmbH (Imukin®)

In 2001, we formed a collaboration with BI to clinically develop and seek regulatory approval for interferon gamma-1b, the active ingredient in Actimmune®, in certain diseases, and to commercialize a liquid formulation of interferon gamma-1b under one or more of BI’s trade names, including Imukin®, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties will seek to develop and obtain regulatory approval for the use of Imukin® in the treatment of a variety of diseases, including IPF, ovarian cancer, CGD and osteopetrosis. The agreement provides that we will fund and manage clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement. BI will pay us royalties on sales of the product when it meets a specified minimum sales level. BI has an option to exclusively promote Imukin in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which BI does not do so. If we opt to promote the product in those countries or for those new diseases for which BI does not, we will pay royalties to BI on sales of the product in those countries and/or for those new diseases. We had neither paid nor received any royalties under this agreement through December 31, 2006, and there are no milestone payments under this agreement. The agreement will expire, on a country-by-country basis, upon expiration of the parties’ royalty obligations in each country covered by the agreement. Such royalty obligations generally expire fifteen years after regulatory approval of Imukin® for certain specified indications in the relevant country. If no such regulatory approvals are granted in a particular country, the royalty obligations in such country will expire in 2016. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party or for the insolvency of the other party. In addition, we have the right to terminate the agreement with respect to certain countries at any time subsequent to regulatory approval for IPF.

Funding Commitments

Our non-cancelable funding commitments under the above sponsored research, license and collaboration agreements, excluding Roche, total $0.9 million as of December 31, 2006, of which all of it is due during the year ending December 31,2007.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of December 31, 2006 and 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006
Obligations of government-sponsored enterprises	$111,487	$16	$(72)	$111,431
Corporate debt securities	41,070	5	(5)	41,070
Auction rate preferred stock and other debt securities	49,607	—	(16)	49,591

Total	$202,164	$21	$(93)	$202,092

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Reported as:
Cash equivalents	$96,915	$18	$(4)	$96,929
Available-for-sale securities	105,249	3	(89)	105,163

Total	$202,164	$21	$(93)	$202,092

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005
Obligations of government-sponsored enterprises	$46,865	$6	$(57)	$46,814
Corporate debt securities	30,531	5	(19)	30,517
Auction rate preferred stock and other debt securities	8,727	—	—	8,727

Total	$86,123	$11	$(76)	$86,058

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Reported as:
Cash equivalents	$57,858	$11	$(1)	$57,868
Available-for-sale securities	28,265	—	(75)	28,190

Total	$86,123	$11	$(76)	$86,058

The realized gains and losses for the years 2006 and 2005 were not material. Realized gains and losses were calculated based on the specific identification method.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the amortized cost and estimated fair value of available-for-sale debt securities at December 31, by contractual maturity (in thousands):

	December 31, 2006
	Amortized
	Cost	Fair Value

Mature in less than one year	$172,827	$172,801
Mature in one to three years	29,337	29,291
Mature in over three years	—	—

Total	$202,164	$202,092

9.	BALANCE SHEET DETAIL

Inventories consist of the following at December 31 (in thousands):

	2006	2005

Finished goods	$8,188	$12,437

Total	$8,188	$12,437

For the years ended December 31, 2005 and 2004, we recognized a total of $9.1 million and $4.7 million, respectively, in cost of goods for excess inventory and non-cancelable purchase commitments in excess of forecasted demand. We did not incur any charges for excess inventory and non-cancelable purchase commitments in 2006.

Property and equipment and related accumulated depreciation and amortization is as follows at December 31 (in thousands):

	2006	2005

Computer and laboratory equipment	$9,444	$6,125
Office furniture and fixtures	3,693	3,577
Leasehold improvements	9,139	8,122

	22,276	17,824
Less accumulated depreciation and amortization	(13,066)	(10,550)

Total	$9,210	$7,274

Other accrued liabilities consist of the following at December 31 (in thousands):

	2006	2005

Accrued clinical trial costs	$7,654	$8,289
Royalties payable	1,955	7,061
Liability under government settlement — current	4,575	—
Deferred collaboration revenue — current	2,802	—
Medicaid rebates	534	1,424
Provision for returns and rebates	1,174	1,366
Accrued interest	142	142
Accrued research and development	2,733	271
Other accrued liabilities	1,981	3,436

Total other accrued liabilities	$23,550	$21,989

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(107,206)	$(5,235)	$(59,478)
Change in unrealized gain/(loss) on available-for-sale securities	(7)	173	(638)
Change in realized and unrealized gain on foreign currency hedge	(607)	(1,005)	1,824

Comprehensive loss	$(107,820)	$(6,067)	$(58,292)

Accumulated other comprehensive income consists of the following at (in thousands):

	December 31,
	2006	2005

Net unrealized loss on available-for-sale securities	$(72)	$(65)
Gain on foreign currency hedge	212	819

Accumulated other comprehensive income	$140	$754

11.	CONVERTIBLE SUBORDINATED NOTES

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

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of December 31, 2006, we had no secured debt and no senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes have been included in other assets and are being amortized to interest expense using the effective interest method over the life of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at December 31, 2006 is $2.4 million.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of December 2006, we issued a cumulative total of 589,110 shares under the ESPP, including 117,858 issued in 2006, and 1,003,632 shares remained available for future issuance at December 31, 2006.

Restricted Stock Awards

In January 2006 we granted employees restricted stock awards for 404,450 shares of our common stock with a weighted-average fair value of $19.30 per share that vest in January 2008. The vesting may accelerate depending on the Company’s achievement of certain performance criteria over the two-year period, twenty-five percent each for four different milestones. In May 2006, the first of the four milestones was met and in January 2007, the second milestone was met. Grants made in 2004 and 2003 (none were granted in 2005) vest annually over a four-year period, thirty percent in each of the first three years and ten percent in the final year. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of these 2006 restricted stock awards and awards granted in 2004 and prior, we recognized $6.0 million in compensation expense during the year ended December 31, 2006, compared to $1.7 million and $1.1 million in the years ended December 31, 2005 and 2004, respectively. As all of the restricted stock awards vest through 2008, we will continue to recognize stock based compensation expense related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in 2003, 2004 and 2006 vest, we will recognize approximately $2.8 million in compensation expense over a weighted average remaining period of 1.2 years. However, no compensation expense will be recognized for stock awards that do not vest.

A summary of our restricted stock activity during the year ended December 31, 2006 is presented in the following table:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested at January 1, 2006	175,651	$16.02
Granted	424,450	19.43
Vested	(161,959)	18.08
Forfeited	(92,774)	17.77

Nonvested at December 31, 2006	345,368	$18.78

Stock Compensation Plans

In 1999, we adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provided for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Certain options were immediately exercisable, at the discretion of our board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. In 2000, we terminated all remaining unissued shares under the 1999 Plan amounting to 121,584 shares. Under the 1999 Plan, 46,550 shares have been granted to employees that are subject to repurchase as of December 31, 2006.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2000, our board of directors adopted the 2000 Equity Incentive Plan, which was most recently amended in 2004 and re-named the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). In 2000, a total of 2.0 million shares of common stock were initially reserved for issuance under the 2000 Plan. In 2004, an additional 1.0 million shares of common stock were reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. Options not immediately exercisable generally vest up to a maximum of four years. Options granted under the 2000 Plan have a maximum term of 10 years.

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

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options
	Shares		Weighted
	Available for	Number of	Average Exercise
	Grant	Shares	Price per Share

Balance at December 31, 2003	1,311,685	5,727,992	$27.52
Authorized	1,550,000	—	—
Shares terminated under 1999 plan and not available for future grants	(13,667)	—	—
Granted	(1,603,077)	1,603,077	$13.79
Restricted shares granted	(525,600)	—	—
Forfeited stock options	2,276,414	(2,276,414)	$29.02
Restricted shares forfeited	74,620	—	—
Exercised	—	(109,203)	$8.04

Balance at December 31, 2004	3,070,375	4,945,452	$22.81
Granted	(2,317,724)	2,317,724	$12.44
Forfeited stock options	795,980	(795,980)	$21.88
Restricted shares forfeited	152,275	—	—
Exercised	—	(18,166)	$12.95

Balance at December 31, 2005	1,700,906	6,449,030	$19.22
Granted	(1,406,716)	1,406,716	$16.15
Restricted shares granted	(424,450)	—	—
Forfeited stock options	1,240,435	(1,240,435)	$25.10
Restricted shares forfeited	92,774	—	—
Exercised	—	(1,225,763)	$15.18

Balance at December 31, 2006	1,202,949	5,389,548	$17.99

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the weighted average remaining contractual term for the outstanding options is 7.7 years and the aggregate intrinsic value is approximately $73.1 million on that date. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $6.4 million. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

The following table summarizes information about options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 4.50 - $12.74	1,763,940	8.01	$11.45	833,423	$11.09
$12.95 - $16.40	1,355,190	9.09	$15.09	256,777	$14.74
$16.42 - $23.16	1,347,815	7.32	$19.68	876,234	$19.88
$23.50 - $53.00	922,603	5.39	$32.27	922,431	$32.27

	5,389,548	7.66	$17.99	2,888,865	$20.85

At December 31, 2006, the weighted average remaining contractual term for options exercisable is 6.7 years and the aggregate intrinsic value for those shares is approximately $33.0 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $17.8 million in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any stock awards that do not vest.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reserved Shares

At December 31, 2006, common stock subject to future issuance is as follows:

Common stock issuable upon conversion of convertible senior notes	7,858,811
Outstanding common stock options	5,389,548
Common stock available for grant under stock option plans	1,202,949
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,003,632

Total	15,454,940

Valuation and Expense Information under SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $16.5 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. For the year ended December 31, 2006, approximately $8.1 million has been recorded in research and development (R&D) expense and the remaining $8.4 million has been recorded in selling, general and administrative (SG&A) expense. Approximately $0.3 million has been included in SG&A expense for the year ended December 31, 2006 in connection with the amendment to our Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan, which allows the board of directors to specify in a directors’ stock option agreement a longer or shorter period of time by which a director must exercise the option before the option terminates.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Year Ended
December 31,
2006

Expected stock price volatility	56%
Risk-free interest rate	5.0%
Expected term (in years)	6.0
Expected dividend yield	—

The weighted-average fair value per share of options granted during the year ended December 31, 2006 was $9.30.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes model with the following weighted-average assumptions:

Year Ended
December 31,
2006

Expected stock price volatility	65%
Risk-free interest rate	4.1%
Expected term (in years)	1.8
Expected dividend yield	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the year ended December 31, 2006 was $6.21.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Had we used the fair value based accounting method for stock-based compensation expense prescribed by SFAS No. 123 for the years ended December 31, 2005 and 2004, our net loss and net loss per share would have increased to the following pro-forma amounts (in thousands, except per share data):

	Year Ended
	December 31,
	2005	2004

Net loss, as reported	$(5,235)	$(59,478)
Add: Stock-based employee compensation expense, included in reported net loss	2,960	1,081
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,003)	(9,549)

Pro forma net loss	$(19,278)	$(67,946)

Net loss per share:
Basic and diluted — as reported	$(0.16)	$(1.87)

Basic and diluted — pro forma	$(0.60)	$(2.14)

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2005	2004

Expected stock price volatility	72%	74%
Risk-free interest rate	4.0%	3.6%
Expected term (in years)	6.5	6.0
Expected dividend yield	—	—

The weighted-average fair value per share of options granted was $8.46 in 2005 and $9.21 in 2004.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2005	2004

Expected stock price volatility	75%	80%
Risk-free interest rate	3.0%	2.5%
Expected term (in years)	2.0	2.0
Expected dividend yield	—	—

The weighted-average fair value for shares issued under the employee stock purchase plan for the years ended December 31, 2005 and 2004 was $8.38 and $12.76, respectively.

14.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

Significant components of our deferred tax assets as follows at December 31 (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$171,000	$139,000
Research and development credits	22,000	17,000
Capitalized research and development costs	12,000	12,000
Other, net	47,000	26,000

Total deferred tax assets	252,000	194,000
Valuation allowance	(252,000)	(194,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $58.0 million, $8.0 million, and $28.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets related to carryforwards at December 31, 2006 include approximately $7.6 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders equity.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $464.4 million, which expire in the years 2018 through 2026, and federal research and development credits of approximately $15.8 million, which expire in the years 2018 through 2026. In addition, we have net operating loss carryforwards for state income tax purposes of approximately $102.2 million, which expire in the years 2012 through 2016, and state research and development tax credits of approximately $9.1 million, which do not expire.

Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for InterMune in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial position.

15.	COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable lease for facilities, which expires in 2011. Total rent expense was approximately $4.2 million, $4.1 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule by year of future minimum lease payments of all leases at December 31, 2006 (in thousands):

Operating
Year	Leases

2007	$4,374
2008	4,617
2009	4,659
2010	4,803
2011	1,578
Thereafter	—

$20,031

The operating lease for our facility requires a letter of credit secured by a restricted cash balance with our bank. The amount of each letter of credit approximates 6-12 months of operating rent payable to the landlord of the facility and is effective until we reach profitability. At December 31, 2006 and 2005, restricted cash under this letter of credit amounted to $1.4 million.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

We have purchase commitments with BI for the manufacture and supply of Actimmune®. In 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune®. The agreement with BI generally provides for the exclusive supply by BI and exclusive purchase by us of Actimmune®. We are required to purchase a minimum amount of Actimmune® per year, and BI is required to supply Actimmune® to us, subject to certain limits. In July 2005, we amended the supply agreement with BI pursuant to which BI agreed to waive certain of our minimum purchase commitments for Actimmune® for 2005, and to reduce certain other minimum Actimmune® purchase requirements for 2006. In December 2006, we further amended the agreement pursuant to which BI has agreed to reduce our per vial price for purchases of Actimmune® in 2007 and 2008 in consideration for a prepayment in 2006 of approximately 3.4 million euros ($4.5 million at December 31, 2006). At December 31, 2006, our minimum purchase obligations totaled $91.6 million and are committed through the year 2012. Of these commitments, we have $15.9 million and $14.5 million of outstanding fixed purchase order commitments that become due and payable in 2007 and 2008, respectively. With regard to certain minimum purchase requirements for 2007 and thereafter, BI granted us the option of either taking delivery of Actimmune® or paying for the difference between the amount of product actually purchased and the minimum purchase requirement. Our contractual obligation to BI is denominated in euros. Given the fact that the Phase III INSPIRE trial was unsuccessful and discontinued in March 2007, in addition to the mechanism set forth in the agreement which allows us to decrease our minimum yearly purchase obligations on a going-forward basis (with adjustments to the financial terms to be negotiated by the parties), we are currently reviewing other aspects of the contracts that we believe are relevant to our future minimum purchase commitments, including our ability to cancel previously provided forecasts and eliminate our purchase obligations. In addition, the December 2006 prepayment has been charged to cost of goods sold in our 2006 results of operations as a result of our revised estimates of inventory requirements. See Note 20.

Contingent Payments

We will be required to make contingent milestone payments in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $75.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Department of Justice Settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune®, including information regarding the promotion and marketing of Actimmune®. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune® for idiopathic pulmonary fibrosis (“IPF”) by our former employees during a period ending in June 2003. As part of this comprehensive settlement, we entered into a Civil Settlement Agreement with the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. In addition, we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We paid $4.1 million of the first installment payment of $5.0 million during the fourth quarter of 2006 and are required to make additional payments on the remaining settlement amount over the next five years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in scheduled payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging us with one count of off-label promotion of Actimmune® for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if we comply with the provisions of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement became effective December 2006 when it was approved by the United States District Court for the Northern District of California.

Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services agrees to waive any potential exclusion of us from participation in federal health care programs provided that we comply with the terms of the Corporate Integrity Agreement for a period of five years. As part of the agreement, we agreed to retain an independent review organization to conduct annual reviews of our medical affairs group and periodic reviews of our promotional processes and policies as well as reviews of certain medical affairs group records.

The following table reflects the schedule of payments due under the settlement as of December 31, 2006 (in thousands):

Year	Principal	Interest	Total

2007	$4,309	$1,597	$5,906
2008	5,073	1,427	6,500
2009	5,826	1,174	7,000
2010	8,118	882	9,000
2011	9,524	476	10,000

Total	$32,850	$5,556	$38,406

16.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune® in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Prior to its divestiture in December 2005, we also marketed Infergen® in the United States and Canada for chronic HCV infections; and prior to its divestiture in May 2005, we also marketed Amphotec® worldwide for invasive aspergillosis. Total revenue for each year presented has been adjusted to reflect the reclassification of Infergen® revenue into discontinued operations.

Our net revenue for the years ended December 31, are as follows (in thousands):

	2006	2005	2004

Actimmune®	$90,317	$107,633	$124,980
Other products	—	2,863	3,700
Collaboration revenue	467	—	—

Totals	$90,784	$110,496	$128,680

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue by region for the years ended December 31, are as follows (in thousands):

	2006	2005	2004

United States	$90,185	$110,017	$126,288
Rest of world	599	479	2,392

Totals	$90,784	$110,496	$128,680

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 45%, 27% and 13%, respectively, of total accounts receivable at December 31, 2006, and three customers represented 46%, 12% and 11%, respectively, of total accounts receivable at December 31, 2005. No other customer represented more than 10% of accounts receivable at December 31, 2006 or December 31, 2005.

Revenue from customers representing 10% or more of total sales during the years ended December 31, 2006, 2005 and 2004 were as follows:

Customer	2006	2005	2004

CuraScript, Inc (formerly Priority Healthcare)	57%	59%	61%
Caremark	22%	21%	14%
Merck Medco	11%	7%	11%

17.	RELATED PARTY TRANSACTIONS

On October 29, 2004 we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we have also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock in open market purchases. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. As of December 31, 2006, Warburg Pincus held approximately 21% of our outstanding common stock.

18.	EMPLOYEE SAVINGS PLAN

On May 1, 1999, we adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who fulfill certain length-of-service requirements. Employees may contribute up to the maximum limit imposed by federal tax law. Beginning in 2005, we began matching employee contributions at a rate of 50% of the first $6,000 per employee contributed each year. Our total matching contributions were $0.5 million and $0.8 million in 2006 and 2005, respectively. We did not make any matching contributions under the 401(k) defined contribution plan in 2004.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy limits our exposure and may enable us to recover a portion of any future amounts paid. Accordingly, we believe the fair value of these indemnification agreements is minimal. Therefore, we have not recorded any liabilities for these agreements as of December 31, 2006.

20.	SUBSEQUENT EVENT

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune® in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune® related assets are recoverable for at least their $9.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of December 31, 2006 which may be impacted (in thousands):

2006

Finished goods inventory	$8,188
Acquired product rights, net	1,167

Total	$9,355

We also expect to incur approximately $3.5 million in restructuring charges, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. We expect to record these charges during 2007. In addition, we may incur termination fees related to our supplier and clinical research organization contracts. Any or all of these remaining charges could be material, individually or collectively.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2006
Revenue, net
Actimmune	$24,356	$24,111	$22,496	$19,354	$90,317
Collaboration revenue	—	—	—	467	467

Total revenue, net	$24,356	$24,111	$22,496	$19,821	$90,784

Cost of goods sold	$6,248	$5,013	$4,421	$8,426	$24,108
Provision for settlement	—	30,000	6,944	—	36,944
Loss from operations	(14,283)	(45,881)	(30,290)	(24,535)	(114,989)
Loss from continuing operations	(12,532)	(44,018)	(28,361)	(21,051)	(105,962)
Income (loss) from discontinued operations	(254)	38	(623)	(405)	(1,244)
Net income (loss)	(12,786)	(43,980)	(28,984)	(21,456)	(107,206)
Basic and diluted net loss per share:
Continuing operations	$(0.38)	$(1.33)	$(0.86)	$(0.63)	$(3.18)
Discontinued operations	(0.01)	—	(0.02)	(0.01)	(0.04)

Net loss per share	$(0.39)	$(1.33)	$(0.88)	$(0.64)	$(3.22)

2005
Revenue, net
Actimmune	$27,705	$25,892	$25,793	$28,243	$107,633
Others	642	782	667	772	2,863

Total revenue, net	$28,347	$26,674	$26,460	$29,015	$110,496

Cost of goods sold	$6,585	$7,535	$12,487	$7,235	$33,842
Restructuring charges	—	—	—	5,549	5,549
Loss from operations	(11,623)	(15,068)	(19,770)	(15,204)	(61,665)
Loss from continuing operations	(10,227)	(14,566)	(18,741)	(14,114)	(57,648)
Loss from discontinued operations	(7,179)	(9,162)	(5,027)	73,781	52,413
Net income (loss)	(17,406)	(23,728)	(23,768)	59,667	(5,235)
Basic and diluted net loss per share:
Continuing operations	$(0.32)	$(0.45)	$(0.58)	$(0.44)	$(1.79)
Discontinued operations	(0.22)	(0.29)	(0.16)	2.28	1.63

Net income (loss) per share	$(0.54)	$(0.74)	$(0.74)	$1.84	$(0.16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
InterMune, Inc.

We have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this Form 10-K, that InterMune, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). InterMune Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that InterMune, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, InterMune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterMune, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 12, 2007

Changes in Internal Control over Financial Reporting.  There have been no changes to our internal controls over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant expect to file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held at 9:00 a.m. on May 15, 2007 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

Schedule II

InterMune, Inc.

Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2006, 2005 and 2004

	Balance at	Charged to
	Beginning of	Revenue or		Balance at
Description	Year	Expense	Utilizations	End of Year

Allowance for cash discounts:
Year ended December 31, 2006	$337	$1,887	$(2,060)	$164
Year ended December 31, 2005	526	3,108	(3,297)	337
Year ended December 31, 2004	358	3,151	(2,983)	526
Allowance for doubtful accounts:
Year ended December 31, 2006	$108	$—	$(108)	$—
Year ended December 31, 2005	94	43	(29)	108
Year ended December 31, 2004	50	44	—	94

(3) Exhibits

Number		Description of Document

3.1		Certificate of Incorporation of Registrant.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(10)
3.3		Bylaws of Registrant.(1)
3.4		Certificate of Amendment of Certificate of Incorporation of Registrant.(16)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.(24)
3.6		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.(8)
4.1		Specimen Common Stock Certificate.(1)
4.6		Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(20)
4.7		Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(20)
10	.1+	Form of Indemnity Agreement.(1)
10	.2+	1999 Equity Incentive Plan and related documents.(1)
10	.3+	Stock option grant notice, stock option agreement and notice of exercise for Amended and Restated 2000 Equity Incentive Plan.(2)
10	.4+	2000 Employee Stock Purchase Plan and related documents.(1)
10	.5+	Annual stock option grant notice and initial stock option grant notice for Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.(14)
10.6		Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
10.7		Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(8)
10.8		Preliminary Stipulation of Settlement Agreement, dated May 6, 2005.(27)
10	.19*	Data Transfer, Clinical Trial, and Market Supply Agreement, dated January 27, 2000, between the Registrant and Boehringer Ingelheim.(1)
10	.20+	Form of Change of Control Provisions for Officers.(3)
10.24		Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)
10.25		Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(4)
10.27		Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(4)
10.29		Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(5)
10.31		Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.32		First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.34		Product Acquisition Agreement, dated January 2, 2001, between Registrant and ALZA Corporation.(7)
10.35		Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(7)
10.38		Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc.(7)
10	.39*	License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen, Inc.(9)
10.40		Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(10)
10	.42*	Asset Purchase and License Agreement, dated September 19, 2001, between Registrant and Eli Lilly and Company.(10)

Number		Description of Document

10	.43*	Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(11)
10	.47+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D.(12)
10	.48+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.(12)
10	.49+	Secured Promissory Note, dated May 1, 2002, between Registrant and Marianne Armstrong, Ph.D.(12)
10	.50*	Amendment No. 1, dated April 26, 2002, to the Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(12)
10	.51*	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc.(12)
10	.52*	First Amendment, dated June 19, 2002, to the Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim International GmbH.(12)
10.53		Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(12)
10.54		Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(12)
10	.57*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(14)
10	.58+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(15)
10	.59+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.(15)
10	.60+	Promissory Note, dated May 22, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(15)
10	.64*	Amendment No. 2 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(17)
10	.65+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.(16)
10	.68*	License Agreement, dated March 29, 2002, among Registrant, Marnac, Inc., KDL, Inc., KDL GmbH, Dr. Solomon Margolin and Dr. Shitotomo Yamauchi.(20)
10	.69+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr.(18)
10.74		Aralast Promotion Agreement, dated as of March 26, 2004, by and between Registrant and Baxter Healthcare Corporation.(22)
10.79		Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(26)
10.80		Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(26)
10.81		Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(26)
10	.82+	Employment Offer Letter Agreement, dated October 29, 2004 and effective as of November 1, 2004, between Registrant and Cynthia Robinson.(26)
10	.83+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.(28)
10	.84+	Employment Offer Letter Agreement, dated May 14, 2004, between Registrant and Thomas Kassberg.(28)
10	.85+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D. (28)
10	.86+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele. (28)
10	.87+	Salary Information for Executive Officers. (28)
10	.88+	Compensation Arrangements with Non-Employee Directors. (28)

Number		Description of Document

10	.89+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D. (28)
10	.90+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Lawrence M. Blatt, Ph.D. (28)
10	.91+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D. (28)
10	.93+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 10, 2004, between Registrant and Thomas Kassberg. (28)
10	.94+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D. (28)
10	.95+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Howard A. Simon, Esq. (28)
10	.96*	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc. (28)
10	.97*	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc. (28)
10	.98**	Amendment No. 3, dated July 26, 2005, to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(29)
10	.99**	Data Transfer, Clinical Trial and Market Supply Agreement, dated November 3, 2005, between Registrant and Boehringer Ingelheim Austria, GmbH.(31)
10	.100**	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America.(30)
10	.101**	Amendment Number 3, dated December 22, 2005, to Development and Supply Agreement dated December 28, 2001, between Registrant and Abbott Laboratories.(31)
10	.102**	Amendment Number 4, dated December 22, 2005, to License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc.(31)
10	.103**	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.(31)
10	.104**	License Agreement, dated December 23, 2005, between Registrant and Eli Lilly & Company.(31)
10	.105+	Severance Agreement and General Release, dated January 6, 2006, between Registrant and Roger L. Hawley.(31)
10	.106**	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc.(31)
10	.107+	Amended and Restated 2000 Equity Incentive Plan.(31)
10	.108+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.(31)
10	.109**	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (32)
10	.110**	Amendment No. 4, dated December 21, 2006, to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(32)
10.111		Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California (32)
10.112		Civil Settlement Agreement between Registrant and the United States Department of Justice and the United States Attorney’s Office for the Northern District of California (32)
10.113		Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services (32)
21.1		List of Subsidiaries(32)
23.1		Consent of Independent Registered Public Accounting Firm(32)
24.1		Power of Attorney (included on the signature pages hereto)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(32)

Number		Description of Document

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(32)
32	.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(32)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensation plan or arrangement.

†	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Incorporated by reference to pages 16 through 26 of Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2000 (No. 333-45460).

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.

(13)	Incorporated by reference to pages following page 10 of Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2000 (No. 333-45460).

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.

(17)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended September 30, 2003.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003.

(20)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004.

(22)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended March 31, 2004.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2004.

(24)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended June 30, 2004.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2004.

(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.

(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2005.

(30)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(32)	Filed herewith.

(c) Exhibits

See Item 15(a) above.

(d) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterMune, Inc.

By:	/s/ JOHN C. HODGMAN
John C. Hodgman
Senior Vice President of Finance Administration
and Chief Financial Officer

Dated: March 26, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Hodgman and Daniel G. Welch, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signatures	Title	Date

/s/ William R. Ringo, Jr. William R. Ringo, Jr.	Chairman of the Board of Directors	March 26, 2007

/s/ Daniel G. Welch Daniel G. Welch	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2007

/s/ John C. Hodgman John C. Hodgman	Senior Vice President of Finance Administration and Chief Financial Officer (Principal Financial Officer)	March 26, 2007

/s/ Bruce W. Tomlinson Bruce W. Tomlinson	Vice President, Controller and Principal Accounting Officer	March 26, 2007

/s/ Lars Ekman Lars Ekman	Director	March 26, 2007

/s/ James I. Healy James I. Healy	Director	March 26, 2007

Signatures	Title	Date

/s/ David S. Kabakoff David S. Kabakoff	Director	March 26, 2007

/s/ Jonathan S. Leff Jonathan S. Leff	Director	March 26, 2007

/s/ Michael L. Smith Michael L. Smith	Director	March 26, 2007

EXHIBIT INDEX

Number		Description of Document

3.1		Certificate of Incorporation of Registrant.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(10)
3.3		Bylaws of Registrant.(1)
3.4		Certificate of Amendment of Certificate of Incorporation of Registrant.(16)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.(24)
3.6		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.(8)
4.1		Specimen Common Stock Certificate.(1)
4.6		Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(20)
4.7		Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(20)
10	.1+	Form of Indemnity Agreement.(1)
10	.2+	1999 Equity Incentive Plan and related documents.(1)
10	.3+	Stock option grant notice, stock option agreement and notice of exercise for Amended and Restated 2000 Equity Incentive Plan.(2)
10	.4+	2000 Employee Stock Purchase Plan and related documents.(1)
10	.5+	Annual stock option grant notice and initial stock option grant notice for Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.(14)
10.6		Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
10.7		Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(8)
10.8		Preliminary Stipulation of Settlement Agreement, dated May 6, 2005.(27)
10	.19*	Data Transfer, Clinical Trial, and Market Supply Agreement, dated January 27, 2000, between the Registrant and Boehringer Ingelheim.(1)
10	.20+	Form of Change of Control Provisions for Officers.(3)
10.24		Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(4)
10.25		Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(4)
10.27		Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(4)
10.29		Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(5)
10.31		Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.32		First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(6)
10.34		Product Acquisition Agreement, dated January 2, 2001, between Registrant and ALZA Corporation.(7)
10.35		Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(7)
10.38		Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc.(7)
10	.39*	License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen, Inc.(9)
10.40		Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(10)
10	.42*	Asset Purchase and License Agreement, dated September 19, 2001, between Registrant and Eli Lilly and Company.(10)

Number		Description of Document

10	.43*	Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(11)
10	.47+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D.(12)
10	.48+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.(12)
10	.49+	Secured Promissory Note, dated May 1, 2002, between Registrant and Marianne Armstrong, Ph.D.(12)
10	.50*	Amendment No. 1, dated April 26, 2002, to the Development and Supply Agreement, dated December 28, 2001, between Registrant and Abbott Laboratories.(12)
10	.51*	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc.(12)
10	.52*	First Amendment, dated June 19, 2002, to the Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim International GmbH.(12)
10.53		Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(12)
10.54		Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(12)
10	.57*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(14)
10	.58+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(15)
10	.59+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.(15)
10	.60+	Promissory Note, dated May 22, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(15)
10	.64*	Amendment No. 2 to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(17)
10	.65+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.(16)
10	.68*	License Agreement, dated March 29, 2002, among Registrant, Marnac, Inc., KDL, Inc., KDL GmbH, Dr. Solomon Margolin and Dr. Shitotomo Yamauchi.(20)
10	.69+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr.(18)
10.74		Aralast® Promotion Agreement, dated as of March 26, 2004, by and between Registrant and Baxter Healthcare Corporation.(22)
10.79		Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(26)
10.80		Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(26)
10.81		Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(26)
10	.82+	Employment Offer Letter Agreement, dated October 29, 2004 and effective as of November 1, 2004, between Registrant and Cynthia Robinson.(26)
10	.83+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.(28)
10	.84+	Employment Offer Letter Agreement, dated May 14, 2004, between Registrant and Thomas Kassberg.(28)
10	.85+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D. (28)
10	.86+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele. (28)
10	.87+	Salary Information for Executive Officers. (28)
10	.88+	Compensation Arrangements with Non-Employee Directors. (28)
10	.89+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D. (28)
10	.90+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Lawrence M. Blatt, Ph.D. (28)

Number		Description of Document

10	.91+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D. (28)
10	.93+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 10, 2004, between Registrant and Thomas Kassberg. (28)
10	.94+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D. (28)
10	.95+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Howard A. Simon, Esq. (28)
10	.96*	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc. (28)
10	.97*	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc. (28)
10	.98**	Amendment No. 3, dated July 26, 2005, to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(29)
10	.99**	Data Transfer, Clinical Trial and Market Supply Agreement, dated November 3, 2005, between Registrant and Boehringer Ingelheim Austria, GmbH.(31)
10	.100**	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America.(30)
10	.101**	Amendment Number 3, dated December 22, 2005, to Development and Supply Agreement dated December 28, 2001, between Registrant and Abbott Laboratories.(31)
10	.102**	Amendment Number 4, dated December 22, 2005, to License and Commercialization Agreement, dated June 15, 2001, between Registrant and Amgen Inc.(31)
10	.103**	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.(31)
10	.104**	License Agreement, dated December 23, 2005, between Registrant and Eli Lilly & Company.(31)
10	.105+	Severance Agreement and General Release, dated January 6, 2006, between Registrant and Roger L. Hawley.(31)
10	.106**	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc.(31)
10	.107+	Amended and Restated 2000 Equity Incentive Plan.(31)
10	.108+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.(31)
10	.109**	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (32)
10	.110**	Amendment No. 4, dated December 21, 2006, to Data Transfer, Clinical Trial and Market Supply Agreement, dated January 27, 2000, between Registrant and Boehringer Ingelheim Austria, GmbH.(32)
10.111		Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California (32)
10.112		Civil Settlement Agreement between Registrant and the United States Department of Justice and the United States Attorney’s Office for the Northern District of California (32)
10.113		Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services (32)
21.1		List of Subsidiaries(32)
23.1		Consent of Independent Registered Public Accounting Firm(32)
24.1		Power of Attorney (included on the signature pages hereto)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(32)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(32)
32	.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(32)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensation plan or arrangement.

†	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Incorporated by reference to pages 16 through 26 of Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2000 (No. 333-45460).

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.

(13)	Incorporated by reference to pages following page 10 of Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2000 (No. 333-45460).

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.

(17)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended September 30, 2003.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003.

(20)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004.

(22)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended March 31, 2004.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2004.

(24)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended June 30, 2004.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2004.

(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.

(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2005.

(30)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(32)	Filed herewith.