Form 10-Q
period 2007-03-31
INTERMUNE INC
filed 2007-05-10
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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
(Address of principal executive offices including zip code)

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

As of April 30, 2007, there were 34,531,784 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited, in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$133,934	$109,386
Available-for-sale securities	77,161	105,163
Accounts receivable, net of allowances of $107 at March 31, 2007 and $164 at December 31, 2006	13,209	11,799
Inventories	6,317	8,188
Prepaid expenses and other current assets	3,009	7,691

Total current assets	233,630	242,227
Property and equipment, net	9,913	9,210
Acquired product rights, net	1,042	1,167
Other assets	4,723	4,979

Total assets	$249,308	$257,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,639	$10,572
Accrued compensation	5,201	6,181
Liability under government settlement	4,975	4,575
Other accrued liabilities	17,339	18,975

Total current liabilities	38,154	40,303
Deferred rent	1,823	1,804
Deferred collaboration revenue	65,443	56,732
Liability under government settlement	28,541	28,541
Convertible notes	170,000	170,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 34,409 and 34,264 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	34	34
Additional paid-in capital	534,103	528,116
Accumulated other comprehensive income	102	140
Accumulated deficit	(588,892)	(568,087)

Total stockholders’ equity (deficit)	(54,653)	(39,797)

Total liabilities and stockholders’ equity (deficit)	$249,308	$257,583

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited, in thousands, except per share amounts)

Revenue, net
Actimmune®	$19,525	$24,356
Collaboration revenue	818	—

Total revenue, net	20,343	24,356
Costs and expenses:
Cost of goods sold	5,284	6,373
Research and development	29,439	21,561
General and administrative	9,496	10,705
Restructuring charges	1,333	—

Total costs and expenses	45,552	38,639

Loss from operations	(25,209)	(14,283)
Other income (expense):
Interest income	2,700	2,142
Interest expense	(714)	(314)
Other income (expense)	2,562	(77)

Loss from continuing operations	(20,661)	(12,532)
Discontinued operations:
Loss from discontinued operations	(144)	(254)

Net loss	$(20,805)	$(12,786)

Basic and diluted net loss per share
Continuing operations	$(0.61)	$(0.38)
Discontinued operations	—	(0.01)

	$(0.61)	$(0.39)

Shares used in computing basic and diluted net loss per share	34,063	32,662

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited, in thousands)

Cash flows used in operating activities:
Net loss	$(20,805)	$(12,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,181	986
Stock-based compensation expense	3,581	4,687
Change in unrealized gain on foreign currency cash flow hedge	(107)	(336)
Deferred rent	19	22
Changes in operating assets and liabilities:
Accounts receivable, net	(1,410)	6,087
Inventories	1,871	2,946
Other assets	4,798	(312)
Accounts payable and accrued compensation	(2,187)	(25,979)
Other accrued liabilities	(398)	(5,352)
Deferred revenue	9,181	—

Net cash used in operating activities	(4,276)	(30,037)

Cash flows from investing activities:
Purchases of property and equipment	(1,550)	(690)
Purchases of available-for-sale securities	(20,100)	(86,975)
Sales of available-for-sale securities	4,201	595
Maturities of available-for-sale securities	43,901	9,952

Net cash provided by (used in) investing activities	26,452	(77,118)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,372	9,834

Net cash provided by financing activities	2,372	9,834

Net increase (decrease) in cash and cash equivalents	24,548	(97,321)
Cash and cash equivalents at beginning of period	109,386	187,335

Cash and cash equivalents at end of period	$133,934	$90,014

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided primarily from sales of Actimmune®. We also have preclinical and advanced stage clinical programs in the pulmonology and hepatology areas. As part of our efforts to refocus our corporate strategy, we completed the sale of our Infergen® product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen® related activities are reflected as discontinued operations in these financial statements. Effective March 5, 2007 as a result of disappointing trial results, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune® in patients with idiopathic pulmonary fibrosis (“IPF”).

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

Inventory valuation

Inventories are stated at the lower of cost or market value. Cost is determined by the specific identification method. Inventories were $6.3 million and $8.2 million at March 31, 2007 and December 31, 2006, respectively, and consisted solely of finished goods.

Because of the long lead times required to manufacture our products, we enter into purchase obligations for our inventory requirements. We evaluate the need to provide reserves for contractually committed future purchases of

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed purchases. We are also required to make judgments as to the expiration dates of our products, since our products can no longer be used after their respective expiration dates. As part of our excess inventory assessment for all of our products, we also consider the expiration dates of our products to be manufactured in the future under these purchase obligations.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration (“FDA”) for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma. Accumulated amortization of this intangible asset was $2.5 million and $2.3 million at March 31, 2007 and December 31, 2006, respectively. Amortization expense for acquired product rights for each of the next three years until fully amortized is expected to be as follows: 2007 — $0.3 million; 2008 — $0.5 million; 2009 — $0.2 million.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collaboration revenue generally includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated life of the contract. Milestone payments for our collaboration agreement are recognized as revenue when milestones, as defined in the contract, are achieved.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”) resulted in a net receivable of approximately $3.2 million at December 31, 2006 and $7.1 million at March 31, 2007, of which $3.2 million was subsequently received in April. See Note 4 below.

Net loss per share

We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted average shares outstanding. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude potentially dilutive securities, composed of potential common shares issuable upon the exercise of stock options and common shares issuable upon conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

The securities excluded were as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006

Shares issuable upon exercise of stock options	5,291	5,013
Shares issuable upon conversion of convertible notes	7,859	7,859

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006

Net loss	$(20,805)	$(12,786)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	34,329	33,305
Less: weighted-average shares subject to repurchase	(266)	(643)

Weighted-average shares used in computing basic and diluted net loss per share	34,063	32,662

Basic and diluted net loss per share	$(0.61)	$(0.39)

Stock-Based Compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period for that portion of the award that is ultimately expected to vest. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended March 31, 2007 and 2006 was $3.6 million and $4.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the Employee Stock Purchase Plan (“ESPP”). For the three month period ended March 31, 2007, approximately $1.8 million each has been recorded in research and development (R&D) expense and in general and administrative (G&A) expense. For the three month period ended March 31, 2006, approximately $2.1 million has been recorded in R&D expense and the remaining $2.6 million has been recorded in G&A expense.

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

3.	ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune® in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million during 2006 related

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune® related assets are recoverable for at least their $7.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of March 31, 2007 which may be impacted (in thousands):

March 31,
2007

Finished goods inventory	$6,317
Acquired product rights, net	1,042

Total	$7,359

We also expect to incur approximately $3.5 million in restructuring charges during 2007, of which approximately $1.3 million has been incurred through March 31, 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. In addition, we may incur termination fees related to our supplier and clinical research organization contracts. Any or all of these remaining charges could be material, individually or collectively.

The activity in accrued restructuring, included within accrued compensation on the balance sheet, was as follows for the three month period ended March 31, 2007 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Severance	Cash	March 31,
	2006	Charges	Payments	2007

Workforce reduction	$—	$1,333	$—	$1,333

4.	ROCHE COLLABORATION

In October 2006 we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Roche. Under the Collaboration Agreement, we will collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments, of which $10.0 million has been received in January 2007. The $70.0 million in aggregate payments received from Roche through March 31, 2007 have been deferred and are being recognized ratably as collaboration revenue over the estimated life of the agreement. Future milestone payments will be recognized as revenue when milestones, as defined in the contract, are achieved. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We will receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co-commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ORITAVANCIN DIVESTITURE

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”), a development stage biopharmaceutical company . The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through March 31, 2007. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Based on Targanta’s early stage of development, significant uncertainty existed regarding the realization of the convertible promissory note, and thus we had fully reserved this amount at December 31, 2006 and prior. Effective February 2007, the corporate objectives have been met by Targanta and, upon conversion of the promissory note, we now hold approximately 1.7 million shares of Targanta Series C preferred stock. Our investment in Targanta is recorded at zero, given the continued uncertainty regarding the realization of this asset at March 31, 2007.

6.	DISCONTINUED OPERATIONS

We entered into a Product Acquisition Agreement (the “Agreement”) with a wholly-owned subsidiary of Valeant Pharmaceuticals Corporation (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen® from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 for approximately $122.6 million, including a fixed payment of approximately $2.6 million received in January 2007. Of the $122.6 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007. Discontinued operations in 2007 and 2006 consist of transition related services, primarily related to product returns in excess of our initial estimates.

7.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net loss	$(20,805)	$(12,786)
Change in unrealized gain (loss) on available-for-sale securities	69	(86)
Change in realized and unrealized gain on foreign currency hedge	(107)	(336)

Comprehensive loss	$(20,843)	$(13,208)

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Net unrealized loss on available-for-sale securities	$(3)	$(72)
Gain on foreign currency hedge	105	212

Accumulated other comprehensive income	$102	$140

8.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of March 31, 2007, we had no other secured debt or senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at March 31, 2007 and December 31, 2006 was $2.6 million and $2.4 million, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune®. The agreement, which has been amended from time to time, generally provides for the exclusive supply by BI and exclusive purchase by us of Actimmune®. Our contractual obligation to BI is denominated in euros. Prior to the failure of the INSPIRE trial, we had future purchase obligations of approximately $91.6 million. Given the fact that the Phase 3 INSPIRE trial was unsuccessful and discontinued in March 2007, in accordance with certain provisions of the contract, we have notified BI that we have cancelled our existing purchase obligations and previously provided forecasts which included supply quantities related to the IPF indication. We have placed a new and reduced order for our forecasted needs of Actimmune® for its approved indications; severe, malignant osteopetrosis and chronic granulomatous disease. In accordance with certain provisions of the contract, we may be responsible for those reasonable, documented financial obligations incurred by BI prior to our notice of cancellation and other costs. At this time, we can not estimate what these obligations are, if any.

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

10.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Actimmune®	$19,525	$24,356
Collaboration revenue	818	—

Total net revenue	$20,343	$24,356

Our net revenue by region for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

United States	$19,508	$24,319
Other countries	835	37

Total net revenue	$20,343	$24,356

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. One customer represented 57% of total accounts receivable at March 31, 2007, and three customers represented 45%, 27% and 13%, respectively, of total accounts receivable at December 31, 2006. No other customer represented more than 10% of accounts receivable at March 31, 2007 or December 31, 2006.

Revenue from customers representing 10% or more of total revenue during the three month periods ended March 31, 2007 and 2006, was as follows:

	Three Months Ended
	March 31,
Customer	2007	2006

CuraScript, Inc. (formerly Priority Healthcare)	49%	62%
Caremark	24%	21%
Merck Medco	11%	9%

11.	INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have an impact on our results of operations or financial condition. At the adoption date of January 1, 2007, we had no unrecognized tax benefits.

We file income tax returns in the U.S. federal and various state and local jurisdictions. We are not currently under examination by federal, state or local taxing authorities for any open tax years. The tax years 1998 through 2006 remain open to examination by the major taxing authorities to which we are subject. We record interest related to uncertain tax positions as interest and any penalties are recorded as other expense in our statement of operations.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	governmental regulation and approval;

•	sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, and future expenses;

•	our research and development expenses and other expenses;

•	the timing and payment of settlement amounts pursuant to our Civil Settlement Agreement with the government and potential restrictions on our business related to the Deferred Prosecution Agreement and Corporate Integrity Agreement with the government;

•	the timing and payment of milestone payments under the Collaboration Agreement with Roche; and

•	our operational and legal risks.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen® product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.6 million promissory note from Valeant due and paid to us in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based IPF disease awareness activities, which, when combined with the sale of our Infergen® assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. As a result of these decisions made during the latter part of 2005, we have had the following key development programs in place throughout 2006: Actimmune® for IPF (which, effective March 2007, has been discontinued), pirfenidone for IPF, the chronic hepatitis C virus (“HCV”) protease inhibitor program and a new target in hepatology. In October 2006, we entered into a Collaboration Agreement with Roche to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune® by former employees during a period that ended in June 2003. We recorded a $36.9 million charge during 2006 to reflect the final terms of the civil settlement agreement. The settlement resolves all outstanding government investigations of InterMune without criminal sanctions. We agreed to pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. As part of the settlement, we also entered into corporate integrity and deferred prosecution agreements with the government. We have sustained losses in every year since inception and, as of March 31, 2007, we had an accumulated deficit of $588.9 million.

Approved Product

Our sole approved product is Actimmune® (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the three month period ended March 31, 2007, Actimmune® accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

Research Programs

•	Hepatology

We have a preclinical research program in the hepatology area. In September 2002, we entered into a drug discovery collaboration agreement with Array BioPharma, Inc. (“Array”) to discover novel small molecule protease inhibitors for the treatment of hepatitis C. In late 2004, we amended the Array agreement to provide for the acquisition of certain intellectual property rights from Array. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target and have since terminated that agreement.

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

We initiated a second Phase III clinical trial of Actimmune® for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent data monitoring committee

(DMC). In a planned interim analysis that included a total of 115 deaths, the DMC found the overall survival result crossed a predefined stopping boundary for lack of benefit of Actimmune® relative to placebo. Among the 826 randomized patients, there was not a statistically significant difference between treatment groups in overall mortality (14.5% in the Actimmune group as compared to 12.7% in the placebo group). Based on a preliminary review of the interim safety data, the adverse events associated with Actimmune® therapy appeared generally consistent with prior clinical experience, including constitutional symptoms, neutropenia and possibly pneumonia. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune® related assets are recoverable for at least their $7.4 million net carrying value, if sales decline below our revised estimates, we may incur asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns. Further, we may incur termination fees related to our supplier and clinical research organization contracts.

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

Product Development Status

The following chart shows the status of our product development programs as of March 31, 2007:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Pirfenidone analog	X
Next generation gamma interferon	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second target in hepatology	X

Results of Operations

Revenue

Total revenue was $20.3 million and $24.4 million for the three-month periods ended March 31, 2007 and 2006, respectively, representing a decrease of 16%. This decrease was primarily attributable to a decrease in sales of Actimmune® which was partially offset by $0.8 million of collaboration revenue resulting from the October 2006 agreement with Roche. For the three-month periods ended March 31, 2007 and 2006, sales of Actimmune®, which declined 20% on a year over year basis, accounted for all of our net product revenue. Substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune® in the treatment of IPF.

There are a number of variables that impact Actimmune® revenue including, but not limited to, the discontinuation of the Phase 3 INSPIRE clinical trial, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune® or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $5.3 million and $6.4 million for the three-month periods ended March 31, 2007 and 2006, respectively. The gross margin percentage for our products was 73% and 74% for these periods in 2007 and 2006, respectively. Each three-month period includes approximately $0.1 million related to the amortization of acquired product rights.

Research and development expenses

Research and development expenses were $29.4 million and $21.6 million for the three-month periods ended March 31, 2007 and 2006, respectively, representing an increase of $7.9 million or 37%. The increase in spending for the three-month period ended March 31, 2007 compared with the same period in 2006 was primarily due to patient enrollment in CAPACITY, our Phase 3 clinical development program in IPF, which began in April 2006.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $1.8 million and $2.1 million of stock-based compensation in 2007 and 2006, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

Our development program expenses for the three month periods ended March 31, were as follows (in thousands):

Development Program	2007	2006

Pulmonology	$17,611	$9,196
Hepatology	5,485	5,115
Oncology	—	1,611
Programs — Non-specific	6,343	5,639

Total	$29,439	$21,561

A significant component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly, time consuming, and variable with respect to the timing of expense recognition. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	the filing by the FDA of an IND application to conduct human clinical trials for drugs;

•	the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•	the submission by a company and acceptance and approval by the FDA of an NDA or BLA for a drug product to allow commercial distribution of the drug for the approved indication.

Based on our existing budgeted programs and including the impact of SFAS 123(R), we expect research and development expenses to be in a range of $100.0 million to $110.0 million in 2007.

General and administrative expenses

General and administrative expenses were $9.5 million and $10.7 million for the three-month periods ended March 31, 2007 and 2006, respectively, representing a decrease of $1.2 million, or 11%. The decreased spending for the three-month periods ended March 31, 2007 compared with the same period in 2006 was primarily attributable to headcount reductions. In 2007, including the impact of SFAS 123(R), we expect general and administrative expenses to be in a range of $25.0 million to $35.0 million.

Restructuring charges

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune® in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we announced initiatives to reduce our operating expenses. In connection with those initiatives, we expect to incur approximately $3.5 million in restructuring charges during 2007, of which approximately $1.3 million has been incurred through March 31, 2007. These costs primarily consist of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. In addition, we may incur termination fees related to our supplier and clinical research organization contracts. Any or all of these remaining charges could be material, individually or collectively.

Interest income

Interest income increased to $2.7 million for the three-month period ended March 31, 2007, compared to $2.1 million for the three-month period ended March 31, 2006. This increase in interest income reflects increasing investment yields on our cash and short-term investments resulting from higher market interest rates.

Interest expense

Interest expense increased to $0.7 million in the first quarter of 2007 from $0.3 million in the first quarter of 2006. The $0.4 million increase reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods also includes our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income (expense)

Other income (expense) was $2.4 million for the three-month period ended March 31, 2007 compared to other expense of $0.1 million for the three-month period ended March 31, 2006. Other income for the three-month period ended March 31, 2007 includes $2.5 million in aggregate milestone payments in connection with our divestitures of oritavancin and Amphotec® in 2005.

Loss from Discontinued Operations

The loss from discontinued operations reflects the divestiture of our Infergen® product line to Valeant which was completed in December 2005. The loss from discontinued operations of $0.1 million and $0.3 million in the three month periods ended March 31, 2007 and 2006, respectively, is comprised primarily of product returns in excess of our initial estimates.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have an impact on our results of operations or financial condition. At the adoption date of January 1, 2007, we had no unrecognized tax benefits.

Liquidity and Capital Resources

At March 31, 2007, we had available cash, cash equivalents and available-for-sale securities of $211.1 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating Activities

Cash used in operating activities was $4.3 million during the three-month period ended March 31, 2007, comprised primarily of a net loss of $20.8 million. This use of cash was offset by an increase in deferred revenue of approximately $9.2 million and a decrease in other assets of approximately $4.8 million. The increase in deferred revenue primarily consists of a $10.0 million milestone payment from Roche as part of our collaboration agreement with them and the decrease in other assets is primarily due to our collection of a $2.6 million note due from Valeant in connection with the divestiture of Infergen®. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $26.5 million during the three-month period ended March 31, 2007, comprised primarily of maturities of short-term investments totaling $43.9 million, partially offset by $20.1 million of short-term investment purchases. A portion of the $60.0 million in proceeds received from the Roche collaboration at the end of 2006 was invested in marketable securities classified as short term investments during the first quarter of 2007 in accordance with our investment objectives.

Financing Activities

Cash provided by financing activities of $2.4 million for the three-month period ended March 31, 2007 was due to the receipt of proceeds from issuances of common stock in connection with employee stock option exercises.

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments with related parties. We have no loans with related parties, except for executive loans to Dr. Marianne Armstrong, our Chief Medical Affairs and Regulatory Officer in the amount of $0.1 million (retired May 2007), and Dr. Lawrence Blatt, our Chief Scientific Officer, in the amount of $0.1 million (retired May 2007). Both of these loans were in place prior to the enactment of the Sarbanes-Oxley Act in 2002.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2007 by effective maturity (in millions, except percentages):

							Fair Value
					2011 and		at March 31,
	2007	2008	2009	2010	Beyond	Total	2007

Assets:
Available-for-sale securities	$158.5	$28.0	$7.1	—	—	$193.6	$194.7
Average interest rate	5.2%	5.3%	5.4%	—	—	5.2%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$218.5
Average interest rate	—	—	—	—	.25%	.25%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune® inventory. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but did not enter into any new foreign currency forward contracts in 2005, 2006 or through March 31, 2007. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2006. Management assessed our internal control over financial reporting as of March 31, 2007, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2007. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby summarize those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2006, in addition to other information and risk factors in this Report. See our Annual Report on Form 10-K for a more comprehensive set of risk factors. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business

If physicians do not prescribe Actimmune® or prescribe it less often for the treatment of IPF, our revenue will decline at an unknown rate.

Physicians may choose not to prescribe Actimmune® or provide fewer patient referrals for Actimmune® for the treatment of IPF because:

•	Actimmune® is not, nor will it be approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune® for the treatment of IPF;

•	in our initial and Phase III INSPIRE clinical trials, Actimmune® failed to meet the primary and secondary endpoints;

•	physicians prefer to enroll their patients in another trial for the treatment of IPF, including our Phase III pirfenidone trials;

•	Actimmune® does not have a drug compendia listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

•	physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization;

•	physicians are not confident that Actimmune® has a clinically significant treatment effect for IPF;

•	a competitor’s product shows a clinically significant treatment effect for IPF; or

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

We had 149 full-time employees as of April 30, 2007, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

InterMune, Inc.

By:	/s/ Bruce Tomlinson
Vice President, Controller and
Principal Accounting Officer

Date: May 9, 2007

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