Form 10-Q
period 2007-06-30
INTERMUNE INC
filed 2007-08-09
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-29801

InterMune, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3296648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

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

As of July 31, 2007, there were 34,835,211 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$124,143	$109,386
Available-for-sale securities	84,367	105,163
Accounts receivable, net of allowances of $86 at June 30, 2007 and $164 at December 31, 2006	6,912	11,799
Inventories	4,788	8,188
Prepaid expenses and other current assets	5,210	7,691

Total current assets	225,420	242,227
Property and equipment, net	9,186	9,210
Acquired product rights, net	917	1,167
Other assets	5,359	4,979

Total assets	$240,882	$257,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,416	$10,572
Accrued compensation	4,844	6,181
Liability under government settlement	5,404	4,575
Other accrued liabilities	16,365	18,975

Total current liabilities	44,029	40,303
Deferred rent	1,818	1,804
Deferred collaboration revenue	64,625	56,732
Liability under government settlement	28,541	28,541
Convertible notes	170,000	170,000
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 34,702 and 34,264 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	35	34
Additional paid-in capital	540,599	528,116
Accumulated other comprehensive income (loss)	(81)	140
Accumulated deficit	(608,684)	(568,087)

Total stockholders’ equity (deficit)	(68,131)	(39,797)

Total liabilities and stockholders’ equity (deficit)	$240,882	$257,583

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited, in thousands, except per share data)

Revenue, net
Actimmune®	$14,533	$24,111	$34,058	$48,467
Collaboration revenue	10,818	—	11,636	—

Total revenue, net	25,351	24,111	45,694	48,467
Costs and expenses:
Cost of goods sold	3,276	5,138	8,560	11,511
Research and development	27,956	24,769	57,395	46,330
General and administrative	7,090	10,085	16,586	20,790
Provision for government settlement	—	30,000	—	30,000
Restructuring charges	8,596	—	9,929	—

Total costs and expenses	46,918	69,992	92,470	108,631

Loss from operations	(21,567)	(45,881)	(46,776)	(60,164)
Other income (expense):
Interest income	2,544	2,228	5,244	4,370
Interest expense	(745)	(315)	(1,459)	(629)
Other income (expense)	(40)	(50)	2,522	(127)

Loss from continuing operations	(19,808)	(44,018)	(40,469)	(56,550)
Discontinued operations:
Income (loss) from discontinued operations	16	38	(128)	(216)

Net loss	$(19,792)	$(43,980)	$(40,597)	$(56,766)

Basic and diluted net loss per share
Continuing operations	$(0.58)	$(1.33)	$(1.19)	$(1.72)
Discontinued operations	—	—	—	(0.01)

	$(0.58)	$(1.33)	$(1.19)	$(1.73)

Shares used in computing basic and diluted net loss per share	34,315	33,030	34,190	32,847

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited, in thousands)

Cash flows used in operating activities:
Net loss	$(40,597)	$(56,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,416	2,057
Stock-based compensation expense	7,853	9,405
Change in unrealized gain on foreign currency cash flow hedge	(212)	(473)
Deferred rent	14	56
Provision for government settlement	—	30,000
Changes in operating assets and liabilities:
Accounts receivable, net	4,887	3,304
Inventories	3,400	(168)
Other assets	1,674	(1,151)
Accounts payable and accrued compensation	5,507	(27,005)
Other accrued liabilities	(2,251)	(5,074)
Deferred revenue	8,363	—

Net cash used in operating activities	(8,946)	(45,815)

Cash flows from investing activities:
Purchases of property and equipment	(1,724)	(1,142)
Purchases of available-for-sale securities	(42,105)	(94,971)
Sales of available-for-sale securities	17,000	1,064
Maturities of available-for-sale securities	45,901	13,125

Net cash provided by (used in) investing activities	19,072	(81,924)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,631	11,522

Net cash provided by financing activities	4,631	11,522

Net increase (decrease) in cash and cash equivalents	14,757	(116,217)
Cash and cash equivalents at beginning of period	109,386	187,335

Cash and cash equivalents at end of period	$124,143	$71,118

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided from sales of Actimmune and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”). We also have preclinical and advanced stage clinical programs in the pulmonology and hepatology areas. As part of our efforts to refocus our corporate strategy, we completed the sale of our Infergen® product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen related activities are reflected as discontinued operations in these financial statements. Effective March 5, 2007 as a result of disappointing trial results, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with idiopathic pulmonary fibrosis (“IPF”).

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

Inventory valuation

Inventories are stated at the lower of cost or market value. Cost is determined by the specific identification method. Inventories were $4.8 million and $8.2 million at June 30, 2007 and December 31, 2006, respectively, and consisted solely of finished goods.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant differences between our current estimates and judgments and future commercial and clinical estimated demand for Actimmune and the useful life of our inventories may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we record charges for excess inventory and purchase commitments.

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration (“FDA”) for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma. Accumulated amortization of this intangible asset was $2.6 million and $2.3 million at June 30, 2007 and December 31, 2006, respectively. Amortization expense for acquired product rights for each of the next three years until fully amortized is expected to be as follows: 2007 — $0.2 million; 2008 — $0.5 million; 2009 — $0.2 million.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Collaboration revenue generally includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated life of the contract. Milestone payments received under our collaboration agreement related to events that are substantively at risk at the initiation of the agreement are recognized as revenue when the milestones, as defined in the contract, are achieved.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net receivable of approximately $2.7 million at June 30, 2007 and $3.2 million at December 31, 2006. See Note 4 below.

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

The securities excluded were as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Shares issuable upon exercise of stock options	5,210	5,796	5,210	5,796
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859	7,859

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(19,792)	$(43,980)	$(40,597)	$(56,766)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	34,579	33,714	34,455	33,510
Less: weighted-average shares subject to repurchase	(264)	(684)	(265)	(663)

Weighted-average shares used in computing basic and diluted net loss per share	34,315	33,030	34,190	32,847

Basic and diluted net loss per share	$(0.58)	$(1.33)	$(1.19)	$(1.73)

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

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three and six-month periods ended June 30, 2007 and 2006 (in thousands):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Research and development	$2,134	$2,300	$3,967	$4,422
General and administrative	2,104	2,419	3,886	4,983

Total stock-based compensation expense	$4,238	$4,719	$7,853	$9,405

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are currently evaluating the impact of EITF 07-3, but do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million during 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $5.7 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of June 30, 2007 which may be impacted (in thousands):

June 30,
2007

Finished goods inventory	$4,788
Acquired product rights, net	917

Total	$5,705

We also expect to incur approximately $3.5 million in personnel-related restructuring charges during 2007, of which approximately $3.1 million has been incurred through June 30, 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with Boehringer Ingelheim Austria (“BI”). See Note 9 below. In addition, we may incur termination fees related to our clinical research organization contracts. Any or all of these remaining charges could be material, individually or collectively.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in accrued restructuring, included within accounts payable and accrued compensation on the balance sheet, was as follows for the six month period ended June 30, 2007 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,		Cash	June 30,
	2006	Charges	Payments	2007

Workforce reduction	$—	$3,150	$3,150	$—
Supply agreement termination	—	6,779	—	6,779

Totals	$—	$9,929	$3,150	$6,779

4.	ROCHE COLLABORATION

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

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments. One milestone payment of $10.0 million was received in January 2007. The upfront payment of $60.0 million and this $10.0 million milestone payment have been deferred and are being recognized ratably as collaboration revenue over the estimated life of the Collaboration Agreement. All further milestone payments, of which a $10.0 million milestone was received in June 2007, will be recognized as revenue when they are achieved, as defined in the Collaboration Agreement. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We are entitled to receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co-commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

5.	ORITAVANCIN DIVESTITURE

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”), a development stage biopharmaceutical company . The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through June 30, 2007. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Based on Targanta’s early stage of development, significant uncertainty existed regarding the realization of the convertible promissory note, and we fully reserved this note upon receipt. Effective February 2007, the corporate objectives have been met by Targanta and, upon conversion of the promissory note, we now hold approximately 1.7 million

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Targanta Series C preferred stock. As of June 30, 2007, the net book value of our investment in Targanta continues to be zero.

6.	DISCONTINUED OPERATIONS

We entered into a Product Acquisition Agreement (the “Agreement”) with a wholly-owned subsidiary of Valeant Pharmaceuticals Corporation (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 for approximately $122.6 million, including a fixed payment of approximately $2.6 million received in January 2007. Of the $122.6 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007. Discontinued operations in 2007 and 2006 consist of transition related services, primarily related to product returns in excess of our initial estimates.

7.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(19,792)	$(43,980)	$(40,597)	$(56,766)
Change in unrealized gain (loss) on available-for-sale securities	(78)	(156)	(9)	(242)
Change in unrealized gain on foreign currency cash flow hedges	(105)	(137)	(212)	(473)

Comprehensive loss	$(19,975)	$(44,273)	$(40,818)	$(57,481)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Net unrealized loss on available-for-sale securities	$(81)	$(72)
Unrealized gain on foreign currency hedge	—	212

Accumulated other comprehensive income	$(81)	$140

8.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of June 30, 2007, we had no other secured debt or senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at June 30, 2007 and December 31, 2006 was $2.8 million and $2.4 million, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In January 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune. The agreement, which had been amended from time to time, generally provided for the exclusive supply by BI and exclusive purchase by us of Actimmune. This contractual obligation to BI was denominated in euros. Prior to the failure of the INSPIRE trial, we had future purchase obligations of approximately $91.6 million. Given the fact that the Phase 3 INSPIRE trial was unsuccessful and was discontinued in March 2007, we entered into a termination agreement (“Termination Agreement”) with BI. The Termination Agreement provides for the termination of the existing supply agreement dated January 2000, as amended, for the clinical and commercial supply of Actimmune conditioned upon and coincident with the entry by us and BI into a new agreement for the clinical and commercial supply of Actimmune. In consideration of the entry into the Termination Agreement, we incurred approximately $6.8 million in termination expenses during the second quarter of 2007, which have been included in restructuring charges in our condensed consolidated statement of operations. Pursuant to the Termination Agreement and new supply agreement, we eliminated $91.6 million in future purchase commitments for Actimmune for the years 2007 to 2012. On June 29, 2007, InterMune and BI entered into a new agreement for the clinical and commercial supply of Actimmune (“Supply Agreement”). Under the terms of the new Supply Agreement, we are not required to make any minimum annual purchase commitments and BI is not required to commit to reserving any minimum annual capacity for the manufacture of Actimmune. On a going forward basis, the product will be purchased based upon a rolling forecast. The new Supply Agreement is effective as of June 29, 2007 and will expire on December 31, 2012. If BI is not able to supply all of our requirements for Actimmune, we may choose an additional manufacturer. However, we are not entitled to seek such a secondary source until BI has informed us of its unwillingness or inability to meet our requirements. Either party has the right to terminate the Supply Agreement if the other party materially breaches its obligations thereunder. In addition, we have the right to terminate the Supply Agreement immediately in the event that health authorities prevent distribution of Actimmune for all indications.

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $32.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $32.6 million in aggregate milestone payments, approximately $3.2 million are related to the further development of Actimmune and therefore we do not expect to pay these amounts.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue for the three- and six-months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Actimmune	$14,533	$24,111	$34,058	$48,467
Collaboration revenue	10,818	—	11,636	—

Total net revenue	$25,351	$24,111	$45,694	$48,467

Our net revenue by region for the three- and six-months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

United States	$14,496	$24,069	$34,004	$48,388
Other countries	10,855	42	11,690	79

Total net product sales	$25,351	$24,111	$45,694	$48,467

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 44% and 28%, respectively, of total accounts receivable at June 30, 2007, and three customers represented 45%, 27% and 13%, respectively, of total accounts receivable at December 31, 2006. No other customer represented more than 10% of accounts receivable at June 30, 2007 or December 31, 2006.

Revenue from customers representing 10% or more of total revenue during the six-month periods ended June 30, 2007 and 2006, was as follows:

	Six Months
	Ended
	June 30,
Customer	2007	2006

CuraScript, Inc. (formerly Priority Healthcare)	48%	61%
Caremark	24%	21%
Merck Medco	13%	10%

11.	INCOME TAXES

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and six-month periods ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune (interferon gamma-1b) and Infergen (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.6 million promissory note from Valeant due and paid to us in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based IPF disease awareness activities, which, when combined with the sale of our Infergen assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. As a result of these decisions made during the latter part of 2005, we have had the following key development programs in place throughout 2006: Actimmune for IPF (which, effective March 2007, has been discontinued), pirfenidone for IPF, the chronic hepatitis C virus (“HCV”) protease inhibitor program and a new target in hepatology. In October 2006, we entered into a Collaboration Agreement with Roche to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period that ended in June 2003. We recorded a $36.9 million charge during 2006 to reflect the final terms of the civil settlement agreement. The settlement resolves all outstanding government investigations of InterMune without criminal sanctions. We agreed to pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. As part of the settlement, we also entered into corporate integrity and deferred prosecution agreements with the government. We have sustained losses in every year since inception and, as of June 30, 2007, we had an accumulated deficit of $608.7 million.

Approved Product

Our sole approved product is Actimmune (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the three- and six-month period ended June 30, 2007, Actimmune accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Research Programs

• Hepatology

We have a preclinical research program in the hepatology area. In September 2002, we entered into a drug discovery collaboration agreement with Array BioPharma, Inc. (“Array”) to discover novel small molecule protease inhibitors for the treatment of hepatitis C. In late 2004, we amended the Array agreement to provide for the acquisition of certain intellectual property rights from Array. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target and have since terminated that agreement, although we continue to conduct research on this new hepatology target.

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN 191” (formerly known as ITMN B) as our lead compound and have advanced this compound through toxicology and other clinical trial authorization-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors. Under the Collaboration Agreement with Roche, we are collaborating to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006, and novel second-generation HCV protease inhibitors. On July 23rd, we submitted an amended CTA to the relevant European regulatory authority, the final step before initiating a Phase Ib study with ITMN-191.

• Pulmonology

We have a preclinical research program in pulmonology. In September 4, 2001 we entered into a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc., to develop and commercialize novel, next generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. Effective July 2007, we have terminated this agreement with Maxygen.

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

We are developing pirfenidone for the treatment of IPF. In 2005 we finalized the design of a Phase III clinical program for pirfenidone (otherwise known as the “CAPACITY” program) after receiving input from the FDA and the European Medicines Agency (“EMEA”). This program is designed to enroll approximately 580 patients with mild to moderate forms of IPF in two separate, concurrent multi-national Phase III trials. The primary endpoint of these trials is lung function, as measured by change in forced vital capacity (“FVC”), which is believed to be an important measure of disease progression. Phase II studies of pirfenidone suggest that pirfenidone may be effective in preventing a decline in lung function and disease progression. On April 27, 2006 we announced that we had initiated the CAPACITY program by enrolling the first patient in the program and have continued to make progress throughout 2006 towards our goal of enrolling approximately 580 patients. In March 2007, we announced our intent to refine and expand the CAPACITY program to include an increase in the number of patients as well as treatment duration. In May 2007, we announced completion of enrollment in CAPACITY with a total of 779 patients at 110 centers in North America and Europe.

We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent data monitoring committee (DMC). In a planned interim analysis that included a total of 115 deaths, the DMC found the overall survival result crossed a predefined stopping boundary for lack of benefit of Actimmune relative to placebo. Among the 826 randomized patients, there was not a statistically significant difference between treatment groups in overall mortality (14.5% in the Actimmune group as compared to 12.7% in the placebo group). Based on a preliminary review of the interim safety data, the adverse events associated with Actimmune therapy appeared generally consistent with prior clinical experience, including constitutional symptoms, neutropenia and possibly pneumonia. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $5.7 million net carrying value, if sales decline below our revised estimates, we may incur asset impairment charges, including inventory writedowns and impairment of acquired product rights, as well as product returns. Further, we may incur termination fees related to our clinical research organization contracts.

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

The following chart shows the status of our product development programs as of June 30, 2007:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Pirfenidone analog	X
Next generation gamma interferon	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second target in hepatology	X

Results of Operations

Revenue

Total revenue was $25.4 million and $24.1 million for the three-month periods ended June 30, 2007 and 2006, respectively, representing an increase of 5%. This increase was attributable to $10.8 million of collaboration revenue resulting from the October 2006 agreement with Roche, offset by a decrease in sales of Actimmune of approximately $9.6 million, or 40%. Total revenue was $45.7 million and $48.5 million for the six-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of 6%. This decrease was attributable to a decrease in sales of Actimmune of approximately $14.4 million, or 30%, offset by $11.6 million of collaboration revenue resulting from the agreement with Roche. For the three- and six-month periods ended June 30, 2007 and 2006, sales of Actimmune accounted for all of our net product revenue. Substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase 3 INSPIRE clinical trial in March 2007, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $3.3 million and $5.1 million for the three-month periods ended June 30, 2007 and 2006, respectively. The gross margin percentage for our product was 77% and 79% for these periods in 2007 and 2006, respectively. During the second quarter of 2007, we recorded a $0.4 million charge for excess inventory. For the six months ended June 30, 2007, cost of goods were $8.6 million compared with $11.5 million for the same period last year. The gross margin percentage for the six months ended June 30, 2007 and 2006 was 75% and 76%, respectively. The decline in cost of goods sold for the three- and six-months ended June 30, 2007 compared to the same periods last year reflects the declining Actimmune revenue.

Research and development expenses

Research and development (R&D) expenses were $28.0 million and $24.8 million for the three-month periods ended June 30, 2007 and 2006, respectively, representing an increase of $3.2 million or 13%. The increase in spending for the three-month period ended June 30, 2007 compared with the same period in 2006 was primarily due to the completion of patient enrollment in CAPACITY, our Phase 3 clinical development program in IPF, which began in April 2006 and the initiation of Phase Ia clinical trials for ITMN-191 late in 2006. For the six-months ended June 30, 2007 and 2006, R&D expenses were$57.4 million and $46.3 million, respectively, an increase of approximately 24%. The increase in R&D expenses for the six-months ended June 30, 2007 compared with the same period in 2006 is for the same reasons noted above.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $3.9 million and $4.4 million of stock-based compensation in 2007 and 2006, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Government Regulation and Approval of our Products and Product Candidates.”

Our development program expenses for the six-month periods ended June 30, were as follows (in thousands):

Development Program	2007	2006

Pulmonology	$33,164	$20,320
Hepatology	10,500	11,592
Oncology	—	2,915
Programs — Non-specific	13,731	11,503

Total	$57,395	$46,330

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

General and administrative expenses

General and administrative (G&A) expenses were $7.1 million and $10.1 million for the three-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of $3.0 million, or 30%. For the six-months ended June 30, 2007 and 2006, G&A expenses were $16.6 million and $20.8 million, respectively, a decrease of $4.2 million, or approximately 20%. The decreased spending for the three- and six-month periods ended June 30, 2007 compared with the same periods in 2006 was primarily attributable to headcount reductions. In 2007, including the impact of SFAS 123(R), we expect G&A expenses to be in a range of $25.0 million to $35.0 million.

Provision for government settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On July 27, 2006, we announced that we had recorded an estimated provision of $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period ending in January 2003. This comprehensive settlement was ultimately completed in October 2006 and resolves all outstanding government investigations of InterMune.

Restructuring charges

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we announced initiatives to reduce our operating expenses. In connection with those initiatives, we expect to incur approximately $3.5 million in personnel-related restructuring charges during 2007, of which approximately $3.1 million has been incurred through June 30, 2007, including $1.8 million in the second quarter of 2007. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI. In addition, we may incur termination fees related to our clinical research organization contracts. Any or all of these remaining charges could be material, individually or collectively.

Interest income

Interest income increased to $2.5 million for the three-month period ended June 30, 2007, compared to $2.2 million for the three-month period ended June 30, 2006 and increased to $5.2 million for the six-months ended June 30, 2007 from $4.4 million for the same period last year. These increases reflect increasing investment yields on our cash and short-term investments resulting from higher market interest rates and slightly higher average cash and short-term investment balances.

Interest expense

Interest expense increased to $0.7 million in the second quarter of 2007 from $0.3 million in the second quarter of 2006 and to $1.5 million for the six months ended June 30, 2007 from $0.6 million for the same period in 2006. The increases reflect interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods also includes our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income (expense)

Other income (expense) was negligible for the three-month periods ended June 30, 2007 and 2006 as well as for the six-month period ended June 30, 2006. Other income for the six-month period ended June 30, 2007 includes $2.5 million in aggregate milestone payments in connection with our divestitures of oritavancin and Amphotec in 2005.

Income (loss) from discontinued operations

The income (loss) from discontinued operations reflects the divestiture of our Infergen product line to Valeant which was completed in December 2005. The income (loss) from discontinued operations for each of the three- and six-month periods ended June 30, 2007 and 2006 is comprised primarily of adjustments to our product return estimates.

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

Liquidity and Capital Resources

At June 30, 2007, we had available cash, cash equivalents and available-for-sale securities of $208.5 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating Activities

Cash used in operating activities was $8.9 million during the six-month period ended June 30, 2007, comprised primarily of a net loss of $40.6 million. This use of cash was primarily offset by increases in deferred revenue and accounts payable and accrued compensation of approximately $8.4 million and $5.5 million, respectively. The increase in deferred revenue primarily consists of a $10.0 million milestone payment from Roche as part of our collaboration agreement with them. The increase in accounts payable and accrued compensation is primarily due to the $6.8 million restructuring expenses reported in connection with the termination of our previous supply agreement with BI. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $19.1 million during the six-month period ended June 30, 2007, comprised primarily of sales and maturities of short-term investments totaling $62.9 million, partially offset by $42.1 million of short-term investment purchases. A portion of the $60.0 million in proceeds received from the Roche collaboration at the end of 2006 was invested in marketable securities classified as short term investments during the first half of 2007 in accordance with our investment objectives.

Financing Activities

Cash provided by financing activities of $4.6 million for the six-month period ended June 30, 2007 was due to the receipt of proceeds from issuances of common stock in connection with employee stock option exercises and the employee stock purchase plan.

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments or loans with related parties.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2008. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•	sales of Actimmune or any of our product candidates in development that receive commercial approval;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt;

•	the payments related to the Civil Settlement Agreement with the government;

•	the timing and size of the payments we may receive from Roche pursuant to the Collaboration Agreement; and

•	whether we must repay the principal in connection with our convertible debt obligations.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are currently evaluating the impact of EITF 07-3, but do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2007 by effective maturity (in millions, except percentages):

							Fair Value at
					2011 and		June 30,
	2007	2008	2009	2010	Beyond	Total	2007

Assets:
Available-for-sale securities	$150.4	$29.0	$6.2	—	—	$185.6	$187.0
Average interest rate	5.3%	5.3%	5.2%	—	—	5.3%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$232.8
Average interest rate	—	—	—	—	.25%	.25%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but did not enter into any new foreign currency forward contracts in 2005, 2006 or through June 30, 2007. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2006. Management assessed our internal control over financial reporting as of June 30, 2007, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2007. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Although we are developing pirfenidone for the treatment of IPF, pirfenidone will not be marketed for any diseases before 2010, if at all.

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

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, we have decided to end our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent data monitoring committee. As a result, we do not intend to conduct further development of Actimmune for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis.

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

On October 26, 2006, we announced that we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services. Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California filed an Information charging InterMune with one count of off-label promotion of Actimmune for use with IPF, but has agreed to defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if we comply with the provisions of the Deferred Prosecution Agreement. Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services has agreed to waive any potential exclusion against us from participation in federal health care programs provided that we comply with the terms of the Corporate Integrity Agreement for a period of five years. If we do not satisfy our obligations under the Deferred Prosecution Agreement, the U.S. Attorney can proceed with the prosecution against us for actions involving the off-label promotion of Actimmune for use with IPF, as set forth in the Information, and may consider additional actions against us, which could have significant adverse effects on our operations and financial results. If we do not satisfy our obligations under the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services could potentially exclude us from participation in federal health care programs, which could have significant adverse effects on our operations and financial results.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business

If physicians do not prescribe Actimmune or prescribe it less often for the treatment of IPF, our revenue will decline at an unknown rate.

Physicians may choose not to prescribe Actimmune or provide fewer patient referrals for Actimmune for the treatment of IPF because:

•	Actimmune is not, nor will it be approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune for the treatment of IPF;

•	in our initial and Phase III INSPIRE clinical trials, Actimmune failed to meet the primary and secondary endpoints;

•	physicians prefer to enroll their patients in another trial for the treatment of IPF, including our Phase III pirfenidone trials;

•	Actimmune does not have a drug compendia listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

•	physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization; or

•	a competitor’s product shows a clinically significant treatment effect for IPF.

Failure to accurately forecast our revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $9.1 million during 2005, and $0.4 million during the second quarter of 2007, for excess inventories from previous years’ contractual purchases. If revenue levels experienced in future quarters are substantially below our expectations, especially revenue from sales of Actimmune, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

We had 131 full-time employees as of July 31, 2007, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 15, 2007 in Brisbane, California. Of the 34,360,391 shares of InterMune Common Stock entitled to vote at the meeting, 30,009,085 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

The stockholders elected three directors to serve for the ensuing three years and until his successor is elected. The votes regarding the election of the directors were as follows:

Name	Shares Voted For	Votes Withheld

David S. Kabakoff, PhD.	28,815,084	1,194,001
Michael L. Smith	29,694,297	314,788
Daniel G. Welch	29,965,671	43,414

The stockholders approved the amendment and restatement of our 2000 Equity Incentive Plan, including an increase in the aggregate number of shares of common stock authorized for issuance under the plan by 1,500,000 shares. There were 22,713,442 votes cast for the proposal, 2,300,726 votes cast against, 103,298 abstentions, and 4,891,619 broker non-votes

The stockholders approved the ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007. There were 29,989,354 votes cast for the proposal, 11,143 votes cast against, 8,588 abstentions, and no broker non-votes.

Item 6.	Exhibits.

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
10	.1*	Termination Agreement by and between InterMune, Inc and Boehringer Ingelheim Austria GmbH dated June 6, 2007(5)
10	.2*	Supply Agreement by and between InterMune, Inc and Boehringer Ingelheim Austria GmbH dated June 29, 2007(5)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
32	.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(5)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Bruce Tomlinson
Bruce Tomlinson
Vice President, Controller and Principal
Accounting Officer

Date: August 8, 2007

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of InterMune.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(2)
3.3		Bylaws of InterMune.(1)
3.4		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)
10	.1*	Termination Agreement by and between InterMune, Inc and Boehringer Ingelheim Austria GmbH dated June 6, 2007(5)
10	.2*	Supply Agreement by and between InterMune, Inc and Boehringer Ingelheim Austria GmbH dated June 29, 2007(5)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)
32	.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(5)	Filed herewith.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.