Form 10-Q
period 2007-09-30
INTERMUNE INC
filed 2007-11-09
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

(Registrant’s telephone number, including area code)
(415) 466-2200

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

As of October 31, 2007, there were 38,977,138 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$178,120	$109,386
Available-for-sale securities	86,199	105,163
Accounts receivable, net of allowances of $66 at September 30, 2007 and $164 at December 31, 2006	5,232	11,799
Inventories	2,594	8,188
Prepaid expenses and other current assets	5,103	7,691

Total current assets	277,248	242,227
Property and equipment, net	8,627	9,210
Acquired product rights, net	792	1,167
Other assets	5,149	4,979

Total assets	$291,816	$257,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,859	$10,572
Accrued compensation	4,502	6,181
Liability under government settlement	5,815	4,575
Other accrued liabilities	22,005	18,975

Total current liabilities	40,181	40,303
Deferred rent	1,799	1,804
Deferred collaboration revenue	63,807	56,732
Liability under government settlement	28,541	28,541
Convertible notes	170,000	170,000
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,900 and 34,264 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	39	34
Additional paid-in capital	619,230	528,116
Accumulated other comprehensive income	27	140
Accumulated deficit	(631,808)	(568,087)

Total stockholders’ equity (deficit)	(12,512)	(39,797)

Total liabilities and stockholders’ equity (deficit)	$291,816	$257,583

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue, net
Actimmune®	$10,553	$22,496	$44,611	$70,963
Collaboration revenue	818	—	12,454	—

Total revenue, net	11,371	22,496	57,065	70,963
Costs and expenses:
Cost of goods sold	3,491	4,546	12,051	16,057
Research and development	23,438	32,084	80,833	78,414
General and administrative	6,380	9,212	22,966	30,002
Acquired research and development milestone	7,500	—	7,500	—
Provision for government settlement	—	6,944	—	36,944
Restructuring charges	317	—	10,246	—

Total costs and expenses	41,126	52,786	133,596	161,417

Loss from operations	(29,755)	(30,290)	(76,531)	(90,454)
Other income (expense):
Interest income	2,510	2,283	7,754	6,653
Interest expense	(726)	(314)	(2,185)	(943)
Other income (expense)	(196)	(40)	2,326	(167)

Loss from continuing operations	(28,167)	(28,361)	(68,636)	(84,911)
Discontinued operations:
Income (loss) from discontinued operations	5,043	(623)	4,915	(839)

Net loss	$(23,124)	$(28,984)	$(63,721)	$(85,750)

Basic and diluted net loss per share
Continuing operations	$(0.81)	$(0.86)	$(1.99)	$(2.58)
Discontinued operations	0.15	(0.02)	0.14	(0.02)

	$(0.66)	$(0.88)	$(1.85)	$(2.60)

Shares used in computing basic and diluted net loss per share	34,801	33,100	34,394	32,932

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows used in operating activities:
Net loss	$(63,721)	$(85,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,632	2,879
Stock-based compensation expense	10,543	13,209
Change in unrealized gain on foreign currency cash flow hedge	(212)	(539)
Deferred rent	(5)	129
Provision for government settlement	—	36,944
Changes in operating assets and liabilities:
Accounts receivable, net	6,567	7,449
Inventories	5,594	3,210
Other assets	1,890	2
Accounts payable and accrued compensation	(4,392)	(28,980)
Other accrued liabilities	3,800	(5,904)
Deferred revenue	7,545	—

Net cash used in operating activities	(28,759)	(57,351)

Cash flows from investing activities:
Purchases of property and equipment	(2,047)	(1,400)
Purchases of available-for-sale securities	(66,266)	(106,934)
Sales of available-for-sale securities	20,000	1,226
Maturities of available-for-sale securities	65,230	19,852

Net cash provided by (used in) investing activities	16,917	(87,256)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	80,576	12,300
Other	—	134

Net cash provided by financing activities	80,576	12,434

Net increase (decrease) in cash and cash equivalents	68,734	(132,173)
Cash and cash equivalents at beginning of period	109,386	187,335

Cash and cash equivalents at end of period	$178,120	$55,162

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided from sales of Actimmune and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”). We also have preclinical and advanced stage clinical programs in the hepatology and pulmonology areas. As part of our efforts to refocus our corporate strategy, we completed the sale of our Infergen® product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen related activities are reflected as discontinued operations in these financial statements. Effective March 5, 2007 as a result of disappointing trial results, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with idiopathic pulmonary fibrosis (“IPF”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period. The December 31, 2006 Condensed Consolidated Balance Sheet has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company accounts and transactions have been eliminated. To date, the financial position and results of operations of InterMune Canada Inc. and InterMune Ltd. (U.K.) have been dormant with no assets or operations.

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

Inventory valuation

Inventories are stated at the lower of cost or market value. Cost is determined by the specific identification method. Inventories were $2.6 million and $8.2 million at September 30, 2007 and December 31, 2006, respectively, and consisted solely of Actimmune finished goods.

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

Acquired product rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the U.S. Food and Drug Administration (“FDA”) for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma. Accumulated amortization of this intangible asset was $2.7 million and $2.3 million at September 30, 2007 and December 31, 2006, respectively. Amortization expense for acquired product rights for the remainder of 2007 and each of the next two years until fully amortized is expected to be as follows: 2007 - $0.1 million; 2008 - $0.5 million; 2009 - $0.2 million.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Revenue recognition and revenue reserves

We recognize revenue upon delivery when title passes to a credit-worthy customer and record provisions for estimated returns, rebates, chargebacks and cash discounts against revenue. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We believe that we are able to make reasonable and reliable estimates of product returns, rebates, chargebacks and cash discounts based on historical experience and other known or anticipated trends and factors. We review all sales transactions for potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net receivable of approximately $2.2 million at September 30, 2007 and $3.2 million at December 31, 2006. See Note 5 below.

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

The securities excluded were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Shares issuable upon exercise of stock options	4,877	5,828	4,877	5,828
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859	7,859

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net loss	$(23,124)	$(28,984)	$(63,721)	$(85,750)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	35,054	33,764	34,656	33,596
Less: weighted-average shares subject to repurchase	(253)	(664)	(262)	(664)

Weighted-average shares used in computing basic and diluted net loss per share	34,801	33,100	34,394	32,932

Basic and diluted net loss per share	$(0.66)	$(0.88)	$(1.85)	$(2.60)

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

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Research and development	$1,169	$1,901	$5,136	$6,323
General and administrative	1,521	1,903	5,407	6,886

Total stock-based compensation expense	$2,690	$3,804	$10,543	$13,209

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are currently evaluating the impact of EITF 07-3, but do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”) , The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million during 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $3.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns in excess of the $1.6 million recorded in 2007, and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of September 30, 2007 which may be impacted (in thousands):

September 30,
2007

Finished goods inventory	$2,594
Acquired product rights, net	792

Total	$3,386

We have also incurred approximately $3.4 million in personnel-related restructuring charges during 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%, which has been completed as of September 30, 2007. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with Boehringer Ingelheim Austria (“BI”). See Note 10 below.

The activity in accrued restructuring, included within accounts payable and accrued compensation on the balance sheet, was as follows for the nine month period ended September 30, 2007 (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,			September 30,
	2006	Charges	Cash Payments	2007

Workforce reduction	$—	$3,467	$3,248	$219
Supply agreement termination	—	6,779	6,779	—

Totals	$—	$10,246	$10,027	$219

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACQUIRED PRODUCT RIGHTS

In 2002, we licensed from Marnac, Inc (“Marnac”) and its co-licensors, KDL, Inc. and KDL GmbH (“KDL”) their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment and milestone and royalty payments. During the third quarter of 2007, we recorded a $7.5 million expense for such milestone payments, which are based on the progress of clinical development of pirfenidone. If all of the milestones under this agreement are achieved, we would be required to make total milestone payments of $14.5 million. Our rights to the licensed products under the agreement could revert to Marnac if we do not meet our diligence obligations or otherwise commit a material breach of the agreement. The agreement will expire upon the later of the expiration of the primary patent licensed under the agreement or on a disease-by-disease and country-by-country basis (as determined by reference to the indications for which pirfenidone is approved in such country) on the later of (i) the expiration of market exclusivity in such country (if any) resulting from the grant of orphan drug designation to pirfenidone for the treatment of a human fibrotic disease; and (ii) the expiration of the last valid and enforceable claim in a issued licensed patent claiming the use of pirfenidone to treat such disease in such country. Following expiration of the agreement, we will retain a fully paid-up, royalty-free, perpetual, irrevocable, sublicenseable license to the patents, know-how, and other intellectual property rights licensed under the Agreement. We may terminate the agreement after giving the requisite notice to Marnac. In the event Marnac or KDL terminate the agreement, we have the right to seek specific performance of the agreement. See note 14 below.

5.	ROCHE COLLABORATION

In October 2006 we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Roche. Under the Collaboration Agreement, we will collaborate with Roche to develop and commercialize products from our chronic hepatitis C virus (“HCV”) protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments. One milestone payment of $10.0 million was received in January 2007 was not deemed to be substantially at risk at the execution of the Collaboration Agreement. Therefore, the upfront payment of $60.0 million and this $10.0 million milestone payment have been deferred and are being recognized ratably as collaboration revenue over the estimated life of the Collaboration Agreement. All further milestone payments, of which a $10.0 million milestone was received in June 2007, have been assessed as substantially at-risk at the initiation of the agreement and will be recognized as revenue when these milestones are achieved, as defined in the Collaboration Agreement. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We are entitled to receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co- commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

6.	ORITAVANCIN DIVESTITURE

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”), a development stage biopharmaceutical company . The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through September 30, 2007. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Based on Targanta’s early stage of development, significant uncertainty existed regarding the realization of the convertible promissory note, and we fully reserved this note upon receipt. Effective February 2007, the corporate objectives were met by Targanta and the promissory note converted to approximately 1.7 million shares of Targanta Series C preferred stock. As of September 30, 2007, the net book value of our investment in Targanta continues to be zero. See note 14 below.

7.	DISCONTINUED OPERATIONS

We entered into a Product Acquisition Agreement (the “Agreement”) with a wholly-owned subsidiary of Valeant Pharmaceuticals Corporation (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 for approximately $122.6 million, including a fixed payment of approximately $2.6 million received in January 2007. Of the $122.6 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007, of which $5.0 million was received in July 2007 and recorded in discontinued operations in the statement of operations. Discontinued operations, therefore consists of the milestone payment and transition related services, primarily related to product returns in excess of our initial estimates.

8.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as effective foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(23,124)	$(28,984)	$(63,721)	$(85,750)
Change in unrealized gain (loss) on available-for-sale securities	108	244	99	2
Change in unrealized gain on foreign currency cash flow hedges	—	(66)	(212)	(539)

Comprehensive loss	$(23,016)	$(28,806)	$(63,834)	$(86,287)

Accumulated other comprehensive income consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Net unrealized gain (loss) on available-for-sale securities	$27	$(72)
Unrealized gain on foreign currency hedge	—	212

Accumulated other comprehensive income	$27	$140

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of September 30, 2007, we had no other secured debt or senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at September 30, 2007 and December 31, 2006 was $3.0 million and $2.4 million, respectively.

10.	COMMITMENTS AND CONTINGENCIES

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

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $32.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $32.6 million in aggregate milestone payments, approximately $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

11.	STOCKHOLDERS’ EQUITY

On September 26, 2007, we completed a public offering of approximately 4.0 million shares of registered common stock, at a price of $19.50 per share, raising approximately $78.5 million in gross proceeds. We received

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net proceeds of approximately $73.4 million after deducting underwriting fees of $4.7 million and other related expenses of $0.4 million.

12.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis.

Our net revenue for the three- and nine-months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Actimmune	$10,553	$22,496	$44,611	$70,963
Collaboration revenue	818	—	12,454	—

Total net revenue	$11,371	$22,496	$57,065	$70,963

Our net revenue by region for the three- and nine-months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

United States	$10,523	$22,473	$44,527	$70,861
Other countries	848	23	12,538	102

Total net product sales	$11,371	$22,496	$57,065	$70,963

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 54%, 19% and 11%, respectively, of total accounts receivable at September 30, 2007, and three customers represented 45%, 27% and 13%, respectively, of total accounts receivable at December 31, 2006. No other customer represented more than 10% of accounts receivable at September 30, 2007 or December 31, 2006.

Revenue from customers representing 10% or more of total revenue during the nine-month periods ended September 30, 2007 and 2006, was as follows:

	Nine Months Ended
	September 30,
Customer	2007	2006

CuraScript, Inc. (formerly Priority Healthcare)	49%	61%
Caremark	24%	21%
Merck Medco	12%	10%

13.	INCOME TAXES

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	SUBSEQUENT EVENT

In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta, which consisted of approximately 1.7 million shares of Series C preferred stock just prior to the offering, has been converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares are currently restricted for resale as defined in Securities and Exchange Commission Rule 144 and are subject to a lock-up agreement.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and nine-month periods ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune (interferon gamma-1b) and Infergen (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based IPF disease awareness activities, which, when combined with the sale of our Infergen assets, led to a significant headcount reduction of approximately 160 full time equivalent employees and resulting termination costs of approximately $9.2 million. As a result of these decisions made during the latter part of 2005, we have had the following key development programs in place throughout 2006: Actimmune for IPF (which, effective March 2007, has been discontinued), pirfenidone for IPF, the HCV protease inhibitor program and a new target in hepatology. In October 2006, we entered into a Collaboration Agreement with Roche to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period that ended in June 2003. We recorded a $36.9 million charge during 2006 to reflect the final terms of the civil settlement agreement. We have sustained losses in every year since inception and, as of September 30, 2007, we had an accumulated deficit of $631.8 million.

Approved Product

Our sole approved product is Actimmune (interferon gamma-1b), approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the three- and nine-month period ended September 30, 2007, Actimmune accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN 191” (formerly known as ITMN B) as our lead compound and have advanced this compound through toxicology and other clinical trial authorization-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors. Under the Collaboration Agreement with Roche, we are collaborating to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006 and a Phase Ib clinical trial in September 2007, and novel second-generation HCV protease inhibitors. On July 23rd, we submitted an amended CTA to the relevant European regulatory authority, the final step before initiating a Phase Ib study with ITMN-191.

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

• Pulmonology

In pulmonology, we are developing a single therapy for the treatment of IPF. IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function. There is no FDA approved therapy for IPF. Although conclusive data does not exist, we estimate that approximately 100,000 people suffer from IPF in the United States, with approximately 30,000 new cases developing each year.

We are currently developing one clinically advanced compound for the treatment of IPF, pirfenidone. Pirfenidone is an orally available small molecule. It may have activity in multiple fibrotic indications, and in vitro experiments show that it inhibits collagen synthesis, down-regulates profibrotic cytokines and decreases fibroblast proliferation. In 2004, the FDA granted pirfenidone orphan drug status in the United States, and the EMEA granted pirfenidone orphan drug designation in the European Union, for the treatment of IPF. We have in-licensed worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases. Shionogi and Co. Ltd., or Shionogi, has separately in-licensed the rights to pirfenidone in Japan, Korea and Taiwan. Both we and Shionogi have undertaken clinical trials seeking to demonstrate that pirfenidone may positively affect lung function and disease progression in patients with IPF.

In December 2006, Shionogi reported positive results from its pivotal Phase III trial conducted in Japan evaluating pirfenidone for the treatment of patients with IPF. The trial was designed to evaluate a high-dose treatment regimen versus a placebo for 52 weeks. A low-dose treatment arm was also included. The Shionogi Phase III trial, in which 261 patients were enrolled and which used a measure of lung function called vital capacity, or VC, as the primary endpoint, showed that pirfenidone significantly slowed the worsening of the disease. Both the high-dose group and the low-dose group showed statistically significant positive results as compared to a placebo for the primary endpoint. Additionally, a statistically significant improvement was seen in progression-free survival, a key secondary endpoint, for the high-dose group compared to a placebo. In March 2007, Shionogi submitted an application to the Japanese Health Authorities for approval to market pirfenidone.

We have completed patient enrollment in our CAPACITY trials. Our CAPACITY trials, which were initiated in April 2006, include two separate, concurrent Phase III trials conducted at 110 centers in North America and Europe. In May 2007, we completed enrollment of 779 patients with mild to moderate forms of IPF in the trials following our decision to refine and expand the CAPACITY program to include an increase in the number of patients enrolled and a lengthening of the treatment duration. We made these refinements based on the data from the Shionogi Phase III trial and the knowledge gained from the recently unblinded placebo arm of our INSPIRE trial for Actimmune. We began our CAPACITY trials following Shionogi’s successful Phase II clinical trial in which pirfenidone was generally well tolerated, with the most frequent side effects reported being photosensitivity rash and gastrointestinal symptoms. The primary endpoint of our CAPACITY trials is lung function, as measured by change in forced vital capacity, or FVC, which is believed to be an important measure of disease progression in IPF. Our CAPACITY program is designed similarly to the Shionogi Phase III trial in that the maximum doses, on a mg/kg basis, are approximately the same and the primary endpoints (FVC versus VC) are expected to be clinically very similar. The CAPACITY trials are longer (72 weeks versus 52 weeks) than the Shionogi Phase III trial, which we anticipate will allow for better statistical power to detect the efficacy of pirfenidone. We anticipate that top-line results for the CAPACITY trials will be available in late 2008 or in early 2009.

We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent data monitoring committee (DMC). In a planned interim analysis that included a total of 115 deaths, the DMC found the overall survival result crossed a predefined stopping boundary for lack of benefit of Actimmune relative to placebo. Among the 826 randomized patients, there was not a statistically significant difference between treatment groups in overall mortality (14.5% in the Actimmune group as compared to 12.7% in the placebo group). Based on a preliminary review of the interim safety data, the adverse events associated with Actimmune therapy appeared generally consistent with prior clinical experience, including constitutional symptoms, neutropenia and possibly pneumonia. As a result of the negative INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $3.4 million net carrying value, if sales decline below our revised estimates, we may incur asset impairment charges, including inventory writedowns in excess of the $1.6 million recorded in 2007, and impairment of acquired product rights, as well as product returns.

• Hepatology

In hepatology, we are developing product candidates to provide expanded treatment options for patients suffering from HCV infection. According to the Centers for Disease Control and Prevention, or CDC, an estimated 3.9 million Americans have been infected with HCV, of whom 2.7 million are chronically infected. It is estimated that there are 170 million people worldwide afflicted with this disease. The primary mode of transmission of HCV is through contaminated blood. Despite the currently available therapies, interferon alphas and ribavirin, there is considerable need for the development of novel therapeutic approaches since approximately 50% of patients are not cured with these currently available therapies. Patients who are not cured can develop cirrhosis, liver failure and hepatocellular carcinoma. The CDC estimates that HCV is responsible for 8,000 to 10,000 deaths per year in the United States.

Our lead compound in hepatology is ITMN-191, an orally available HCV protease inhibitor. We are currently conducting a Phase Ib clinical trial of this compound. We have focused on HCV proteases because of their involvement in viral replication and suppressive effects on host response to viral infection. Our HCV protease inhibitor program is being conducted under our exclusive license and collaboration agreement with Roche.

Preclinical toxicology and pharmacokinetic studies in multiple species suggest that ITMN-191 has attractive therapeutic characteristics for the treatment of HCV, including significant liver exposure, slow dissociation from the NS3/4A protease, high in vitro potency and specificity and an advantageous cross-resistance profile, including considerable effectiveness against variants of the NS3/4A protease that are resistant to other HCV protease inhibitors currently in development. Our preclinical pharmacokinetic results also support the exploration of twice-daily oral dosing.

In May 2007, we reported that ITMN-191 had completed dosing in a Phase Ia single ascending-dose, or SAD, trial in 64 healthy volunteers. No serious adverse events were reported in the SAD trial. All adverse events were classified as mild (CTCAE Grade 1), and no volunteers were discontinued due to an adverse event. The most common adverse events were gastrointestinal-related, were all classified as mild (CTCAE Grade 1), occurred predominantly in the highest dose cohort, appeared to be attenuated in the presence of food and rapidly resolved without intervention. No clinically significant laboratory abnormalities or ECG changes were reported. Plasma exposure was observed in all dosage cohorts. The doses given in this SAD trial ranged from less than 10% to many-fold higher than those planned to be given in the Phase 1b multiple ascending dose, or MAD, trial which began in September 2007. Subjects who were administered ITMN-191 with a meal demonstrated significantly higher plasma levels of ITMN-191 compared to subjects given the same dose of ITMN-191 without a meal.

In early 2007, we designed a Phase Ib MAD trial of ITMN-191 based on the preliminary safety data from the SAD trial. We later amended our Clinical Trial Authorization, or CTA, for our planned Phase Ib trial to take into consideration new information on the dosing and side effect profiles of competitive protease inhibitors, in vitro and preclinical data on ITMN-191 and the food effect that was observed in the Phase Ia trial. In September 2007, European regulatory authorities approved our amended CTA related to the Phase Ib clinical trial of ITMN-191. The Phase Ib MAD trial is designed to assess the effect on viral kinetics, viral resistance, pharmacokinetics, safety and tolerability of multiple ascending doses of ITMN-191 given as a monotherapy both two and three times per day. The Phase Ib clinical trial began in September 2007, and we anticipate that we will announce initial top-line viral kinetic and safety results from the first three dose cohorts of the Phase Ib clinical trial in the first quarter of 2008.

Product Development Status

The following chart shows the status of our product development programs as of September 30, 2007:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease
inhibitor		X
Next generation protease inhibitor	X
Second target in hepatology	X

Results of Operations

Revenue

Total revenue was $11.4 million and $22.5 million for the three-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of 49%. This decrease was attributable to a continuing decrease in sales of Actimmune of approximately $11.9 million, or 53%. In early March 2007, we announced that our Phase 3 INSPIRE program for Actimmune in IPF had been discontinued, and that future Actimmune revenue was expected to decline. Total revenue was $57.1 million and $71.0 million for the nine-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of 20%. This decrease was attributable to a decrease in sales of Actimmune of approximately $26.4 million, or 37%, partially offset by $12.5 million of collaboration revenue resulting from the agreement with Roche. The $12.5 million of collaboration revenue includes a $10.0 million milestone received in June 2007, which had been assessed as substantially at-risk at the initiation of the agreement and was therefore recognized as revenue when the milestone was achieved, as defined in the Collaboration Agreement. For the three- and nine-month periods ended September 30, 2007 and 2006, sales of Actimmune accounted for all of our net product revenue. Substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $3.5 million and $4.5 million for the three-month periods ended September 30, 2007 and 2006, respectively. The gross margin percentage for our product was 67% and 80% for these periods in 2007 and 2006, respectively.

During the third quarter of 2007, we recorded a $1.2 million charge for excess inventory. For the nine months ended September 30, 2007, cost of goods were $12.1 million, including a $1.6 million charge for excess inventory, compared with $16.1 million for the same period last year. The gross margin percentage for the nine months ended September 30, 2007 and 2006 was 73% and 77%, respectively. The decline in cost of goods sold for the three- and nine-months ended September 30, 2007 compared to the same periods last year reflects the declining sales of Actimmune.

Research and development expenses

Research and development (R&D) expenses were $23.4 million and $32.1 million for the three-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of $8.6 million or 27%. The decrease in spending for the three-month period ended September 30, 2007 compared with the same period in 2006 was primarily due to the discontinuation of our Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with IPF in March 2007. For the nine-months ended September 30, 2007 and 2006, R&D expenses were $80.8 million and $78.4 million, respectively, an increase of approximately 3%. The slight increase in R&D expenses for the nine-months ended September 30, 2007 compared with the same period in 2006 was primarily due to the completion of patient enrollment in CAPACITY, our Phase 3 clinical development program in IPF, which began in April 2006 and the initiation of Phase Ia clinical trials for ITMN-191 late in 2006, partially offset by the discontinuation of the INSPIRE trial.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $5.1 million and $6.3 million of stock-based compensation in 2007 and 2006, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Government Regulation and Approval of our Products and Product Candidates.”

Our development program expenses for the nine-month periods ended September 30, were as follows (in thousands):

Development Program	2007	2006

Pulmonology	$43,981	$34,425
Hepatology	15,630	24,003
Oncology	—	3,444
Programs — Non-specific	21,222	16,542

Total	$80,833	$78,414

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

General and administrative expenses

General and administrative (G&A) expenses were $6.4 million and $9.2 million for the three-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of $2.8 million, or 31%. For the nine-months ended September 30, 2007 and 2006, G&A expenses were $23.0 million and $30.0 million, respectively, a decrease of $7.0 million, or approximately 23%. The decreased spending for the three- and nine-month periods ended September 30, 2007 compared with the same periods in 2006 was primarily attributable to headcount reductions. In 2007, including the impact of SFAS 123(R), we expect G&A expenses to be in the high end of a range of $25.0 million to $35.0 million.

Acquired research and development milestone

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment and milestone and royalty payments. In the third quarter of 2007, we recorded a $7.5 million provision based on the progress of clinical development of pirfenidone.

Provision for government settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On July 27, 2006, we announced that we had recorded an estimated provision of $30.0 million in connection with a proposed comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period ending in January 2003. This comprehensive settlement was ultimately completed in October 2006 and resolves all outstanding government investigations of InterMune. We recorded the $30.0 million estimate in the second quarter 2006 results of operations and an additional $6.9 million during the third quarter of 2006 upon completion of the settlement agreement.

Restructuring charges

Effective March 5, 2007, we made the decision to discontinue the Phase 3 INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we announced initiatives to reduce our operating expenses. In connection with those initiatives, we have incurred approximately $3.4 million in personnel-related restructuring charges during 2007, including approximately $0.3 million in the third quarter of 2007. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI.

Interest income

Interest income increased to $2.5 million for the three-month period ended September 30, 2007, compared to $2.3 million for the three-month period ended September 30, 2006 and increased to $7.8 million for the nine-months ended September 30, 2007 from $6.7 million for the same period last year. These increases reflect increasing investment yields on our cash and short-term investments resulting from higher market interest rates and slightly higher average cash and short-term investment balances.

Interest expense

Interest expense increased to $0.7 million in the third quarter of 2007 from $0.3 million in the third quarter of 2006 and to $2.2 million for the nine months ended September 30, 2007 from $0.9 million for the same period in 2006. The increases reflect interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods also includes our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income (expense)

Other income (expense) was ($0.2) million for the three-month period ended September 30, 2007 and $2.3 million for the nine-month period ended September 30, 2007. Other income for the nine-month period ended

September 30, 2007 includes $2.5 million in aggregate milestone payments in connection with our divestitures of oritavancin and Amphotec in 2005. Other expense for the three- and nine-months ended September 30, 2006 was negligible and $0.2 million, respectively.

Income (loss) from discontinued operations

The income (loss) from discontinued operations reflects the divestiture of our Infergen product line to Valeant which was completed in December 2005. The income (loss) from discontinued operations for each of the three- and nine-month periods ended September 30, 2007 and 2006 is comprised of adjustments to our product return estimates. Discontinued operations in the three- and nine-months ended September 30, 2007 also includes a $5.0 million clinical related milestone, which was received in July 2007.

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

Liquidity and Capital Resources

At September 30, 2007, we had available cash, cash equivalents and available-for-sale securities of $264.3 million, which includes $73.4 million in net proceeds from our public offering we completed in September 2007. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Operating Activities

Cash used in operating activities was $28.8 million during the nine-month period ended September 30, 2007, comprised primarily of a net loss of $63.7 million. This use of cash was primarily offset by increases in deferred revenue and other accrued liabilities of $7.5 million and $3.8 million, respectively, and decreases in accounts receivable and inventories of approximately $6.6 million and $5.6 million, respectively, as well as $10.5 million for stock-based compensation. The increase in deferred revenue primarily consists of a $10.0 million milestone payment from Roche as part of our collaboration agreement with them. The decrease in accounts receivable is due to declining sales and the decrease in inventories is due to a lack of purchases in 2007. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $16.9 million during the nine-month period ended September 30, 2007, comprised primarily of sales and maturities of short-term investments totaling $85.2 million, partially offset by $66.3 million of short-term investment purchases. A portion of the $60.0 million in proceeds received from the Roche collaboration at the end of 2006 was invested in marketable securities classified as short term investments during the first half of 2007 in accordance with our investment objectives.

Financing Activities

Cash provided by financing activities of $80.6 million for the nine-month period ended September 30, 2007 was primarily due to $73.4 million in net proceeds from our public offering we completed in September 2007 with the remainder from issuances of common stock in connection with employee stock option exercises and the employee stock purchase plan.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are currently evaluating the impact of EITF 07-3, but do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2007 by effective maturity (in millions, except percentages):

					2011 and		Fair Value at
	2007	2008	2009	2010	Beyond	Total	September 30, 2007

Assets:
Available-for-sale securities	$192.8	$39.3	$6.2	—	—	$238.3	$239.5
Average interest rate	5.2%	5.2%	5.2%	—	—	5.2%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	—	$170.0	$170.0	$191.7
Average interest rate	—	—	—	—	.25%	.25%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but did not enter into any new foreign currency forward contracts in 2005, 2006 or through September 30, 2007. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2006. Management assessed our internal control over financial reporting as of September 30, 2007, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2007. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate the safety and statistically significant and clinically meaningful efficacy of that product for the treatment of the disease. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example:

•	We recently terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent data monitoring committee. We do not intend to conduct further development of Actimmune for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis.

•	The results of the Shionogi Phase III clinical trial for pirfenidone may not be indicative of the results we will have in our CAPACITY trials. Despite the similarities of the trials, the trials are not the same and different trials can have different results as a result of even small differences in the trials, including differences in the patient population, the manner in which the trial is conducted and external factors.

•	The positive results of the Phase Ia SAD trial for ITMN-191 do not ensure that the Phase Ib MAD trial or subsequent trials for ITMN-191 will be successful at any dosing level.

We currently depend upon one collaboration partner, Roche, for support in the development and commercialization of our HCV product candidates. If our collaboration agreement with Roche terminates, our business and, in particular, the development and commercialization of our HCV product candidates would be significantly harmed.

On October 16, 2006, we entered into the Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which has begun Phase Ib clinical trials. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. Assuming that we continue to successfully develop and commercialize these product candidates, under the terms of the Collaboration Agreement we are entitled to receive reimbursement and sharing of expenses incurred in connection with the development of these product candidates and additional milestone payments from Roche. As a result, Roche is providing 67% of the development costs for ITMN-191. In addition, if any of the product candidates we have licensed to Roche are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. Roche may terminate the Collaboration Agreement in its entirety, in any country, subject to certain limitations for major countries, or with respect to any product or product candidate licensed under the Collaboration Agreement for any reason on six months’ written notice. If the Collaboration Agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business could be materially adversely affected.

If Roche fails to perform its obligations under the Collaboration Agreement, we may not be able to successfully commercialize our product candidates licensed to Roche and the development and commercialization of our product candidates could be delayed, curtailed or terminated.

Under the Collaboration Agreement, if marketing authorization is obtained, we have the right to co-promote with Roche our lead candidate compound ITMN-191 and/or any other product candidates licensed to Roche, as applicable, in the United States and Roche has the right to market and sell ITMN-191 and/or any other product candidates licensed to Roche throughout the rest of the world. Roche is also responsible for the manufacturing of the global commercial supply for ITMN-191 and/or any other product candidates licensed to Roche. As a result, we will depend upon the success of the efforts of Roche to manufacture, market and sell ITMN-191 and/or any other product candidates, if approved. However, we have little to no control over the resources that Roche may devote to such manufacturing and commercialization efforts and, if Roche does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits that we anticipate, and our results of operations may be adversely affected. In addition, if Roche were to terminate the Collaboration Agreement, we would not have manufacturing resources to manufacture ITMN-191, and we would need to develop those resources or contract with one or more third party manufacturers, which we may be unable to do at a favorable cost, or at all.

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

Roche has agreed that, except as set forth in the Collaboration Agreement, it will not develop or commercialize certain specific competitive products during the exclusivity period, which extends until October 2011 at the latest. However if neither ITMN-191 nor any other product candidate is in clinical development, Roche may develop or commercialize such competitive products. However, if they undertake such development or commercialization, we will have the right to terminate the Collaboration Agreement. Accordingly, Roche may under certain circumstances develop or commercialize competitive products. Roche has significantly greater financial, technical and human resources than we have and they are better equipped to discover, develop, manufacture and commercialize products. In addition, Roche has more extensive experience than we have in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Roche competes with us, our business could be materially and adversely affected.

Risks Related to Government Regulation

If we fail to fulfill our obligations under the Deferred Prosecution Agreement with the U.S. Department of Justice or the Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services it could have a material adverse effect on our business.

On October 26, 2006, we announced that we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services. Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California filed an Information charging us with one count of off-label promotion of Actimmune for use with IPF, but has agreed to defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if we comply with the provisions of the Deferred Prosecution Agreement. Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services has agreed to waive any potential exclusion against us from participation in federal health care programs provided that we comply with the terms of the Corporate Integrity Agreement for a period of five years. If we do not satisfy our obligations under the Deferred Prosecution Agreement, the U.S. Attorney can proceed with the prosecution against us for actions involving the off-label promotion of Actimmune for use with IPF, as set forth in the Information, and may consider additional actions against us, which could have significant adverse effects on our operations and financial results. If we do not satisfy our obligations under the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services could potentially exclude us from participation in federal health care programs, which could have significant adverse effects on our operations and financial results.

We may be required to indemnify certain of our former officers and directors if any action is taken by the U.S. Attorney or other authorities with respect to those individuals in connection with the off-label promotion of Actimmune for use with IPF, and there can be no assurance that our directors’ and officers’ liability insurance will cover all of these indemnification obligations.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business and Recent Public Offering

If physicians do not prescribe Actimmune or prescribe it less often for the treatment of IPF, our revenue will decline at an unknown rate.

Physicians may choose not to prescribe Actimmune or provide fewer patient referrals for Actimmune for the treatment of IPF because:

•	in our initial and Phase III INSPIRE clinical trials, Actimmune failed to meet the primary and secondary endpoints;

•	Actimmune is not, nor do we expect it to be, approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune for the treatment of IPF;

•	physicians prefer to enroll their patients in available trials for the treatment of IPF, rather than prescribing Actimmune;

•	Actimmune does not have a drug compendia listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

•	physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization; or

•	another product, including pirfenidone, shows a clinically significant treatment effect for IPF.

Failure to accurately forecast our revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $9.1 million during 2005, and $1.6 million during the first nine months of 2007, for excess inventories from previous years’ contractual purchases. If Actimmune revenue levels experienced in future quarters are substantially below our expectations, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

We had 124 full-time employees as of October 31, 2007, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Management may invest or spend the proceeds of our September 2007 public offering in ways with which you may not agree and in ways that may not yield a return to our stockholders.

Management will retain broad discretion over the use of proceeds from this offering. Stockholders may not deem such uses desirable, and our use of the proceeds may not yield a significant return or any return at all for our stockholders. Management intends to use the proceeds from this offering for general corporate purposes, which may include funding research and development, increasing our working capital, reducing our indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. Because of the number and variability of factors that determine our use of the proceeds from this offering, our actual uses of the proceeds of this offering may vary substantially from our currently planned uses. We intend to invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities until we are ready to use them.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Registration Statement on Form S-3 (Reg. No. 333-139713) was declared effective by the SEC on January 22, 2007. We completed a public offering under this Registration Statement on September 26, 2007 for gross proceeds of approximately $78.5 million. The Company paid the underwriters a commission of $4.7 million and incurred offering expenses of $0.4 million. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $73.4 million.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested in short-term, investment-grade, interest-bearing securities and money market accounts. We have begun to use, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses and general and administrative expenses.

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
Accounting Officer

Date: November 8, 2007

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