Form 10-K
period 2007-12-31
INTERMUNE INC
filed 2008-03-14
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29801

INTERMUNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3296648
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	identification No.)

3280 Bayshore Boulevard
Brisbane, CA 94005
(Address of principal executive offices, including Zip Code)

(415) 466-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) of the voting and non-voting stock held by non-affiliates of the registrant was $246,424,189. Excludes an aggregate of 25,207,426 shares of the registrant’s common stock held by officers and directors and by each person known by the registrant to own 5% or more of the registrant’s outstanding common stock as of June 29, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 29, 2008, the number of outstanding shares of the registrant’s common stock was 39,032,577 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

INTERMUNE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

	PART I.
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	23
ITEM 1B.	UNRESOLVED STAFF COMMENTS	43
ITEM 2.	PROPERTIES	43
ITEM 3.	LEGAL PROCEEDINGS	43
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43
PART II.		44
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44
ITEM 6.	SELECTED FINANCIAL DATA	46
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	98
ITEM 9A.	CONTROLS AND PROCEDURES	98
ITEM 9B.	OTHER INFORMATION	100
PART III		100
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	100
ITEM 11.	EXECUTIVE COMPENSATION	100
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	100
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	100
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	101
PART IV		101
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	101
SIGNATURES		106
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patents in our markets;

•	timing and expectations of our clinical trials and when our products or product candidates may be marketed;

•	opportunities to establish development or commercial alliances;

•	governmental regulation and approval;

•	requirement of additional funding to complete research and development and commercialize products;

•	liquidity and sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, adequacy of revenue reserve levels, future expenses, future financial performance and trends;

•	our future research and development expenses and other expenses; and

•	our operational and legal risks.

You should also consider carefully the statements under “Item 1A. Risk Factors” below, which address additional factors that could cause our results to differ from those set forth in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Report, including those discussed in this Report under “Item 1A. Risk Factors” below. Because the factors referred to above, as well as the factors discussed in this Report under “Item 1A. Risk Factors” below, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. When used in this Report, unless otherwise indicated, “InterMune,” “we,” “our” and “us” refers to InterMune, Inc.

Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”) in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. As part of this transaction, we received a $2.1 million promissory note from Valeant due and paid to us in 2007 and may also receive up to approximately $20.0 million in clinical related contingent milestone payments beginning in 2007, of which $5.0 million has been received. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based idiopathic pulmonary fibrosis (“IPF”) disease awareness activities, which, when combined with the sale of our Infergen assets, led to a significant headcount reduction of approximately 160 full time equivalent employees. In October 2006, we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Hoffmann-LaRoche Inc. and F. Hoffmann-LaRoche Ltd. (collectively, “Roche”) to develop and commercialize products from our chronic hepatitis C virus (“HCV”) protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period that ended in June 2003. The settlement resolves all outstanding government investigations of InterMune without criminal sanctions. We agreed to pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. As part of the settlement, we also entered into corporate integrity and deferred prosecution agreements with the government. Effective March 2007, as a result of disappointing clinical trial results and based upon the recommendation of the study’s independent data monitoring committee (“DMC”), we discontinued further development of Actimmune for IPF. We then implemented a restructuring plan which led to further headcount reductions and total restructuring charges of approximately $10.2 million. Subsequent to the discontinuation of Actimmune for IPF, we now have the following key development programs in place: pirfenidone for IPF, the HCV protease inhibitor program and a new target in hepatology. We have sustained losses in every year since inception and, as of December 31, 2007, we had an accumulated deficit of $657.7 million.

Our total revenue, loss from continuing operations and net loss for each of the years ended, and our total assets as of December 31, 2007, 2006 and 2005 are summarized in the following table:

	2007	2006	2005
	(In thousands)

Total revenue*	$66,692	$90,784	$110,496
Loss from continuing operations	(94,596)	(105,962)	(57,648)
Net loss	(89,602)	(107,206)	(5,235)
Total assets	262,445	257,583	266,242

*	Total revenue for the year ended 2005 has been adjusted to reflect the reclassification of Infergen revenue into discontinued operations.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). During 2005, our three approved products were Actimmune, Infergen, approved for the treatment of patients with compensated liver disease who have chronic HCV infections, and Amphotec, approved for the treatment of invasive aspergillosis. In May 2005, we sold the Amphotec product to Three Rivers Pharmaceuticals, LLC (“Three Rivers”). In December 2005, we sold the Infergen product to Valeant. For the years ended December 31, 2007, 2006 and 2005, Actimmune accounted for substantially all of our product revenue and substantially all of that revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

We have an advanced-stage development pipeline in the pulmonology area and a research and development-stage pipeline in the hepatology area.

•	Pulmonology

In pulmonology, we are developing a single therapy for the treatment of IPF. IPF is a fatal disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to the deterioration and destruction of lung function. There is no FDA approved therapy for IPF. Although conclusive data does not exist, it is estimated that approximately 100,000 people suffer from IPF in the United States, with approximately 30,000 new cases developing each year.

We are currently developing one clinically advanced compound for the treatment of IPF, pirfenidone. Pirfenidone is an orally available small molecule. It may have activity in multiple fibrotic indications, and in vitro experiments show that it inhibits collagen synthesis, down-regulates profibrotic and proinflammatory cytokines and decreases fibroblast proliferation. In 2004, the FDA granted pirfenidone orphan drug status in the United States, and the EMEA granted pirfenidone orphan drug designation in the European Union, for the treatment of IPF. We have acquired worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases. Shionogi and Co. Ltd., or Shionogi, holds the rights to pirfenidone in Japan, Korea and Taiwan. Both we and Shionogi have undertaken clinical trials seeking to demonstrate that pirfenidone may positively affect lung function and disease progression in patients with IPF.

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

We have completed patient enrollment in our CAPACITY trials for pirfenidone. Our CAPACITY trials, which were initiated in April 2006, include two separate, concurrent Phase III trials conducted at 110 centers in North America and Europe. In May 2007, we completed enrollment of 779 patients with mild to moderate forms of IPF in the trials following our decision to refine and expand the CAPACITY program to include an increase in the number of patients enrolled and a lengthening of the treatment duration. We made these refinements based on the data from the Shionogi Phase III trial and the knowledge gained from the recently unblinded placebo arm of our INSPIRE trial for Actimmune. We began our CAPACITY trials following Shionogi’s successful Phase II clinical trial in which pirfenidone was generally well tolerated, with the most frequent side effects reported being photosensitivity rash and gastrointestinal symptoms. The primary endpoint of our CAPACITY trials is lung function, as measured by change in forced vital capacity, or FVC, which is believed to be an important measure of disease progression in IPF. Our CAPACITY program is designed similarly to the Shionogi Phase III trial in that the maximum doses, on a mg/kg basis, are approximately the same and the primary endpoints (FVC versus VC) are expected to be clinically very similar. The CAPACITY trials are longer (72 weeks versus 52 weeks) than the Shionogi Phase III trial, which we anticipate will allow for better statistical power to detect the efficacy of pirfenidone. We anticipate that top-line results for the CAPACITY trials will be available January 2009.

We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent DMC. In a planned interim analysis that included a total of 115 deaths, the DMC found the overall survival result crossed a predefined stopping boundary for lack of benefit of Actimmune relative to placebo. Among the 826 randomized patients, there was not a statistically significant difference between treatment groups in overall mortality (14.5% in the Actimmune group as compared to 12.7% in the placebo group). The adverse events associated with Actimmune therapy appeared generally consistent with prior clinical experience and most commonly involved constitutional symptoms. As a result of the negative INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008.

•	Hepatology

In hepatology, we are developing product candidates to provide expanded treatment options for patients suffering from HCV infection. According to the Centers for Disease Control and Prevention (“CDC”) an estimated 3.9 million Americans have been infected with HCV, of whom 2.7 million are chronically infected. It is estimated that there are 170 million people worldwide afflicted with this disease. The primary mode of transmission of HCV is through contaminated blood. Despite the currently available therapies, interferon alphas and ribavirin, there is considerable need for the development of novel therapeutic approaches since approximately 50% of patients are not cured with these currently available therapies. Patients who are not cured can develop cirrhosis, liver failure and hepatocellular carcinoma.

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

In early 2007, we designed a Phase Ib MAD trial of ITMN-191 based on the preliminary safety data from the SAD trial. We later amended our Clinical Trial Authorization, or CTA, for our planned Phase Ib trial to take into consideration new information on the dosing and side effect profiles of competitive protease inhibitors, in vitro and preclinical data on ITMN-191 and the food effect that was observed in the Phase Ia trial. In September 2007, European regulatory authorities approved our amended CTA related to the Phase Ib clinical trial of ITMN-191. The Phase Ib MAD trial is designed to assess the effect on viral kinetics, viral resistance, pharmacokinetics, safety and tolerability of multiple ascending doses of ITMN-191 given as a monotherapy both two and three times per day. The Phase Ib clinical trial began in September 2007, and we anticipate that we will announce top-line viral kinetic and safety results from the first four treatment-naïve dose cohorts of the Phase Ib clinical trial at or before the EASL meeting and/or the Digestive Disease Week meeting, which meetings will take place in April and May of 2008, respectively.

•	Ovarian Cancer

We also were evaluating Actimmune in patients with ovarian cancer in a Phase III trial (otherwise known as the “GRACES” trial) evaluating the safety and efficacy of Actimmune in combination with standard of care chemotherapy in patients with advanced ovarian cancer. On February 2, 2006, we announced our decision to discontinue the GRACES trial. After reviewing the results of an analysis of progression free survival time and an interim analysis of overall survival time, an independent Data Safety Monitoring Board recommended the discontinuation of the ongoing post-treatment follow-up of patients in the study. This recommendation was based on a shorter overall survival time in patients who received Actimmune plus standard of care chemotherapy compared to patients who received standard of care chemotherapy alone.

•	Other Assets

Our oritavancin and Amphotec assets did not fit within our core focus areas of pulmonology and hepatology. Therefore, we divested these non-core assets during 2005.

Product Development Status

The following chart shows the status of our product development programs as of December 31, 2007:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second Target in hepatology	X

Our Strategy

We intend to use our current capital resources and any potential revenue provided by sales of Actimmune to fund the development of our advanced-stage pulmonology pipeline and our research and development-stage hepatology pipeline.

Our strategy for achieving these objectives include:

Focusing our Development Efforts in the Areas of Pulmonology and Hepatology.  Historically, we have pursued development opportunities in the areas of pulmonology, hepatology, infectious disease and oncology. During 2003 and 2004, we narrowed our focus to development and commercial efforts in pulmonology and hepatology in order to more effectively compete, manage our resources and sustain our business. During 2005, we further narrowed our focus to three core development programs: Actimmune in IPF (which, effective March 2007, has been discontinued), pirfenidone in IPF and our protease inhibitors in hepatology.

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

Approved Product

Our sole approved product is Actimmune which is approved by the FDA only for the treatment of two rare congenital disorders: CGD and severe, malignant osteopetrosis. Actimmune is also approved for these indications by the health authorities in numerous other countries.

Chronic granulomatous disease.  CGD is a life-threatening congenital disorder that causes patients, primarily children, to be vulnerable to severe, recurrent bacterial and fungal infections. This results in frequent and prolonged hospitalizations and commonly results in death. In 1990, Actimmune was approved by the FDA for reducing the frequency and the severity of serious infections associated with CGD, and is the only FDA approved drug for this disease.

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

We have the exclusive rights to develop and commercialize Actimmune for a broad range of diseases in the United States, Canada and Japan. We have an agreement with Boehringer Ingelheim (“BI”) in connection with the development and commercialization of interferon gamma-1b in Europe and the rest of the world under the trade name Imukin®. See “License and Other Agreements.” Substantially all of our revenue from sales of Actimmune has been derived from off-label uses of Actimmune rather than the treatment of osteopetrosis or CGD.

Development Programs

Pulmonology

We are developing pirfenidone for the treatment of IPF.

Idiopathic Pulmonary Fibrosis.

IPF is a disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. The prognosis is poor for patients with IPF, which occurs primarily in persons 40 to 70 years old. Based on the published literature, median survival time from diagnosis is two to five years in patients with IPF, and most patients die from complications associated with IPF. Although conclusive data does not exist, it is estimated that approximately 100,000 people suffer from IPF in the United States, approximately one-half of whom have mild to moderate disease severity. There is no FDA approved therapy available for the treatment of IPF.

Actimmune for Idiopathic Pulmonary Fibrosis.  We were developing Actimmune for the treatment of IPF. We reported data from our first Phase III clinical trial of Actimmune for the treatment of IPF (GIPF-001) in August 2002. Although this trial failed to meet its primary and secondary endpoints, it provided us with information regarding the disease, appropriate clinical endpoints and the treatment effect of Actimmune on patients. Based on analysis of this data, we initiated a second Phase III clinical trial of Actimmune for the treatment of IPF (GIPF-007, or the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent DMC.

Pirfenidone for Idiopathic Pulmonary Fibrosis and Hermansky-Pudlak Syndrome.

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

In 2004, we completed the data analysis and preclinical work necessary to design and conduct a pirfenidone registration program for IPF. In May 2005, the American Journal of Respiratory and Critical Care Medicine (AJRCCM) published results from a double-blind, randomized, placebo-controlled Phase II trial evaluating pirfenidone for the treatment of patients with IPF. This 107 patient study with a planned 12 month treatment period was conducted in Japan by Shionogi and was terminated after only nine months based on the recommendation of an independent Data Safety Monitoring Board following an interim analysis. This analysis suggested favorable effects of pirfenidone on acute exacerbations and other efficacy parameters. In December 2006, Shionogi reported positive results of their Phase III clinical trial of patients with IPF who were treated with pirfenidone and in March 2007, submitted an application to the Japanese Health Authorities for approval to market pirfenidone. This Phase III clinical trial was conducted in Japan.

We have completed patient enrollment in our CAPACITY trials. Our CAPACITY trials, which were initiated in April 2006, include two separate, concurrent Phase III trials conducted at 110 centers in North America and Europe. In May 2007, we completed enrollment of 779 patients with mild to moderate forms of IPF in the trials following our decision to refine and expand the CAPACITY program to include an increase in the number of patients enrolled and a lengthening of the treatment duration. We made these refinements based on the data from the Shionogi Phase III trial and the knowledge gained from the recently unblinded placebo arm of our INSPIRE trial for Actimmune. We began our CAPACITY trials following Shionogi’s successful Phase II clinical trial in which pirfenidone was generally well tolerated, with the most frequent side effects reported being photosensitivity rash and gastrointestinal symptoms. The primary endpoint of our CAPACITY trials is lung function, as measured by change in FVC, which is believed to be an important measure of disease progression in IPF. Our CAPACITY program is designed similarly to the Shionogi Phase III trial in that the maximum doses, on a mg/kg basis, are approximately the same and the primary endpoints (FVC versus VC) are expected to be clinically very similar. The CAPACITY trials are longer (72 weeks versus 52 weeks) than the Shionogi Phase III trial, which we anticipate will allow for better statistical power to detect the efficacy of pirfenidone. We anticipate that top-line results for the CAPACITY trials will be available in January 2009.

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

Next-Generation Interferon Gamma

We had a license and collaboration agreement with Maxygen Holdings Ltd., a wholly owned subsidiary of Maxygen, Inc. (“Maxygen”), to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. Effective July 2007, we have terminated this agreement.

Hepatology

Our second area of focus is developing therapeutics in the area of hepatology. Our development efforts in hepatology are currently directed at expanding treatment options for patients suffering from HCV infections. Prior to the end of 2005, we were focusing our hepatology efforts on the pegylated interferon non-responder population. We have now decided to focus our investments on small molecules, the first of which is our protease inhibitor program which we believe could have a broad application in the overall HCV patient population.

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

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN-191” (formerly known as ITMN B) as our lead compound and have advanced this compound through toxicology and other clinical trial authorization-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors. Under the Collaboration Agreement with Roche, we are collaborating to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191, which entered Phase Ia clinical trials late in 2006 and a Phase Ib clinical trial in September 2007, and novel second-generation HCV protease inhibitors.

Other Assets

The oritavancin and Amphotec assets did not fit within our core focus areas of pulmonology and hepatology. Therefore, we divested these assets during 2005. We also discontinued our Phase III clinical trial of Actimmune for the treatment of ovarian cancer.

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

In two Phase III clinical trials with oritavancin for the treatment of complicated skin and skin-structure infections (“CSSSIs”), oritavancin achieved the primary efficacy endpoint and demonstrated that oritavancin was as effective as the comparator regimen of vancomycin followed by cephalexin, which is a commonly used regimen. However, the FDA requested an additional clinical safety study be completed prior to the submission of a New Drug Application, or NDA, for oritavancin for the treatment of CSSSIs. In December 2005, we sold our worldwide rights to oritavancin to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and potential clinical related milestone payments of up to $9.0 million, of which $4.0 million has been received through December 31, 2007. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares are currently restricted for resale and are subject to a lock-up agreement that expires April 2008. In connection with the 2005 sale of worldwide rights, Eli Lilly & Company (“Eli Lilly”) waived its right to collect a $10.0 million milestone payment which had previously been accrued by us. We also received a seat on the Targanta board of directors from which we resigned effective December 31, 2007.

Divesture of Amphotec

Amphotec is an FDA approved lipid-form of amphotericin B indicated for the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of amphotericin B deoxycholate in effective doses, and in patients with invasive aspergillosis where prior amphotericin B deoxycholate has failed. Systemic fungal infections that do not respond to initial treatment with standard antifungal treatment regimens are typically treated with amphotericin B, the active ingredient in Amphotec. This product is approved in the United States under the name Amphotec and in more than 40 other countries under the name Amphocil. In 2004, we announced our intent to divest Amphotec and in May 2005, we sold Amphotec to Three Rivers for cash consideration. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec. The first of these sales targets was met and we received $0.5 million from Three Rivers in the first quarter of 2007.

Discontinuation of Actimmune Trial for Ovarian Cancer.

We were conducting the GRACES trial, which was an 847-patient Phase III clinical trial of Actimmune in combination with carboplatin and paclitaxel for the first-line treatment of ovarian cancer in women who have undergone surgical resection. On February 2, 2006, we announced our decision to discontinue the GRACES trial evaluating the safety and efficacy of Actimmune in combination with standard of care chemotherapy in patients with advanced ovarian cancer. After reviewing the results of an analysis of progression free survival time and an interim analysis of overall survival time, an independent Data Safety Monitoring Board recommended the discontinuation of the ongoing post-treatment follow-up of patients in the study. This recommendation was based on a shorter overall survival time in patients who received Actimmune plus standard of care chemotherapy compared to patients who received standard of care chemotherapy alone. As a result, we do not intend to conduct further development of Actimmune for the treatment of ovarian cancer.

License and Other Agreements

Roche License and Collaboration Agreement (Protease Inhibitors)

In October 2006 we entered into a Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006 and phase 1b clinical trials during the third quarter of 2007. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments. One milestone payment of $10.0 million was received in January 2007, which was not deemed to be substantially at risk at the execution of the Collaboration Agreement. Therefore, the upfront payment of $60.0 million and this $10.0 million milestone payment have been deferred and are being recognized ratably as collaboration revenue over the estimated life of the Collaboration Agreement and our continuing involvement. All further milestone payments, of which a $10.0 million milestone was received in June 2007, have been assessed as substantially at-risk at the initiation of the agreement and will be recognized as revenue when and if these milestones are achieved, as defined in the Collaboration Agreement. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the FDA, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We are entitled to receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co- commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

Genentech, Inc. License Agreement (Actimmune)

In 1998, we obtained a license from Genentech, Inc. (“Genentech”) for patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. We had made royalty payments of approximately $74.8 million in the aggregate, but no milestone payments, under this agreement through December 31, 2007. If all of the milestones under this agreement are achieved, we would be required to make further milestone payments of $3.2 million. We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech. Our rights to certain therapeutic uses for Actimmune under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Boehringer Ingelheim International GmbH (Imukin)

In 2001, we formed a collaboration with BI to clinically develop and seek regulatory approval for interferon gamma-1b, the active ingredient in Actimmune, in certain diseases, and to commercialize a liquid formulation of interferon gamma-1b under one or more of BI’s trade names, including Imukin, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties may seek to develop and obtain regulatory approval for the use of Imukin in the treatment of a variety of diseases, including IPF, ovarian cancer, CGD and osteopetrosis. The agreement provides that in return for our funding and managing clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement, BI will pay us royalties on sales of the product when it meets a specified minimum sales level. BI has an option to exclusively promote Imukin in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which BI does not do so. If we opt to promote the product in those countries or for those new diseases for which BI does not, we will pay royalties to BI on sales of the product in those countries and/or for those new diseases. We had neither paid nor received any royalties under this agreement through December 31, 2007, and there are no milestone payments under this agreement. The agreement will expire, on a country-by-country basis, upon expiration of the parties’ royalty obligations in each country covered by the agreement. Such royalty obligations generally expire fifteen years after regulatory approval of Imukin for certain specified indications in the relevant country. If no such regulatory approvals are granted in a particular country, the royalty obligations in such country will expire in 2016. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party or for the insolvency of the other party. In addition, we have the right to terminate the agreement with respect to certain countries at any time subsequent to regulatory approval for IPF.

Connetics Corporation (acquired by Stiefel Laboratories, Inc.) (Actimmune)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune for the treatment of scleroderma. We had made royalty payments of approximately $1.6 million in the aggregate through December 31, 2007. There are no milestone payments pursuant to this agreement.

Amgen Inc. (Infergen, PEG-Alfacon-1 and Interferon Gamma)

In 2001, we entered into a licensing and commercialization agreement with Amgen through which we obtained an exclusive license in the United States and Canada to Infergen and the rights to an early stage program to develop a pegylated form of Infergen PEG-Alfacon-1. Infergen is currently approved in both the United States and Canada to treat chronic HCV infections. Under the agreement, we had the exclusive right to market Infergen and clinically develop it for other indications in the United States and Canada. In December 2004, we amended our licensing and commercialization agreement with Amgen to remove certain non-competition restrictions on Amgen with respect to alpha interferons in exchange for a specified reduction in the royalties payable by us to Amgen on Infergen sales should Amgen engage in certain competitive activities as well as Amgen’s consent to transfer the manufacturing of Infergen to a new supplier. (See section entitled “Manufacturing” below). We initially paid Amgen $29.0 million for up-front license and other fees and milestones with respect to our license, and had been obligated to pay royalties on sales of Infergen. In March 2003, we commenced a Phase I clinical trial for PEG-Alfacon-1, which required us to make a $1.5 million milestone payment to Amgen pursuant to the terms of the agreement. We had made royalty and milestone payments of approximately $41.0 million under this agreement in the aggregate through December 31, 2005. These rights and obligations with respect to Infergen under the agreement have been assumed by Valeant as part of our sale of the Infergen product to Valeant in December 2005. We have discontinued development of PEG-Alfacon-1.

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac, Inc. (“Marnac”) and its co-licensor, KDL GmbH (“KDL”), their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. During the third quarter of 2007, we recorded a $7.5 million expense for such milestone payments, which are based on the progress of clinical development of pirfenidone. If all of the milestones under this agreement had been achieved, we would have been required to make milestone payments of $14.5 million. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million, which includes the $7.5 million expense recorded in the third quarter of 2007 relating to the 2002 license agreement. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi. Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

Novartis Corporation (Small Molecule Therapeutics)

In 2004, we entered into a license agreement with Chiron Corporation (which was acquired by Novartis Corporation) which granted us the right to discover, develop and commercialize small molecule therapeutic agents against certain HCV targets that are covered by patents owned by Novartis. In consideration for this license, we paid Novartis a nonrefundable fee of approximately $0.4 million in 2004 and are required to make milestone payments based on the clinical progress of ITMN-191. In 2006, we expensed $0.5 million upon initiation of the Phase Ia clinical trials for ITMN-191. Assuming that all of the remaining milestones under this agreement are achieved, we will be required to make milestone payments of $4.5 million. In addition, Novartis is entitled to receive royalties on future product sales.

Array BioPharma Inc. (Small Molecule Therapeutics)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting hepatitis with Array. Under that agreement, we fund drug discovery research conducted by Array during the research term based on the number of Array scientists working on the research phase of the agreement and we are responsible for all development and commercialization. Though the research phase of the agreement expired in June 2007, Array will continue to be entitled to receive milestone payments under the agreement based on the selection and progress of clinical drug candidates, as well as low single-digit royalties on net sales of products derived from the collaborative efforts. In addition, in December 2004, the agreement was amended to provide a mechanism for us to purchase certain intellectual property rights arising from the collaboration. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target and have since terminated that agreement, although we continue to conduct research on this new hepatology target.

Assuming that all of the remaining milestones under these agreements are achieved, we will be required to make milestone payments of $8.5 million. Total research and development expenses related to this agreement were $1.3 million, $10.2 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the $10.2 million in 2006 is a $0.5 million milestone payment for the initiation of the Phase Ia clinical trial for ITMN-191.

Shearwater Corporation (PEG-Alfacon-1)

In June 2002, we entered into a development, license and manufacturing agreement with Shearwater Corporation (“Shearwater”), a wholly-owned subsidiary of Nektar Therapeutics, to access Shearwater’s pegylation technology in order to develop a pegylated version of Infergen. Under the terms of the agreement, we received a co-

exclusive license with Maxygen from Shearwater in exchange for an up-front payment of $500,000 and future milestone and royalty payments. We terminated this agreement in June 2006 and had paid $250,000 in milestone payments, but no royalty payments, under this agreement in the aggregate through the date of termination.

Maxygen Holdings Ltd. (Next-Generation Interferon Gamma)

We had a license and collaboration agreement with Maxygen to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. If preclinical data provided compelling proof of concept for a longer-acting interferon gamma compound, our plan would have been to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that met these criteria. We had funded Maxygen’s optimization and development of these next-generation interferon gamma products and retained exclusive worldwide commercialization rights for all human therapeutic indications. Our diligence obligations included a minimum level of clinical development expenditures for an initial period of time, as well as the general obligation to use commercially reasonable efforts to clinically develop, seek regulatory approval for and commercialize a product in specified major market countries. The agreement terms included up-front license fees and full research funding, as well as development and commercialization milestone payments, which were payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products. We had made payments of approximately $9.7 million under this agreement in the aggregate through December 31, 2007, including approximately $0.1 million in the last three years. Effective July 2007, we have terminated this agreement.

Eli Lilly & Company (Oritavancin)

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. We assigned this agreement to Targanta in December 2005 in connection with Targanta’s purchase of the oritavancin compound.

ALZA Corporation (Amphotec)

In 2001, we entered into a product acquisition agreement with ALZA Corporation, now a subsidiary of Johnson & Johnson, in which we acquired the rights to Amphotec. We had made royalty payments of approximately $1.3 million, but no milestone payments, under this agreement in the aggregate through December 31, 2005. We assigned this agreement to Three Rivers in May 2005 in connection with Three Rivers’ purchase of the Amphotec product.

Manufacturing

We contract with qualified third-party manufacturers to produce our products and product candidates. This manufacturing strategy enables us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

Boehringer Ingelheim Austria GmbH (Actimmune)

In January 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune. The agreement, which had been amended from time to time, generally provided for the exclusive supply by BI and exclusive purchase by us of Actimmune. This contractual obligation to BI was denominated in euros. Prior to the failure of the INSPIRE trial, we had future purchase obligations of approximately $91.6 million. Given the fact that the Phase III INSPIRE trial was unsuccessful and was discontinued in March 2007, we entered into a termination agreement (“Termination Agreement”) with BI. The Termination Agreement provides for the termination of the existing supply agreement dated January 2000, as amended, for the clinical and commercial supply of Actimmune conditioned upon and coincident with the entry by us and BI into a new agreement for the clinical and commercial supply of Actimmune. In consideration of the entry into the Termination Agreement, we incurred approximately $6.8 million in termination expenses during the second quarter of 2007, which have been included in restructuring charges in our consolidated statement of operations. Pursuant to the Termination Agreement and new supply agreement, we eliminated $91.6 million in future purchase commitments for Actimmune for the years 2007 to 2012. On June 29, 2007, InterMune and BI entered into a new agreement for the clinical and commercial supply of Actimmune (“Supply Agreement”). Under the terms of the new Supply Agreement, we are not required to make any minimum annual purchase commitments and BI is not required to commit to reserving any minimum annual capacity for the manufacture of Actimmune. On a going forward basis, the product will be purchased based upon a rolling forecast. The new Supply Agreement is effective as of June 29, 2007 and will expire on December 31, 2012. If BI is not able to supply all of our requirements for Actimmune, we may choose an additional manufacturer. However, we are not entitled to seek such a secondary source until BI has informed us of its unwillingness or inability to meet our requirements. Either party has the right to terminate the Supply Agreement if the other party materially breaches its obligations thereunder. In addition, we have the right to terminate the Supply Agreement immediately in the event that health authorities prevent distribution of Actimmune for all indications.

Amgen Inc. (Infergen)

As part of our 2001 license agreement with Amgen under which we licensed Infergen, we entered into a manufacturing and supply arrangement under which Amgen was obligated to manufacture and supply our requirements of Infergen for our sales in the United States and Canada. We assigned this agreement to Valeant in December 2005 in connection with Valeant’s purchase of the Infergen product.

Boehringer Ingelheim Austria GmbH (Infergen)

On November 3, 2005, we entered into an agreement with BI for the future clinical and commercial supply of Infergen. The agreement generally obligated BI to supply exclusively to us, and for us to purchase exclusively from BI, bulk Infergen as well as the finished forms of Infergen that are currently marketed. Amgen will remain the manufacturer for Infergen until the transfer of the manufacturing process from Amgen to BI is completed and until BI is approved by the FDA as a manufacturer of Infergen. Prior to and upon execution of the agreement, we made payments to BI of approximately $16.8 million. We assigned this agreement and all future rights and obligations thereunder to Valeant as part of the sale of the Infergen product to Valeant in December 2005.

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

Ben Venue Laboratories Supply Agreement (Amphotec)

We assumed a manufacturing and supply agreement with Ben Venue Laboratories, Inc. (“Ben Venue”) dated as of January 1, 1993 for the manufacture of Amphotec. We assigned this agreement to Three Rivers in May 2005 in connection with Three Rivers’ purchase of the Amphotec product.

Patents and Proprietary Rights

Based on our own internal research efforts, we have filed numerous patents relating to the use of interferons to treat a variety of diseases in the areas of pulmonology, hepatology and oncology. In addition, we have filed for patents on a number of small molecules in hepatology and pulmonology.

Actimmune

We have acquired an exclusive license under certain Genentech patents to develop, use and sell interferon gamma-1b, the active ingredient in Actimmune, in particular fields in the United States, Canada and Japan under our license agreement with Genentech. This license agreement covers more than 12 United States patents and related foreign patents and/or patent applications filed in Japan and Canada. Certain of the United States patents covering DNA vectors and host cells relating to interferon gamma-1b have expired in 2005 and in 2006 without material impact to our business. In addition, a United States patent relating to the composition of interferon gamma-1b expires in 2014. Other material United States patents expire between 2009 and 2013. Under the Genentech license, we pay Genentech royalties on the sales of Actimmune, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. Two United States composition-of-matter patents acquired from Amgen covering interferon-gamma analogs, including interferon gamma-1b, expire in 2022.

Pirfenidone

In 2002, we licensed from Marnac and its co-licensor KDL their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Among the patents we purchased under the asset purchase agreements are U.S. Patent Nos. 5,310,562; 5,962,478; 6,090,822, 6,300,349 and related foreign equivalents. When U.S. Patent No. 5,310,562 expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for the treatment of fibrotic disorders in the United States. For a description of certain intellectual property issues relating to this license, please see “Item 1A. Risk Factors-Over time, we will lose our ability to rely on the intellectual property we currently own to prevent competing products, which may impair our ability to generate revenue” below.

Protease Inhibitors

In late 2004, we purchased from Array certain co-ownership rights in patents relating to our protease inhibitor program such that we hold exclusive ownership rights in the patent applications and issued patents covering the products arising out of our collaboration with Array.

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

Competition

Actimmune for CGD and Severe Malignant Osteopetrosis

Actimmune is the only FDA approved therapy for CGD and severe, malignant osteopetrosis and we are not aware of any competitive products available or in development for these indications. However, in general, our products and product candidates face competition from other currently available or development-stage therapies.

Pirfenidone for IPF

There is no FDA approved therapy available for the treatment of IPF. We believe that the primary competition for pirfenidone, if approved by the FDA for the treatment of IPF, will initially consist of products that are approved for other indications and for which clinical development for IPF is contemplated or underway, such as Gleevec® and Tracleer®. In 2007, a Phase III clinical trial for Tracleer has been initiated.

Protease Inhibitor for HCV

In the field of hepatology there are multiple drug candidates in development for hepatitis C, including immunomodulators, synthetic interferons, ribavirin analogs, protease inhibitors, polymerase inhibitors, viral budding inhibitors, monoclonal antibodies and RNAi knockdown techniques. In the field of HCV protease inhibitors, several other companies have protease inhibitor drugs in development, including Schering-Plough Corporation, Gilead Sciences, Merck & Co., Pfizer, Inc., GlaxoSmithKline, Vertex Pharmaceuticals, Inc. and Tibotec, Inc. Many of these companies have substantially greater financial, technical and human resources than we do, have a significant lead in terms of timing of clinical development, and are more experienced in the development of new drugs than we are.

Commercial Operations, Product Distribution and Medical Affairs

Reorganization of Commercial Operations

In connection with the divestiture of Infergen, we also made significant reductions in our commercial operations in late 2005, including a significant reduction in our field-based IPF disease awareness activities. We plan to rebuild a commercial presence in the future if and when Phase III data from the research and development pipeline warrant that investment. We continue to have a strategic marketing group that will continue to support the supply and reimbursement of Actimmune for its labeled indications, CGD and severe, malignant osteopetrosis. This group is also responsible for strategic planning in preparation for the potential launch of pirfenidone for the treatment of IPF.

Product Distribution

In the United States, Actimmune is sold primarily to distributors and specialty pharmacies who distribute directly to patients. During the year ended December 31, 2007, the primary specialty pharmacies and distributors for Actimmune were CuraScript, Inc. (formerly Priority Healthcare, Inc.), Caremark, Inc. and Merck Medco, which accounted for 48%, 23% and 12%, respectively, of our total net product sales.

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

Sales by Geographic Region

Our total revenue by region for the years ended December 31, was as follows (in thousands):

	2007	2006	2005

United States	$53,321	$90,185	$110,017
Rest of the world	13,371	599	479

Totals*	$66,692	$90,784	$110,496

*	Total revenue for the year ended 2005 has been adjusted to reflect the reclassification of Infergen revenue into discontinued operations.

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

For purposes of NDA or BLA approval, human clinical trials in the United States are typically conducted in three sequential phases that may overlap.

•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase II: Studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosage frequency. These Phase II clinical trials may be divided into early Phase II clinical trials, which are referred to as Phase IIa clinical trials, during which pilot studies are performed to determine initial activity and late Phase II clinical trials, which are referred to as Phase IIb clinical trials, that generally consist of controlled trials often involving several hundred patients in traditional drug development programs.

•	Phase III: When Phase II clinical trials demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken to further evaluate dosage, to provide statistically and clinically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. It is possible for a drug that appears promising in a Phase II clinical trial to fail in a more rigorous and reliable Phase III clinical trial. For example, after Actimmune had shown promising results for the treatment of IPF in an investigator sponsored Phase II clinical trial, our initial Phase III study of Actimmune for the treatment of IPF failed to show significant effect on the primary endpoint of progression-free survival or on secondary endpoints of lung function and quality of life.

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

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, we are aware that physicians are prescribing Actimmune for the treatment of IPF, although we do not promote Actimmune for the treatment of IPF, and the FDA has not approved the use of Actimmune for the treatment of this disease. Substantially all of our Actimmune revenue is derived from physicians’ prescriptions for off-label use for IPF. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA approved drugs for off-label uses. A company may engage in truthful, non-misleading, and non-promotional speech concerning its products. We may also educate physicians about a particular disease state and how that disease is properly diagnosed so that patients who qualify for the clinical trial might be identified. We also may survey physicians who are lawfully prescribing our products for off-label uses to monitor patients’ experiences, particularly as to whether safety issues have arisen. We may also, pursuant to FDA policies, respond to unsolicited requests from health care professionals and engage in appropriate scientific exchange of information about unapproved uses. We have engaged in these lawful activities in the past and continue to engage in some of them today. We have polices and procedures in place to regulate the lawful promotion of our marketed products within their labeled indications. Employees are trained to follow these policies and procedures and must certify that they will abide by them. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. While we believe we are currently in compliance with the FDA’s regulations relating to off-label promotion, the regulations are subject to varying interpretations which continue to evolve. Failure to comply with these requirements in the past or with respect to future activities can result in regulatory enforcement action by the FDA and other governmental bodies, which would have an adverse effect on our revenue, business and financial prospects. On November 9, 2004 we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune for IPF by former InterMune employees during a period ending in June 2003. For a more complete description of this matter see “Item 3. Legal Proceedings” below.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the United States, (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in very limited circumstances). Orphan drug designation exclusivity lasts for 10 years in the European Union. We have filed and intend to file for orphan drug designation for those diseases we target that meet the criteria for orphan drug exclusivity. For example, Actimmune has orphan drug exclusivity for severe, malignant osteopetrosis. Actimmune and pirfenidone have been granted orphan drug designation for the treatment of IPF by the FDA and EMEA. Although obtaining FDA and EMEA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that we will be able to maintain this designation for Actimmune or pirfenidone, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Research and Development

Our research and development expenses were $105.9 million, $103.8 million and $82.7 million for the years ended December 31, 2007, 2006 and 2005. Research and development expenses for 2005 have been adjusted to reflect the reclassification of Infergen related activities into discontinued operations.

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

Employees

As of February 29, 2008, we had 132 full-time employees. Of the full-time employees, 93 were engaged in research and development and 39 were engaged in general and administrative positions. In connection with the sale of the Infergen product to Valeant and the significant reduction in our field-based IPF disease awareness activities in 2005, we eliminated approximately 160 employee positions. As a result of our decision to discontinue the INSPIRE trial in March 2007, we eliminated approximately 70 additional positions over the course of 2007. We believe that our relations with our employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding our executive officers and key employees as of February 29, 2008:

Name	Age	Title

Daniel G. Welch	50	Chief Executive Officer and President
Marianne T. Armstrong, Ph.D.	53	Chief Medical Affairs and Regulatory Officer
Lawrence M. Blatt, Ph.D.	46	Chief Scientific Officer
Williamson Z. Bradford, M.D., Ph.D.	46	Senior Vice President, Clinical Science and Biometrics
John C. Hodgman	53	Senior Vice President of Finance and Chief Financial Officer
Steven B. Porter, M.D., Ph.D.	51	Chief Medical Officer
Howard A. Simon, Esq., SPHR	49	Senior Vice President, Human Resources and Corporate Services and Associate General Counsel
Robin J. Steele, Esq.	52	Senior Vice President of Legal Affairs, General Counsel and Corporate Secretary

Daniel G. Welch.  Mr. Welch has served as our Chief Executive Officer and President and a member of our board of directors since September 2003. From March 2003 to September 2003, Mr. Welch served as a consultant to Warburg Pincus LLC, a global equity investor. From August 2002 to January 2003, Mr. Welch served as chairman and chief executive officer of Triangle Pharmaceuticals, Inc., a pharmaceutical company. From October 2000 to June 2002, Mr. Welch served as president of the pharmaceutical division of Elan Corporation, PLC, a pharmaceutical company. From September 1987 to August 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo and its predecessor companies Sanofi and Sterling Winthrop, including vice president of worldwide marketing. From November 1980 to September 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply. He currently serves on the Board of Directors of one public company, Seattle Genetics, Inc. and is also a director of one private company. Mr. Welch holds a B.S. from the University of Miami and an MBA from the University of North Carolina.

Marianne T. Armstrong, Ph.D.  Dr. Armstrong has served as our Chief Medical Affairs and Regulatory Officer since January 2006. From January 2004 to January 2006, Dr. Armstrong served as our Senior Vice President, Regulatory/Medical Affairs and Drug Safety. From April 2002 to January 2004, Dr. Armstrong served as our Senior Vice President of Global Regulatory Operations and Corporate Compliance. From December 1999 to April 2002, Dr. Armstrong served as senior director of clinical development/regulatory affairs at Genentech, Inc., a pharmaceutical company. From July 1998 to November 1999, Dr. Armstrong served as senior director of clinical development at PathoGenesis Corporation, a pharmaceutical company. From May 1995 to July 1998, Dr. Armstrong served as department head of clinical affairs for Amgen Inc., a pharmaceutical company. From January 1981 to April 1995, Dr. Armstrong held management positions in clinical development at Alcon Laboratories, Solvay Pharmaceuticals and Parke-Davis/Warner Lambert, each a pharmaceutical company, and was a regional sales representative at American McGaw, a division of American Hospital Supply. Dr. Armstrong holds a Ph.D. and M.S. from Florida State University.

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

Williamson Z. Bradford, M.D, Ph.D.  Dr. Bradford has served as our Senior Vice President, Clinical Science and Biometrics since January 2008. From July 2001 to January 2008, Dr. Bradford held several positions including most recently Vice President of Clinical Science, responsible for our pulmonary development efforts. From 1999-2001, Dr. Bradford served as Director, Clinical Science at IntraBiotics Pharmaceuticals, Inc., a pharmaceutical company and from 1998-1999, Dr. Bradford served as Clinical Scientist at Genentech, Inc., a pharmaceutical company. Prior to 1998, Dr. Bradford held various academic and clinical positions including Assistant Professor of Medicine at the University of California, San Francisco (UCSF). Dr. Bradford holds an M.D. from the University of North Carolina at Chapel Hill, School of Medicine, a Ph.D. from the University of California, Berkeley, School of Public Health, and was trained in internal medicine and infectious diseases at UCSF. He is board-certified in infectious diseases and serves as an Assistant Clinical Professor of Medicine in the Division of Infectious Diseases at UCSF.

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

Robin J. Steele, Esq.  Ms. Steele has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2004. From 1998 to April 2003, Ms. Steele worked with Elan Pharmaceuticals, Inc., a global pharmaceutical company headquartered in Dublin, Ireland, most recently as Vice President, Commercial and Legal Affairs in San Diego. Prior to joining Elan, Ms. Steele was in private practice and served as outside counsel to a variety of life science and technology based companies in the Bay Area. Ms. Steele holds a B.A. in Biology from University of Colorado, Boulder, a J.D. from Hastings College of the Law, University of California, San Francisco, and a L.L.M. in Taxation from New York University School of Law.

ITEM 1A.	RISK FACTORS

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q that was filed with the SEC on November 9, 2007, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. In March 2007, we discontinued our development of Actimmune for treatment of IPF. Although we are developing pirfenidone for the treatment of IPF, pirfenidone will not be marketed for any diseases before late 2009 or early 2010, if at all.

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

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate the safety and statistically significant and clinically meaningful efficacy of that product for the treatment of the disease. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example:

•	We recently terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. We do not intend to conduct further development of Actimmune for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis.

•	The results of the Shionogi Phase III clinical trial for pirfenidone may not be indicative of the results we will have in our CAPACITY trials. Despite the similarities of the trials, the trials are not the same and different trials can have different results as a result of even small differences in the trials, including differences in the patient population, the manner in which the trial is conducted and external factors.

•	The positive results of the Phase Ia SAD trial for ITMN-191 do not ensure that the Phase Ib MAD trial or subsequent trials for ITMN-191 will be successful at any dosing level.

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

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. For example, we terminated our license and collaboration agreement with Maxygen for the development of next-generation interferon gamma products effective July 2007.

We currently depend upon one collaboration partner, Roche, for support in the development and commercialization of our HCV product candidates. If our Collaboration Agreement with Roche terminates, our business and, in particular, the development and commercialization of our HCV product candidates would be significantly harmed.

On October 16, 2006, we entered into the Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which is in Phase Ib clinical trials. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. Assuming that we continue to successfully develop and commercialize these product candidates, under the terms of the Collaboration Agreement we are entitled to receive reimbursement and sharing of expenses incurred in connection with the development of these product candidates and additional milestone payments from Roche. As a result, Roche is providing 67% of the development costs for ITMN-191. In addition, if any of the product candidates we have licensed to Roche are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. Roche may terminate the Collaboration Agreement in its entirety, in any country, subject to certain limitations for major countries, or with respect to any product or product candidate licensed under the Collaboration Agreement for any reason on six months’ written notice. If the Collaboration Agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business could be materially adversely affected.

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

Roche has agreed that, except as set forth in the Collaboration Agreement, it will not develop or commercialize certain specific competitive products during the exclusivity period, which extends until October 2011 at the latest. However if neither ITMN-191 nor any other product candidate is in clinical development, Roche may develop or commercialize such competitive products during the exclusivity period in accordance with the Collaboration Agreement. However, if they undertake such development or commercialization, we will have the right to terminate the Collaboration Agreement. Accordingly, despite the exclusivity period, Roche may under certain circumstances develop or commercialize competitive products. Roche has significantly greater financial, technical and human resources than we have and they are better equipped to discover, develop, manufacture and commercialize products. In addition, Roche has more extensive experience than we have in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Roche competes with us, our business could be materially and adversely affected.

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

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of IPF, we are aware that physicians are, and have in the past, prescribing Actimmune for the treatment of IPF. Substantially all of our Actimmune revenue is derived from physicians’ prescriptions for off-label use for IPF. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not promote Actimmune for the treatment of IPF. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses. The federal government has levied large civil and criminal fines against manufacturers for alleged improper promotion, including us in October 2006 and the FDA has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which certain promotional conduct is changed or curtailed. We are aware of many instances in which the Office of the Inspector General of the FDA has sought and secured criminal penalties and a corporate integrity agreement against pharmaceutical manufacturers requiring payment of substantial fines and monitoring of certain promotional activities to ensure compliance with FDA regulations. We engage in medical education activities that are subject to scrutiny under the FDA’s regulations relating to off-label promotion. While we believe we are currently in compliance with these regulations, the regulations are subject to varying interpretations, which are evolving.

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

In addition, some of the agreements pursuant to which we license our products, including our license agreement relating to Actimmune, contain provisions requiring us to comply with applicable laws and regulations, including the FDA’s restriction on the promotion of FDA approved drugs for off-label uses. As a result, if it were determined that we violated the FDA’s rules relating to off-label promotion in connection with our marketing of Actimmune, we may be in material breach of our license agreement for Actimmune. If we failed to cure a material breach of this license agreement, we could lose our rights to certain therapeutic uses for Actimmune under the agreement.

If the FDA imposes significant restrictions or requirements related to our products for any disease, or withdraws its approval of any of our products for any disease for which it has been approved, our revenue would decline.

The FDA and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose additional requirements for post-approval studies. Later discovery of previously unknown problems with any of our products or their manufacture may result in further restrictions, including withdrawal of the product from the market. In this regard, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations”. While we believe that all of these observations are being appropriately corrected, failure to correct any deficiency could result in manufacturing delays. Our existing approvals for diseases, and any new approval for any other disease that we target, if granted, could be withdrawn for failure to comply with regulatory requirements or to meet our post-approval commitments. For example, we have ongoing Phase IV post-marketing commitments to the FDA relating to Actimmune for the treatment of osteopetrosis. Our failure to adequately address these ongoing Phase IV commitments could result in a regulatory action or restriction, such as withdrawal of the relevant product’s approval by the FDA. If approval for a disease is withdrawn, we could no longer market the affected product for that disease. In addition, governmental authorities could seize our inventory of such product, or force us to recall any product already in the market, if we fail to comply with FDA or other governmental regulations.

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

Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s and foreign regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases. The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial has demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted by the FDA and foreign regulatory authorities in different ways, which could delay, limit or prevent regulatory approval. Our CAPACITY trials are being conducted without a Special Protocol Assessment, so there can be no assurance that, even if we believe the results of the trials are favorable, the results will provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be impaired.

The pricing and profitability of our products may be subject to control by the government and other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. For example, in most foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. For example, federal legislation was enacted on December 8, 2003 that provides a new Medicare prescription drug benefit which began in 2006 and which mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this program, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune or any other products that we may develop in the future, which would reduce our revenue and potential profitability.

Our failure or alleged failure to comply with anti-kickback and false claims laws could result in civil and/or criminal sanctions and/or harm our business.

We are subject to various federal and state laws pertaining to health care “fraud and abuse”, including anti-kickback laws and false claims laws. Subject to certain exceptions, the anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal and state and third-party payment for our products, and the sale and marketing of our products, could become subject to scrutiny under these laws.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologicals, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•	It may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•	Failure to comply with strictly enforced good manufacturing practices regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard “notice of observations.” Failure to correct any deficiency could result in manufacturing delays.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of Actimmune for commercial purposes. These third parties include BI, and Catalent Pharma Solutions, or Catalent. We have a long-term supply contract with BI for Actimmune and an agreement with Catalent for the manufacture of the drug product for pirfenidone. In addition, under our

Collaboration Agreement with Roche, we are dependent upon Roche for the manufacture of ITMN-191. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs.

•	Manufacturers of our products are subject to ongoing periodic inspections by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

•	When we need to change third party manufacturers of a particular pharmaceutical product, the FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.

•	Our manufacturers might not be able or refuse to fulfill our commercial or clinical trial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market or clinical trial demands. For example, our current agreement with BI does not impose any obligation on BI to reserve a minimum annual capacity for the production of Actimmune, which could impair our ability to obtain product from them in a timely fashion.

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

•	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us.

•	If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates. In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

•	If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

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

Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors. A specialty pharmacy is a pharmacy that specializes in the dispensing of injectable or infused medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Actimmune or Actimmune complaints;

•	not effectively sell or support Actimmune;

•	reduce their efforts or discontinue to sell or support Actimmune;

•	not devote the resources necessary to sell Actimmune in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

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

Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products, particularly with respect to products that are prescribed by physicians for off-label use. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for our products, market acceptance of our products will be reduced, and our sales will suffer. Many third-party payors provide coverage or reimbursement only for FDA approved indications. If any large or many third-party payors decide to deny reimbursement for Actimmune used to treat IPF, sales of Actimmune would decline, and our revenue would suffer.

Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendia listing. A drug compendia is produced by a compendia body, such as the United States Pharmacopoeia Drug Information, that lists approved indications that a product has received from the FDA. The compendia bodies also evaluate all of the clinical evidence to determine whether an off-label use of a product should be listed in the compendia as medically appropriate. A compendia listing of an off-label use is a condition typically required by third-party payors, such as Medicare and private payors, to cover that use. Applications for a compendia listing are often based upon the publication of certain data in peer reviewed journals whose publication is often outside the applicant’s control. We are not seeking to achieve acceptance by a compendia body for Actimmune for the treatment of IPF. As a result, additional third-party payors may decide to deny reimbursement for Actimmune for the treatment of IPF and fewer physicians may prescribe Actimmune for such treatment. If either of these were to occur, sales of Actimmune would decline and our revenue would suffer.

Some third-party payors have denied coverage for Actimmune for the treatment of IPF for a variety of reasons, including the cost of Actimmune, the fact that IPF is not an FDA approved indication for Actimmune or a third-party payor’s assessment that a particular patient’s case of IPF has advanced to a stage at which treatment with Actimmune would not have a significant effect. We believe that approximately 60-70% of the patients who seek coverage for Actimmune for the treatment of IPF from private third-party payors are able to obtain coverage. While coverage trends have not changed significantly in the last few years, major health plans could further restrict coverage or adopt a policy of no coverage since we have discontinued the INSPIRE trial and have no further development plans for Actimmune for the treatment of IPF.

Medicare generally does not provide coverage for drugs, like Actimmune, that are administered by injection in the home. Moreover, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare has recently discussed the possibility of refusing to provide coverage for products for a specific indication unless the product has been approved by the FDA for that indication. If Medicare were to make a formal decision not to cover the off-label use of products, it may have a negative impact on the willingness of private third-party payors to provide coverage for the off-label use of products such as Actimmune.

Our supply agreement with BI may restrict our ability to establish alternative sources of Actimmune in a timely manner or at an acceptable cost, which may cause us to be unable to meet demand for Actimmune and to lose potential revenue.

Our new supply agreement with BI provides that BI is our exclusive source of supply for Actimmune, except under certain circumstances. Under the terms of the supply agreement, BI is not required to commit to reserving any minimum annual capacity for the manufacture of Actimmune and we cannot seek a secondary source to manufacture Actimmune until BI has indicated to us its inability or unwillingness to meet our requirements. If we are delayed in establishing a secondary supply source for Actimmune, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of Actimmune or a higher cost of product, either of which would have a material and adverse effect on our revenue, business and financial prospects.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that pirfenidone, if approved, may compete with two products that are being developed for the treatment of IPF, although the products are currently-available and approved for other indications. Tracleer, marketed by Actelion, is in Phase III clinical trials for IPF and is the most advanced competitor to pirfenidone. Tracleer is currently approved for pulmonary arterial hypertension. Gleevec, marketed by Novartis, is a product currently approved for different cancer indications that is in Phase II clinical trials for IPF. We expect that ITMN-191, if approved, may compete with telaprevir, which is being developed by Vertex Pharmaceuticals, SCH 503034, which is being developed by Schering-Plough, and TMC 435450, which is being developed by Tibotec Pharmaceuticals and Medivir. Telaprevir, SCH-503034 and TMC 435450 are in Phase II clinical trials. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. For more information, see “Item 1. Business-Competition.”

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

Over time, we will lose our ability to rely upon the intellectual property we currently own to prevent competing products, and after 2011 pirfenidone will only be protected by orphan drug designation, which may impair our ability to generate revenue.

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

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including the use of pirfenidone for the treatment of IPF. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Among the patents we purchased is U.S. Patent No. 5,310,562. After this U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF. The FDA and the EMEA granted pirfenidone orphan drug designation for the treatment of IPF in 2004, which gives us seven years of market exclusivity for the use of pirfenidone for the treatment of IPF from the date that pirfenidone is approved, if it is approved. The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. Therefore, we have no ability to prevent others from commercializing pirfenidone for (i) IPF after the orphan drug designation exclusivity period ends, (ii) uses covered by other patents held by third parties, or (iii) other uses in the public domain for which there is no patent protection. We are primarily relying on exclusivity granted from orphan drug designation in IPF to protect pirfenidone from competitors in this indication. The exclusivity period in the United States begins on first NDA approval for this product in IPF and ends seven years thereafter. In addition, a third party could develop pirfenidone for another non-fibrotic disease that also qualifies for orphan drug designation and could be granted seven years exclusivity in that indication. Additionally, in the European Union we have been granted orphan drug designation for pirfenidone for the treatment of IPF by the EMEA, which provides for ten years of market exclusivity in the European Union following first marketing approval in the European Union. We cannot provide any assurance that we will be able to maintain this orphan drug designation.

Once our patents expire, we will be subject to competition from third parties who will be able to use the intellectual property covered by these patents, which could impair our ability to generate revenue.

If we breach our license agreement with Genentech, we may lose our ability to develop and market Actimmune.

We license certain patents and trade secrets relating to Actimmune from Genentech. If we breach this agreement with Genentech, they may be able to terminate the respective license, and we would have no further rights to utilize the licensed patents or trade secrets to develop and market Actimmune, which could adversely affect our revenue and financial prospects.

Since the pirfenidone molecule is in the public domain and the patents we acquired from Marnac and KDL are limited to specific methods of use of pirfenidone, we may be subject to competition from third party products with the same active pharmaceutical ingredients as our product candidate.

Composition of matter patent protection for pirfenidone molecule has expired in the United States and elsewhere. Others have obtained patents in the United States and elsewhere relating to methods of use of pirfenidone for the treatment of certain diseases. In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including the use of pirfenidone for the treatment of IPF. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. It is possible that a third party may develop pirfenidone for the treatment of certain diseases that are not covered by patents we had acquired. If such third party were to develop pirfenidone for a use that is not covered by any patents and such third parties successfully developed pirfenidone for non-fibrotic indications, we could face competition from third party products with the same active pharmaceutical ingredient as our product candidate. If a third party were to obtain FDA approval for the use of pirfenidone for an indication before we did, such third party would be first to market and could establish the price for pirfenidone. This could adversely impact our ability to implement our pricing strategy for the product and may limit our ability to maximize the commercial potential of pirfenidone. The presence of a lower priced competitive product with the same active pharmaceutical ingredients as our product could lead to use of the competitive product for our anti-fibrotic indications. This could lead to pricing pressure for pirfenidone, which would adversely affect our ability to generate revenue from the sale of pirfenidone for anti-fibrotic indications.

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

We generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would exercise over technology that we own. For example, if Genentech fails to maintain the intellectual property licensed to us, we may lose our rights to develop and market certain therapeutic uses for Actimmune and may be forced to incur substantial additional costs to maintain or protect the intellectual property or to compel Genentech to do so.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business

Revenue from the sale of Actimmune has been declining and is expected to decline further.

Physicians may choose not to prescribe Actimmune or provide fewer patient referrals for Actimmune for the treatment of IPF for a variety of reasons, some of which are because:

•	Actimmune is not approved by the FDA for the treatment of IPF, and we therefore are unable to market or promote Actimmune for the treatment of IPF;

•	in our initial and Phase III INSPIRE clinical trials, Actimmune failed to meet the primary and secondary endpoints;

•	physicians prefer to enroll their patients in clinical trials for the treatment of IPF;

•	Actimmune does not have a drug compendia listing, often a criterion used by third-party payors to decide whether or not to reimburse off-label prescriptions;

•	physicians’ patients are unable to receive or lose reimbursement from a third-party reimbursement organization;

•	physicians are not confident that Actimmune has a clinically significant treatment effect for IPF; or

•	a competitor’s product shows a clinically significant treatment effect for IPF.

Net sales of Actimmune for the year ended December 31, 2007 were $53.4 million, compared to $90.3 million for the year ended December 31, 2006, a decline of 41%. If physicians do not prescribe Actimmune for the treatment of IPF for the above reasons or any other reasons, our Actimmune revenue will continue to decline. In light of the failure of the INSPIRE clinical trial, we expect that net sales of Actimmune for the year ended December 31, 2008 will continue to decline.

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2007, our short-term investments included $27.0 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. Through March 4, 2008, auctions failed for $24.0 million of our auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, together with the anticipated net proceeds of this offering and anticipated cash flows from our operations, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2008. However, our current plans and assumptions may change, and our capital requirements may increase in future periods. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

If we continue to incur net losses for an extended period of time, we may be unable to continue our business.

We have incurred net losses since inception, and our accumulated deficit was approximately $657.7 million at December 31, 2007. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Failure to accurately forecast our revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $1.6 million, $4.5 million and $9.1 million in 2007, 2006 and 2005, respectively, for excess inventories from previous years’ contractual purchases. If revenue levels experienced in future quarters are substantially below our expectations, especially revenue from sales of Actimmune, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For additional information relating to difficulties we have experienced forecasting revenue, see the risk factor titled “We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value” below.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The testing, marketing and sale of medical products entail an inherent risk of product liability. We have product liability risk for all of our product candidates and for all of the clinical trials we conduct, including our unsuccessful INSPIRE trial. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. While we believe that our clinical trial and product liability insurance currently provides adequate protection to our business, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

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

We had 132 full-time employees as of February 29, 2008, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended December 31, 2007, the closing price of our common stock on the NASDAQ Global Select Market ranged from a high of $35.97 in February 2007 to a low of $13.33 in December 2007. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to any announcements made by Shionogi with respect to their pirfenidone product candidate and all the factors discussed in this “Risk Factors” section.

In addition, the stock market in general, and the stock price of companies listed on the NASDAQ, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. Periods of volatility in the market price of a company’s securities frequently results in securities class action and shareholder derivative litigation against that company. This type of litigation can result in substantial costs and a diversion of management’s attention and resources.

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.

At December 31, 2007, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 65% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

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

We have filed registration statements covering the approximately 9,271,426 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of December 31, 2007. We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes due in 2011 and the 7,858,811 shares of common stock issuable upon conversion of those notes.

On October 29, 2004, we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. The restriction on Warburg Pincus’ acquisition of additional shares of our common stock expired on October 29, 2007. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. In December 2006, we filed a shelf registration statement covering the sale of 7,357,549 shares held by Warburg Pincus and up to $175.0 million from any combination of debt securities, preferred stock, common stock or warrants that may be sold by us. In September 2007, we completed a public offering of 4,025,000 shares of registered common stock under this shelf registration statement.

Management may invest or spend the proceeds of our September 2007 public offering in ways with which you may not agree and in ways that may not yield a return to our stockholders.

Management will retain broad discretion over the use of proceeds from our September 2007 public offering. Stockholders may not deem such uses desirable, and our use of the proceeds may not yield a significant return or any return at all for our stockholders. Management intends to use the proceeds from this offering for general corporate purposes, which may include funding research and development, increasing our working capital, reducing our indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. Because of the number and variability of factors that determine our use of the proceeds from this offering, our actual uses of the proceeds of this offering may vary substantially from our currently planned uses. We intend to invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities until we are ready to use them.

Under the terms of our settlement with the U.S. Department of Justice concerning promotional activities for Actimmune by certain of our former employees, we may be required to apply a portion of the proceeds of our September 2007 public offering towards the making of an accelerated payment to the U.S. Department of Justice.

As part of the comprehensive settlement we entered into with the U.S. Department of Justice concerning promotional activities for Actimmune by certain of our former employees during a period that ended in June of 2003, we entered into a Civil Settlement Agreement that provides that if, after the effective date of the settlement, we receive over $150 million from in license fees and milestone payments from partnering (excluding any research and development contributions), external debt and equity financing during the term of the settlement, 20% of the amount over $150 million (subject to a cap of $10 million per year) must be applied to the acceleration of the $36.9 million in original scheduled principal payments under the settlement. We entered into the Civil Settlement Agreement on October 25, 2006 and it became effective on December 4, 2006, the date the settlement was approved by the United States District Court.

After we entered into the Civil Settlement Agreement and prior to the September 2007 public offering, we received $91.1 million in payments from third parties. We believe that $20.0 million of these payments, representing the two milestone payments we received from Roche during 2007, should be counted towards the $150 million that we may raise under the Civil Settlement Agreement before triggering an acceleration of payments under the agreement. This is in addition to the proceeds we received from the public offering of approximately $73.8 million, after deducting underwriting discounts and commissions but not deducting estimated offering expenses payable by us, which we also believe should be counted towards that $150 million. We believe that the remaining $71.1 million in payments that we have received from third parties should not be applied towards the $150 million. However, it is possible that the U.S. Department of Justice may take the position that some or all of the remaining $71.1 million in payments we have received from third parties should count towards the $150 million. If this were to occur, we may be required to apply a portion of the proceeds of the offering towards the making of an accelerated payment to the U.S. Department of Justice under the Civil Settlement in an amount of up to $10 million for 2007.

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

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for investors in our common stock for the foreseeable future.

Risks Related to our Outstanding Notes

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of December 31, 2007, our annual debt service obligation on the $170.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 was $0.4 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

If a designated event, such as the termination of trading of our common stock on the NASDAQ Global Select Market or a specified change of control transaction, occurs prior to maturity, we may be required to redeem all or part of our 0.25% convertible senior notes due 2011. We may not have enough funds to pay the redemption price for all tendered notes. Although the indenture governing the 0.25% convertible senior notes due 2011 allows us in certain circumstances to pay the applicable redemption prices in shares of our common stock, if a designated event were to occur, we may not have sufficient funds to pay the redemption prices for all the notes tendered.

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

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune for IPF by our former employees during a period ending in June 2003. As part of this comprehensive settlement, we entered into a Civil Settlement Agreement with the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. In addition, we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We paid $4.1 million of the first installment payment of $5.0 million during the fourth quarter of 2006, an additional $4.1 million in the fourth quarter of 2007 and are required to make additional payments on the remaining settlement amount over the next four years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in original scheduled principal payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging us with one count of off-label promotion of Actimmune for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The U.S. Attorney will seek dismissal of the Information after the two year period if we comply with the provisions of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement became effective December 2006 when it was approved by the United States District Court for the Northern District of California.

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

Since the initial public offering of our common stock, $0.001 par value, on March 24, 2000, our common stock has traded on the NASDAQ Global Select Market under the symbol “ITMN.”

The following table sets forth the high and low closing sales prices of our common stock, as reported on the NASDAQ Global Select Market for the fiscal periods indicated:

Fiscal Year:	High	Low

2007
First Quarter	$35.97	$21.86
Second Quarter	30.62	24.42
Third Quarter	27.06	18.61
Fourth Quarter	20.00	13.33
2006
First Quarter	$20.61	$17.62
Second Quarter	18.35	14.20
Third Quarter	17.68	14.83
Fourth Quarter	30.75	16.25

As of February 29, 2008, we had 81 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2002 through December 31, 2007 in comparison to the cumulative return on the NASDAQ Composite and the AMEX Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2002.

Comparison of Cumulative Five Year Total

		Years Ending December 31,
	Base period
	December
Company/Index	2002	2003	2004	2005	2006	2007
InterMune, Inc.	100	$90.79	$51.98	$65.86	$120.54	$52.25

NASDAQ Composite	100	150.36	163.00	166.58	183.68	201.91

AMEX Biotechnology Index	100	144.91	160.92	201.32	223.01	232.54

The information under “Performance Graph” is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of InterMune, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this Report.

In December 2005, we sold our Infergen product, including related intellectual property rights and inventory, to Valeant. The operating results of our Infergen activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations for all periods presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenue, net:
Actimmune	$53,420	$90,317	$107,633	$124,980	$141,402
Other products	—	—	2,863	3,700	3,460
Collaboration revenue	13,272	467	—	—	—

Total revenue, net	66,692	90,784	110,496	128,680	144,862
Costs and expenses:
Cost of goods sold	14,109	24,608	35,022	33,882	39,231
Research and development	105,939	103,849	82,736	75,683	118,771
Acquired research and development and milestone (credits) payments(1)	13,725	—	(10,000)	—	12,150
General and administrative	29,577	40,372	58,854	55,132	56,167
Provision for government settlement	—	36,944	—	—	—
Restructuring charges	10,246	—	5,549	—	—

Total costs and expenses	173,596	205,773	172,161	164,697	226,319

Loss from operations	(106,904)	(114,989)	(61,665)	(36,017)	(81,457)
Interest income	10,699	9,512	3,965	3,490	4,024
Interest and other income (expense)	(666)	(485)	52	(12,516)	(10,037)

Loss from continuing operations before income taxes	(96,871)	(105,962)	(57,648)	(45,043)	(87,470)
Income tax benefit	(2,275)	—	—	—	—

Loss from continuing operations	(94,596)	(105,962)	(57,648)	(45,043)	(87,470)
Discontinued operations:
Income (loss) from discontinued operations	4,994	(1,244)	(32,925)	(14,435)	(9,531)
Gain on sale of discontinued operations (net of transaction costs)	—	—	85,338	—	—

Income (loss) from discontinued operations	4,994	(1,244)	52,413	(14,435)	(9,531)

Net loss	$(89,602)	$(107,206)	$(5,235)	$(59,478)	$(97,001)

Basic and diluted loss per share:
Continuing operations	$(2.67)	$(3.18)	$(1.79)	$(1.42)	$(2.76)
Discontinued operations	$0.15	$(0.04)	$1.63	$(0.45)	$(0.30)

Net loss per share	$(2.52)	$(3.22)	$(0.16)	$(1.87)	$(3.06)

Shares used in computing basic and diluted net loss per share	35,493	33,277	32,220	31,760	31,665

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance sheet data:
Cash, cash equivalents and available-for-sale securities	$235,292	$214,549	$215,525	$183,025	$216,107
Working capital	214,463	201,924	185,295	185,133	201,855
Total assets	262,445	257,583	266,242	268,795	291,070
Long-term obligations	170,000	170,000	170,000	170,000	149,500
Accumulated deficit	(657,689)	(568,087)	(460,881)	(455,646)	(396,168)
Total stockholders’ equity (deficit)	(30,888)	(39,797)	31,767	32,791	87,744

(1)	These charges represent acquired research and development and milestone payments for projects that were in development, had not reached technical feasibility and had no foreseeable alternative future uses at the time of acquisition or when the milestone became payable. The 2005 balance reflects the reversal of the milestone liability in connection with the divestiture of oritavancin. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For additional overview information relating to our business, including Actimmune, co-promotion and our product development programs, please see the discussion in “Item 1. Business — Overview,” which is incorporated herein by reference.

Significant License/Acquisition Agreements

We are highly dependent on technology we license or acquire from third parties. Actimmune, which is currently our sole marketed product, is subject to a license agreement with Genentech, Inc. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under “Item 1. Business — License and Other Agreements,” Notes 6 and 7 of the Notes to Consolidated Financial Statements, and under the heading “Results of Operations” below.

We will be required to make contingent milestone payments in accordance with all of our license and acquisition agreements in the aggregate amount of $71.6 million if all of the milestones defined in each of the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

Our Need for Additional Capital

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune, which has been declining in 2006 and 2007, derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. We expect to continue to incur net losses over the next several years as we continue the development of our advanced-stage pulmonology pipeline and our research-stage hepatology pipeline, apply for regulatory approvals and grow our operations. Although we believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from our operations, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2008, we believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. If additional capital is not available, we may be forced to curtail our development activities or cease operations.

Discontinuation of Actimmune Trial for IPF

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent DMC. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $2.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns in excess of the $1.6 million recorded in 2007, and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of December 31, 2007 which may be impacted (in thousands):

Finished goods inventory	$1,776
Acquired product rights, net	667

Total	$2,443

We have also incurred approximately $3.4 million in personnel-related restructuring charges during 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%, which has been completed as of September 30, 2007. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI. See Note 14 of the Notes to Consolidated Financial Statements.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the our fiscal year 2006. SFAS 123(R) supersedes our previous accounting under APB 25. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $12.7 million and $16.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the 2000 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation expense of $3.0 million for the year ended December 31, 2005 was related to restricted stock which we had been recognizing under previous accounting standards and option acceleration costs related to our divestiture of Infergen and concurrent restructuring. There was no stock-based compensation expense related to the ESPP recognized during the year ended December 31, 2005.

If all of the remaining restricted stock awards that were granted in 2004, 2006 and 2007 became vested, we would recognize approximately $3.0 million in compensation expense over a weighted average remaining period of 2.0 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we would recognize approximately $14.6 million in compensation expense over a weighted average remaining period of 2.0 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed, and final delivery has occurred and there is a reasonable assurance of collectibility of the amounts receivable from the customer. Therefore, revenue is generally recognized upon delivery when title passes to a credit-worthy customer. Reserves are recorded at the time revenue is recognized for estimated returns, rebates, chargebacks and cash discounts, if applicable. We sell to a limited number of customers, mainly specialty pharmacies and distributors. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. We are obligated to accept returns from customers if the pharmaceuticals they purchased have reached the expiration date. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. Due to the nature of our business model and based on historical experience, these estimates are not highly subjective. We review all sales transactions for potential rebates, chargebacks and discounts each month and monitor product ordering cycles and actual returns, product expiration dates and wholesale inventory levels to estimate potential product return rates. We believe that our reserves are adequate. For each of the periods presented below, we have not made any shipments as a result of incentives and/or in excess of our customers’ ordinary course of business inventory levels. Specialty wholesalers maintain low inventory levels and manage their inventory levels to optimize patient-based need (demand) and generally do not overstock Actimmune.

The tables below present the amounts reported as revenue reductions for the periods indicated (in thousands, except percentages):

	Years Ended December 31,
Reductions to Revenue	2007	2006	2005

Cash discounts	$1,116	$1,887	$2,280
Product returns	—	—	428
Chargebacks	1,222	1,106	1,258
Medicaid rebates	1,160	2,032	3,474

Total	$3,498	$5,025	$7,440

	Years Ended December 31,
	2007	2006	2005

Gross product revenue	$56,918	$95,342	$117,936
Revenue reductions as a% of gross product revenue
Cash discounts	2.0%	2.0%	1.9%
Product returns	—	—	0.4%
Chargebacks	2.1%	1.2%	1.1%
Medicaid rebates	2.0%	2.1%	2.9%

Total	6.1%	5.3%	6.3%

In 2007, chargebacks were approximately 2.1% of gross revenue, but could reasonably fall within a range of 1.0% to 4.0% in any given year depending on the customer base. If chargebacks had increased to 4.0% during 2007, this would have reduced our reported revenue by approximately $1.1 million. In 2007, Medicaid rebates were approximately 2.0% of gross revenue, but could reasonably fall within a range of 2.0% to 3.0% in any given year. If Medicaid rebates had increased to 3.0% during 2007, this would have decreased our reported revenue by approximately $0.5 million. The ranges selected above are based on a review of historical trends and we believe they are reasonably likely to continue to be relevant in future periods. Chargebacks as a percentage of gross revenue increased in 2007 compared with 2006 and 2005 due to disappointing clinical trial results and our subsequent decision to discontinue further development of Actimmune. The decrease in Medicaid rebates from 2.9% in 2005 and 2.1% in 2006 to 2.0% in 2007 is due to the decreasing number of patients, as a percentage of the total patient population treated with Actimmune, that are covered through state Medicaid programs.

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

Clinical Trial Accruals

We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may overestimate or underestimate activity levels associated with various studies at a given point in time. In the event we underestimate, we could be required to record significant additional research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to research and development expenses as incurred. To date, we have not experienced changes in estimates that have led to material research and development expense adjustments being recorded in future periods.

Inventory Reserves

Our inventories are stated at the lower of cost or market and our inventory costs are determined by the first-in first-out method. We enter into purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products.

We write off the cost of inventory and reserve for future minimum purchase commitments, if any, that we consider to be in excess of forecasted future demand. We define excess inventory as inventory that will expire before it can be sold, based on future sales forecasts. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory purchase levels. We are also required to monitor the expiration dates of our products, since our products can no longer be used after their respective expiration dates. In 2004, in an effort to best manage the procurement and distribution of levels of Actimmune, we successfully completed the necessary testing to extend the expiration period of Actimmune from 30 months to a total of 36 months. As part of our excess inventory assessment for Actimmune, we also estimate the expiration date of any Actimmune to be manufactured in the future.

Projected revenue trends resulted in us recording charges during 2007 of $1.6 million to cost of goods sold for excess inventories. If Actimmune revenue levels experienced in future periods are substantially below our current expectations, we could be required to record additional charges for excess inventories. Please refer to the statements under “Item 1A. Risk Factors” in this Report to gain a better understanding of the possible reasons why actual results could differ from our estimates.

Results of Operations

The following discussion of our continuing results of operations for each of the comparative periods excludes Infergen related activity. These amounts are reflected in discontinued operations as a result of the sale of the Infergen product to Valeant in December 2005.

Comparison of years ended December 31, 2007 and 2006

Revenue

For the year ended December 31, 2007, we recorded total net revenue of $66.7 million, compared to $90.8 million for the same period in 2006, a decrease of 27%. This decrease was attributable to a decrease in sales of Actimmune of approximately $36.9 million, or 41%, partially offset by an increase in collaboration revenue of $12.8 million resulting from the agreement with Roche. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. The $13.3 million of collaboration revenue for 2007 includes a $10.0 million milestone received in June 2007, which had been assessed as substantially at-risk at the initiation of the agreement and was therefore recognized as revenue when the milestone was achieved, as defined in the Collaboration Agreement. For each of the years ended December 31, 2007 and 2006, Actimmune accounted for all of our product revenue. Substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Net revenue in 2006 includes approximately $0.5 million of collaboration revenue, which represents amortization of the $60.0 million upfront payment received from Roche during the fourth quarter of 2006.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial in March 2007, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial, we expect that net sales of Actimmune for the year ended December 31, 2008 will continue to decline.

Cost of Goods Sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our product revenue and inventory writedowns. Cost of goods sold for the year ended December 31, 2007 was $14.1 million, or approximately 26% of total product revenue, compared to $24.6 million, or approximately 27% of total product revenue, in the corresponding period of 2006. The decrease in cost of goods sold primarily reflects the decline in Actimmune revenue. Included in 2007 cost of goods sold is a charge of $1.6 million recorded for excess inventory. Included in 2006 cost of goods sold is a charge of approximately $4.5 million for excess inventories, recorded in connection with the impact of the disappointing Phase III INSPIRE trial results announced in March 2007. Excluding the $1.6 million and $4.5 million charges for excess inventory and purchase commitments in 2007 and 2006, respectively, cost of goods sold was approximately 23% and 22% of product revenue for each of the years ended December 31, 2007 and 2006, respectively.

Exchange rate fluctuations on inventory purchases may affect cost of goods sold on Actimmune inventory purchased from BI. In the past, we have utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations, but we did not enter into any new contracts in 2006 or 2007.

Research and Development Expenses

Research and development (“R&D”) expenses were $105.9 million and $103.8 million for the years ended December 31, 2007 and 2006, respectively, representing an increase of 2%. The increase was primarily due to the full enrollment of our two Phase III CAPACITY studies for pirfenidone during 2007 and the conduct of the Phase 1a and 1b studies of ITMN-191, partially offset by reduced costs related to the discontinuation of the INSPIRE program and the full year reimbursement from Roche under our collaboration agreement.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category titled “Programs — Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $6.0 million and $8.1 million of stock-based compensation in 2007 and 2006, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the specific sections under “Item 1A. Risk Factors” above.

	Year Ended December 31,
Development Program	2007	2006	2005
	(In thousands)

Pulmonology	$56,169	$50,065	$34,779
Hepatology	21,965	30,035	17,820
Oncology	—	1,561	14,156
Programs — Non-specific	27,805	22,188	15,981

Total	$105,939	$103,849	$82,736

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

Acquired Research and Development and Milestone Expense/(Credits)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved. There were no charges for acquired research and development and milestone payments in the year ended December 31, 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $29.6 million and $40.4 million for the years ended December 31, 2007 and 2006, respectively, representing a decrease of $10.8 million, or 27%. The decreased spending for the year ended December 31, 2007 compared to the same period in 2006 reflects the impact of headcount and cost reductions related to the closure of the INSPIRE trial for Actimmune in March 2007.

Provision for Government Settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On October 25, 2006, we reached a comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period that ended in June 2003. A $36.9 million charge was recorded during 2006 to reflect the final terms of the civil settlement agreement. The settlement resolves without criminal sanctions, all outstanding government investigations of InterMune. We agreed to pay a total of $36.9 million, plus 5% interest on the then outstanding principal balance, over a period of five years. As part of the settlement, InterMune also entered into corporate integrity and deferred prosecution agreements with the government.

Restructuring Charges

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we made the decision to reduce our workforce by approximately 50%, which has been completed as of September 30, 2007. As a result, we incurred approximately $3.4 million in personnel-related restructuring charges during 2007. The $3.4 million charge is comprised of approximately $2.9 million for cash severance and related benefits and $0.5 million of costs for the acceleration of options for approximately 66,000 shares of our common stock. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI. See Note 14 of Notes to Consolidated Financial Statements.

Interest Income

Interest income increased to $10.7 million for the year ended December 31, 2007 compared to $9.5 million for the year ended December 31, 2006. The increase in interest income for the year ended December 31, 2007 reflects a higher average balance on our invested cash and securities throughout 2007, including the proceeds of $73.4 million from our public offering in September 2007, compared to 2006 and relatively higher average interest rates in 2007 compared to 2006.

Interest Expense

Interest expense increased to $2.9 million for the year ended December 31, 2007 compared to $1.5 million for the year ended December 31, 2006. The increase in interest expense for the year ended December 31, 2007 reflects a full year of interest incurred in connection with our liability under the government settlement reached in October 2006. Both 2007 and 2006 include interest on our $170.0 million principal amount 0.25% convertible senior notes, issued in February 2004 and the amortization of the related debt issuance costs.

Other Income

Other income increased to $2.2 million for the year ended December 31, 2007 compared to $1.1 million for 2006. Other income for 2007 includes $2.5 million in aggregate milestone payments from Targanta and Three Rivers in connection with our divestitures of oritavancin and Amphotec, respectively. Other income for 2006 includes a $1.0 million cash payment received from Targanta in connection with the divestiture of oritavancin.

Income (loss) from Discontinued Operations

The income (loss) from discontinued operations reflects the divestiture of our Infergen product line to Valeant which was completed in December 2005. The income from discontinued operations of $5.0 million for the year ended December 31, 2007 compares to a loss of $1.2 million for the year ended December 31, 2006. Income from discontinued operations in 2007 reflects a clinical-related milestone received from Valeant. Discontinued operations in 2006 consist primarily of transition related services, including product returns, which were substantially completed at the end of 2006. See Note 3 of Notes to Consolidated Financial Statements.

Provision for Income Taxes

The $2.3 million tax benefit recorded in 2007 primarily relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock. Due to our continuing operating losses and the uncertainty of our recognizing the potential future benefits from the remaining non-operating losses, we recorded no provision for income taxes for the year ended December 31, 2006. As of December 31, 2007, we had federal net operating loss carryforwards of approximately $434.5 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2027 if not utilized. We also have federal research and development tax credits of approximately $17.9 million that will expire in the years 2018 through 2027. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $109.8 million that expire in the years 2012 through 2017 and state research and development tax credits of approximately $12.1 million that do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in any adjustment to our Consolidated Statements of Operations or a cumulative adjustment to accumulated deficit.

Comparison of years ended December 31, 2006 and 2005

Revenue

For the year ended December 31, 2006, we recorded total net revenue of $90.8 million, compared to $110.5 million for the same period in 2005, a decrease of 18%. Net sales of Actimmune for 2006 were $90.3 million, compared to $107.6 million for 2005, a decline of 16%. For the year ended December 31, 2006 Actimmune accounted for all of our product revenue and approximately 97% of our total product revenue in 2005. Substantially all of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Net revenue in 2006 includes approximately $0.5 million of collaboration revenue, which represents amortization of the $60.0 million upfront payment received from Roche during the fourth quarter of 2006.

Cost of Goods Sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our revenue and inventory reserves. Cost of goods sold for the year ended December 31, 2006 was $24.6 million, or approximately 27% of total product revenue, compared to $35.0 million, or approximately 33% of total product revenue, in the corresponding period of 2005. The decrease in cost of goods sold primarily reflects the decline in Actimmune revenue and a charge of $9.1 million in 2005 taken for excess inventory from previous years’ contractual purchases. Included in 2006 cost of goods sold is a charge of approximately $4.5 million recorded in connection with the disappointing Phase III INSPIRE trial results announced in March 2007. Excluding the $4.5 million and $9.1 million charges for excess inventory and purchase commitments in 2006 and 2005, respectively, cost of goods sold was approximately 22% of product revenue for the year ended December 31, 2006 and 24% of product revenue for the year ended December 31, 2005.

Exchange rate fluctuations on inventory purchases may affect cost of goods sold on Actimmune inventory purchased from BI. In the past, we have utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations, but we did not enter into any new contracts in 2006 or 2005.

Research and Development Expenses

R&D expenses were $103.8 million and $82.7 million for the years ended December 31, 2006 and 2005, respectively, representing an increase of $21.1 million or 26%. The increase in R&D expense in 2006 was related to increased investment in our two Phase III clinical development programs in IPF, the manufacturing, preclinical and clinical activities for ITMN-191 prior to entering into the collaboration agreement with Roche and an increased investment in pulmonology and hepatology research. R&D expense also includes $8.1 million of stock-based compensation expense in 2006, reflecting the adoption of SFAS 123(R).

Acquired Research and Development and Milestone Expense/(Credits)

There were no charges for acquired research and development and milestone payments in the years ended December 31, 2006 and 2005. Included in our charges prior to 2004 was $10.0 million for a milestone payable to Eli Lilly for oritavancin. We initially expensed this amount as acquired research and development as oritavancin at the time was in clinical development, had not reached technical feasibility and had no foreseeable alternative future uses. In connection with the divestiture of oritavancin to Targanta in December 2005, we received a waiver from Eli Lilly for making this payment and reversed the accrued liability and related expense for this milestone in 2005.

General and Administrative Expenses

G&A expenses were $40.4 million and $58.9 million for the years ended December 31, 2006 and 2005, respectively, representing a decrease of $18.5 million, or 31%. G&A expense also includes $8.4 million of stock-based compensation expense in 2006, reflecting the adoption of SFAS 123(R). The decreased spending for the year ended December 31, 2006 compared to the same period in 2005 was largely the result of the reductions in field-based IPF disease awareness activities and a decrease in the number of personnel in the home office, as announced in November 2005.

Restructuring Charges

In the fourth quarter of 2005, our board of directors approved a restructuring plan recommended by our Chief Executive Officer and senior management that was designed to help streamline our operations and reduce our operating expenses in 2006. The plan, which consisted of a significant reduction in our investment in field-based IPF disease awareness activities, was implemented concurrently with the divestiture of Infergen in December 2005. These combined actions led to a significant headcount reduction of approximately 160 employees and resulting termination costs of approximately $9.2 million. Restructuring charges comprised approximately $5.5 million of this amount which were recorded as a separate component of operating expenses in the statement of operations, with the remainder allocated to discontinued operations. See “Loss from Discontinued Operations” discussion below. The majority of the 160 employees left InterMune at the end of the fourth quarter of 2005 and the remainder during the first quarter of 2006.

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

Interest Income

Interest income increased to $9.5 million for the year ended December 31, 2006 compared to $4.0 million for the year ended December 31, 2005. The increase in interest income for the year ended December 31, 2006 reflects a higher average balance on our invested cash and securities throughout 2006 compared to 2005 and an increase in average interest rates.

Interest Expense

Interest expense increased to $1.5 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005. The increase in interest expense for the year ended December 31, 2006 reflects interest incurred on our government settlement liability. Both 2006 and 2005 include interest on our $170.0 million principal amount 0.25% convertible senior notes, issued in February 2004.

Other Income

Other income decreased to $1.1 million for the year ended December 31, 2006 compared to $1.3 million for 2005. Other income in both 2006 and 2005 includes $1.0 million cash payments received from Targanta in connection with the divestiture of oritavancin.

Loss from Discontinued Operations

The loss from discontinued operations reflects the divestiture of our Infergen product line to Valeant which was completed in December 2005. The loss from discontinued operations of $1.2 million for the year ended December 31, 2006 compares to a loss of $32.9 million for the year ended December 31, 2005. Discontinued operations in 2006 consist primarily of transition related services, including product returns, which were substantially completed at the end of 2006. The components of the loss from discontinued operations for 2005 included net revenue of Infergen, the related cost of goods sold and amortization of acquired product rights, as well as certain allocated research and development and selling general and administrative expenses specific to Infergen. The loss in 2005 also included employee termination costs of approximately $3.7 million. See Note 3 of Notes to Consolidated Financial Statements.

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations in 2005 was comprised of the $120.0 million in cash proceeds and a $2.1 million note received from Valeant in connection with the sale of Infergen, offset by the net book value of the assets sold and direct transaction costs. These assets included intellectual property rights, payments to a contract manufacturer, and inventory with a net book value of approximately $36.5 million at the time of the transaction. In addition, we incurred approximately $0.3 million of direct transaction costs related to the sale of Infergen.

Provision for Income Taxes

Due to our continuing operating losses and the uncertainty of our recognizing the potential future benefits from these losses, we recorded no provision or benefit for income taxes for the years ended December 31, 2006 and 2005.

Liquidity and Capital Resources

At December 31, 2007, we had cash, cash equivalents and available-for-sale securities of $235.3 million compared to $214.5 million at December 31, 2006. The increase was primarily the result of the completion of a public stock offering during 2007 in which we received net proceeds of approximately $73.4 million and the receipt of $20.0 million from our collaboration partner Roche, partially offset by operating losses.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At December 31, 2007, we held approximately $27.0 million of municipal notes investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Through March 4, 2008, auctions failed for $24.0 million of our auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

Operating Activities

Cash used in operating activities was $65.1 million during the year ended December 31, 2007, comprised primarily of a net loss of $89.6 million. This use of cash is net of a $6.7 million increase to deferred revenue as a result of a $10.0 million milestone received January 2007 from Roche under the collaboration agreement, stock-based compensation expense of $12.7 million and a decrease in accounts receivable of $8.7 million. The decrease in accounts receivable is primarily due to the continuing decline in Actimmune sales resulting from the disappointing INSPIRE trial results announced March 2007. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Investing activities used $37.6 million in cash flows during the year ended December 31, 2007, primarily due to investment purchases of $182.5 million, of which a portion were made upon completion of our public stock offering. We also had maturities and sales of available-for-sale securities totaling $147.3 million, which partially offset the purchases during the year.

Financing Activities

Cash provided by financing activities of $82.3 million for the year ended December 31, 2007 was primarily due to the $73.4 million in net proceeds from the public stock offering and to a lesser extent the issuance of our common stock under our employee stock plans.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2007, aggregated by type (in millions):

Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012

Long-term debt obligations(1)	$171.5	$0.4	$0.9	$170.2	$—
Government settlement	34.4	8.4	16.0	10.0	—
Operating leases	16.3	4.8	9.9	1.6	—
Non-cancelable purchase obligations — Other(2)	6.8	5.3	1.5	—	—
Research and development commitments(3)	21.0	15.4	5.6	—	—

Total contractual cash obligations	$250.0	$34.3	$33.9	$181.8	$—

(1)	These amounts include accrued interest and the principal amount of the 0.25% convertible senior notes due 2011.

(2)	These amounts consist of clinical, process development and marketing related obligations.

(3)	These amounts consist of clinical related obligations and are cancelable upon discontinuation of the trial. They do not include any amounts related to the collaboration agreement with Roche given the inherent difficulties in the estimation process.

The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amount of each letter of credit approximates six to twelve months of operating rent payable to the landlord of each facility.

Recent Accounting Pronouncements

At its December 2007 meeting, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately 2 years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

At December 31, 2007, we held approximately $27.0 million of municipal notes investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Through March 4, 2008, auctions failed for $24.0 million of our auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 35 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2007 by effective maturity (in millions, except percentages):

							Fair Value at
					2012 and		December 31,
	2008	2009	2010	2011	beyond	Total	2007

Assets:
Available-for-sale securities	$211.7	$6.4	$2.9	$—	$—	$221.0	$222.5
Average interest rate	4.8%	5.1%	5.1%	—	—	4.8%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$170.0	—	$170.0	$159.5
Average interest rate	—	—	—	0.25%	—	0.25%	—

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

Foreign Currency Market Risk

We purchase commercial and clinical products from BI and settle our obligations in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from BI over the next year, we have considered instituting a foreign currency cash flow hedging program. In the past, we have hedged portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but did not enter into any new foreign currency forward contracts in 2005, 2006 or 2007. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 InterMune, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InterMune, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Palo Alto, California
March 10, 2008

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$88,946	$109,386
Available-for-sale securities	146,346	105,163
Accounts receivable, net of allowances of $44 in 2007 and $164 in 2006	3,117	11,799
Inventories	1,776	8,188
Deferred taxes	2,275	—
Prepaid expenses and other current assets	7,112	7,691

Total current assets	249,572	242,227
Property and equipment, net	8,118	9,210
Acquired product rights, net	667	1,167
Other assets (includes restricted cash of $1,425)	4,088	4,979

Total assets	$262,445	$257,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,392	$10,572
Accrued compensation	7,282	6,181
Deferred taxes	2,275	—
Other accrued liabilities	18,160	23,550

Total current liabilities	35,109	40,303
Deferred rent	1,767	1,804
Deferred collaboration revenue	62,989	56,732
Liability under government settlement	23,468	28,541
Convertible notes	170,000	170,000
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,032 and 34,264 shares issued and outstanding at December 31, 2007 and 2006, respectively	39	34
Additional paid-in capital	623,115	528,116
Accumulated other comprehensive income	3,647	140
Accumulated deficit	(657,689)	(568,087)

Total stockholders’ deficit	(30,888)	(39,797)

Total liabilities and stockholders’ deficit	$262,445	$257,583

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue, net
Actimmune	$53,420	$90,317	$107,633
Other products	—	—	2,863
Collaboration revenue	13,272	467	—

Total revenue, net	66,692	90,784	110,496
Costs and expenses:
Cost of goods sold	14,109	24,608	35,022
Research and development	105,939	103,849	82,736
Acquired research and development and milestone expense/(credits)	13,725	—	(10,000)
General and administrative	29,577	40,372	58,854
Restructuring charges	10,246	—	5,549
Provision for government settlement	—	36,944	—

Total costs and expenses	173,596	205,773	172,161

Loss from operations	(106,904)	(114,989)	(61,665)
Other income (expense):
Interest income	10,699	9,512	3,965
Interest expense	(2,881)	(1,542)	(1,261)
Other income	2,215	1,057	1,313

Loss from continuing operations before income taxes	(96,871)	(105,962)	(57,648)
Income tax benefit	(2,275)	—	—

Loss from continuing operations	(94,596)	(105,962)	(57,648)
Discontinued operations:
Gain (loss) from discontinued operations	4,994	(1,244)	(32,925)
Gain on sale of discontinued operations (net of transaction costs)	—	—	85,338

Income (loss) from discontinued operations	4,994	(1,244)	52,413

Net loss	$(89,602)	$(107,206)	$(5,235)

Basic and diluted loss per share
Continuing operations	$(2.67)	$(3.18)	$(1.79)
Discontinued operations	$0.15	$(0.04)	$1.63

Net loss per share	$(2.52)	$(3.22)	$(0.16)

Shares used in computing basic and diluted net loss per share	35,493	33,277	32,220

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)
	(In thousands)

Balances at December 31, 2004	32,583	$33	$492,663	$(5,845)	$1,586	$(455,646)	$32,791
Net unrealized gain on available-for-sale securities	—	—	—	—	173	—	173
Change in unrealized gain on foreign currency cash flow hedge	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	(5,235)	(5,235)

Comprehensive loss							(6,067)
Exercise of stock options	19	—	236	—	—	—	236
Stock issued under employee stock purchase plan	203	—	1,847	—	—	—	1,847
Stock compensation related to the modification of unvested stock options	—	—	1,301	—	—	—	1,301
Issuance of restricted stock to employees	11	—	175	—	—	—	175
Reversal of deferred stock compensation due to employee terminations	(227)	—	(2,269)	2,269	—	—	—
Amortization of deferred stock compensation, net of reversals	—	—	—	1,484	—	—	1,484

Balances at December 31, 2005	32,589	$33	$493,953	$(2,092)	$754	$(460,881)	$31,767
Net unrealized loss on available-for-sale securities	—	—	—	—	(7)	—	(7)
Change in unrealized gain on foreign currency cash flow hedge	—	—	—	—	(607)	—	(607)
Net loss	—	—	—	—	—	(107,206)	(107,206)

Comprehensive loss							(107,820)
Exercise of stock options	1,225	1	18,605	—	—	—	18,606
Stock issued under employee stock purchase plan	117	—	1,128	—	—	—	1,128
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(2,092)	2,092	—	—	—
Issuance of restricted stock to employees	333	—	5,960	—	—	—	5,960
Stock compensation related to the modification of stock options	—	—	253	—	—	—	253
Stock compensation related to employee stock benefit plans	—	—	10,309	—	—	—	10,309

Balances at December 31, 2006	34,264	$34	$528,116	$—	$140	$(568,087)	$(39,797)
Net unrealized gain on available-for-sale securities, net of taxes of $2,275	—	—	—	—	3,719	—	3,719
Change in unrealized gain on foreign currency cash flow hedge	—	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	—	(89,602)	(89,602)

Comprehensive loss							(86,095)
Exercise of stock options	534	1	7,633	—	—	—	7,634
Stock issued under employee stock purchase plan	111	—	1,257	—	—	—	1,257
Issuance of common stock in a public offering at $19.50 per share, net of issuance costs of $5,092	4,025	4	73,391	—	—	—	73,395
Issuance of restricted stock to employees	98	—	2,694	—	—	—	2,694
Stock compensation related to the modification of stock options	—	—	482	—	—	—	482
Stock compensation related to employee stock benefit plans	—	—	9,542	—	—	—	9,542

Balances at December 31, 2007	39,032	$39	$623,115	$—	$3,647	$(657,689)	$(30,888)

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows used for operating activities:
Net loss	$(89,602)	$(107,206)	$(5,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	—	(85,338)
Stock-based compensation expense	12,718	16,522	2,960
Acquired research and development and milestone (credits) payments	—	—	(10,000)
Amortization	1,336	1,331	4,555
Depreciation	3,511	2,516	2,860
Deferred taxes	(2,275)	—	—
Deferred rent	(37)	161	130
Impairment of intangible asset	—	—	600
Change in unrealized gain on foreign currency cash flow hedge	(212)	(607)	(1,005)
Changes in operating assets and liabilities:
Accounts receivable	8,682	4,424	(1,335)
Inventories	6,412	4,249	14,053
Prepaid expenses	579	(1,319)	(291)
Other assets	55	927	(760)
Accounts payable and accrued compensation	(2,079)	(24,090)	3,649
Other accrued liabilities	(8,459)	(5,816)	4,386
Liability under government settlement	(2,474)	33,116	—
Deferred collaboration revenue	6,727	59,534	—

Net cash used in operating activities	(65,118)	(16,258)	(70,771)
Cash flows from investing activities:
Purchase of property and equipment	(2,419)	(4,452)	(2,144)
Proceeds from the divestiture of Infergen	—	—	120,000
Purchase of manufacturing technology rights	—	—	(16,832)
Purchases of available-for-sale securities	(182,517)	(130,434)	(77,353)
Maturities of available-for-sale securities	107,328	41,396	103,516
Sales of available-for-sale securities	40,000	12,065	72,903
Other	—	—	163

Net cash provided by (used in) investing activities	(37,608)	(81,425)	200,253
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	73,395	—	—
Proceeds from issuance of common stock under employee stock benefit plans, net	8,891	19,734	2,084

Net cash provided by financing activities	82,286	19,734	2,084

Net increase (decrease) in cash and cash equivalents	(20,440)	(77,949)	131,566
Cash and cash equivalents at beginning of period	109,386	187,335	55,769

Cash and cash equivalents at end of period	$88,946	$109,386	$187,335

Supplemental disclosure of cash flow information:
Interest paid	$1,733	$445	$425
Reclassification of deferred compensation upon adoption of SFAS 123(R)	$—	$2,092	$—

See Accompanying Notes to Consolidated Financial Statements

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided from sales of Actimmune and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd (collectively, “Roche”). We also have preclinical and advanced stage clinical programs in the hepatology and pulmonology areas. As part of our efforts to refocus our corporate strategy in 2005, we completed the sale of our Infergen product, including related intellectual property rights and inventory, in December 2005. As a result of this transaction, Infergen related activities are reflected as discontinued operations in these financial statements. Effective March 5, 2007 as a result of disappointing trial results, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with idiopathic pulmonary fibrosis (“IPF”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company balances and transactions have been eliminated. To date, the financial position and results of operations of InterMune Canada Inc. and InterMune Ltd. (U.K.) have been dormant with no assets, liabilities or operations.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to reserves for doubtful accounts, returns, charge backs, cash discounts and rebates; excess inventories; the effects of inventory purchase commitments on inventory; and certain accrued clinical and preclinical expenses and contingent liabilities. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Cash, Cash Equivalents and Available-For-Sale Securities

Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months. We classify all debt securities as available-for-sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as other comprehensive income, a separate component of stockholders’ equity (deficit). We have estimated the fair value amounts by using quoted market prices. The cost of securities sold is based on the specific identification method.

Fair Value of Other Financial Instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at historical cost, which we believe approximates fair value because of the short-term nature of these instruments. The fair value of our convertible senior notes was $159.5 million at December 31, 2007 and $249.1 million at December 31, 2006, which we determined using readily available market information.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.8 million and $8.2 million at December 31, 2007 and December 31, 2006, respectively, and consisted solely of Actimmune finished goods.

Because of the long lead times required to manufacture Actimmune, we enter into purchase obligations to satisfy our estimated inventory requirements. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current as well as committed purchases. We are also required to make judgments as to the expiration dates of Actimmune, since Actimmune can no longer be used after its expiration date. As part of our excess inventory assessment for Actimmune, we also consider the expiration dates of Actimmune to be manufactured in the future under these purchase obligations.

During the years ended December 31, 2007 and December 31, 2005, we charged $1.6 million and $9.1 million, respectively, to cost of goods sold for inventory write downs resulting from the estimated excess of inventory compared to forecasted inventory requirements and non-cancelable purchase commitments in excess of forecasted demand. We did not incur any charges for excess inventory and non-cancelable purchase commitments in 2006.

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

Foreign Currency and Derivative Instruments

From time to time, we have used derivatives to manage our market exposure to fluctuations in foreign currencies. We record all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. We do not use derivative instruments for speculative purposes.

We purchase commercial and clinical products from Boehringer Ingelheim (“BI”) and settle our obligations in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from BI over the next year, we have considered instituting a foreign currency cash flow hedging program. In the past, we have hedged portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune were $0.2 million. Such amount was recognized as a reduction of cost of goods sold ratably throughout 2007 as the related units of Actimmune were sold. At December 31, 2007, there were no outstanding derivative instruments and no remaining balance in Accumulated Other Comprehensive Income. Amounts reclassified from accumulated other comprehensive income to earnings ratably with sales of Actimmune and recognized as a reduction of cost of goods sold in 2006 and 2005 were $0.6 million and $1.0 million, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Lives

Computer and laboratory equipment	3 to 5 years
Office furniture and fixtures	3 to 5 years
Leasehold improvements	Length of lease

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products, typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma (see Note 6). Accumulated amortization of this intangible asset was $2.8 million and $2.3 million at December 31, 2007 and 2006, respectively. Amortization expense for acquired product rights for each of the next two years until fully amortized is scheduled as follows: 2008 — $0.5 million; 2009 — $0.2 million.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Collaboration revenue derived from our agreement with Roche generally includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated life of the contract. Milestone payments received under our Roche collaboration agreement related to events that are substantively at risk at the initiation of the agreement are recognized as revenue when the milestones, as defined in the contract, are achieved and collectibility of the milestone is assured.

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

Research and Development Expenses

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees, acquired intellectual property with no alternative future use and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

We accrue costs for clinical trial activities performed by contract research organizations and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities using available information; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expenses.

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net payable of approximately $0.1 million at December 31, 2007 and a net receivable of $3.2 million at December 31, 2006. See Note 7 below.

Advertising Costs

We expense advertising costs as incurred.  Advertising costs were $42,000, $285,000 and $313,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we determine a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Accordingly, the net deferred taxes have been fully offset by a valuation allowance.

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive loss for each of the periods presented is disclosed in Note 10 below. Also, other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, we include in other comprehensive income (loss) changes in the fair value of our available-for-sale investments and derivatives designated as cash flow hedges.

Net Loss Per Share

We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted average shares outstanding. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude dilutive securities, composed of potential common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

The securities excluded were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Options	4,671	5,390	6,449
Shares issuable upon conversion of convertible notes	7,859	7,859	7,859

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Net loss	$(89,602)	$(107,206)	$(5,235)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	35,743	33,702	32,577
Less: weighted-average shares subject to repurchase	(250)	(425)	(357)

Weighted-average shares used in computing basic and diluted net loss per share	35,493	33,277	32,220

Basic and diluted net loss per share	$(2.52)	$(3.22)	$(0.16)

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $12.7 million and $16.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock and the ESPP. Stock-based compensation expense of $3.0 million for the year ended December 31, 2005 was related to restricted stock and costs associated with the acceleration of unvested stock options, which we had been recognizing under previous accounting standards. There was no stock-based compensation expense related to the ESPP recognized during the year ended December 31, 2005. See Note 12 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations, other than for restricted stock and the acceleration of unvested stock options, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 12. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements

At its December 2007 meeting, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently in the process of evaluating the impact of adopting this pronouncement. We are currently in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

3.	DISCONTINUED OPERATIONS

Product Acquisition Agreement

We entered into a Product Acquisition Agreement (the “Agreement”) with Valeant Pharmaceuticals International (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 for approximately $122.1 million, including a fixed payment of approximately $2.1 million in 2007. Of the $122.1 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007, of which $5.0 million was received in July 2007 and recorded in discontinued operations in the statement of operations. The operating results of our Infergen activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations for all periods presented.

We had acquired rights to Infergen in a licensing and commercialization agreement with Amgen in 2001 through which we obtained an exclusive license in the United States and Canada to Infergen and the rights to an early stage program to develop a pegylated form of Infergen (PEG-Alfacon-1). Infergen is currently approved in both the United States and Canada to treat chronic HCV infections. We initially paid Amgen total consideration of $29.0 million for up-front license and other fees and milestones with respect to our license, and had been obligated to pay royalties on sales of Infergen. Based upon an independent appraisal, the $5.4 million fair value of the in-process research and development program for PEG-Alfacon-1 was expensed as acquired research and development and milestone payments because at the time of acquisition the PEG-Alfacon-1 program was in clinical development, had not reached technical feasibility and had no foreseeable alternative future uses. The remainder of the purchase price of approximately $23.6 million was allocated to developed technology and recorded as an intangible asset, which was being amortized over ten years.

Manufacturing Technology Rights

On November 3, 2005, we entered into an agreement with BI for the future clinical and commercial supply of Infergen. The agreement generally obligated BI to supply exclusively to us, and for us to purchase exclusively from BI, bulk Infergen as well as the finished forms of Infergen that are currently marketed. Amgen will remain the manufacturer for Infergen until the transfer of the manufacturing process from Amgen to BI is completed and until

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BI is approved by the FDA as a manufacturer of Infergen. Prior to and upon execution of the agreement, we made payments to BI of approximately $16.8 million. We assigned this agreement and all future rights and obligations thereunder to Valeant as part of the sale of the Infergen product to Valeant in December 2005.

Purchase Option

Under the terms of our agreement with Valeant for the purchase of Infergen, Valeant has the option to acquire our rights to PEG Alfacon-1 at any time prior to the commencement of a Phase III clinical trial for PEG Alfacon-1, provided that we have incurred documented expenses by that time of at least $7.0 million in the development of PEG Alfacon-1. If Valeant chooses to exercise this option, Valeant will be obligated to pay us an amount equal to 150% of our documented expenses directly incurred by us in connection with the development of PEG Alfacon-1. In addition, if we decide to accept an offer from a third party to acquire the rights to PEG Alfacon-1, we are required to deliver written notice to Valeant of such offer and Valeant has the option to acquire the rights to PEG Alfacon-1 on substantially the same terms and conditions as those offered to us by such third party.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Infergen revenue, net	$(6)	$(1,024)	$36,399
Contract (milestone) revenue	5,000	—	—
Costs and expenses:
Cost of goods sold	—	81	17,296
Amortization and impairment of acquired product rights	—	—	2,360
Research and development	—	(531)	13,652
Selling, general and administrative	—	230	36,016

Total costs and expenses	—	(220)	69,324

Gain (loss) from discontinued operations	$4,994	$(1,244)	$(32,925)

Discontinued operations in 2007 consist primarily of the $5.0 million clinical related milestone received in July 2007 and in 2006 consist primarily of transition related services, including product returns. The loss from discontinued operations in 2005 includes a write-off of $3.2 million for inventory not acquired by Valeant and severance related costs of approximately $3.7 million, including $0.5 million of costs for the acceleration of options for approximately 400,000 shares of our common stock.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations is calculated as follows (in thousands):

Cash proceeds received from sale	$120,000
Note receivable from Valeant	2,130

122,130
Less Infergen assets sold:
Acquired product rights, net	(12,889)
Manufacturing technology rights	(16,832)
Inventories	(6,500)
Property and equipment, net	(271)
Less direct transaction costs:
Legal, accounting and regulatory	(300)

Total	$85,338

4.	ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF. This decision was based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million related to the prepayment of inventory that we were expecting to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $2.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns in excess of the $1.6 million recorded in 2007, and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of December 31, 2007 which may be impacted (in thousands):

2007

Finished goods inventory	$1,776
Acquired product rights, net	667

Total	$2,443

We also incurred approximately $3.4 million in personnel-related restructuring charges during 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. This workforce reduction was completed as of September 30, 2007. The $3.4 million personnel-related restructuring charge is comprised of approximately $2.9 million for cash severance and related benefits and $0.5 million of costs for the acceleration of options for approximately 66,000 shares of our common stock. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI. See Note 14 below.

In the fourth quarter of 2005, our Board of Directors approved a restructuring plan recommended by our Chief Executive Officer and senior management that was designed to help streamline our operations and reduce our operating expenses in 2006. The plan, which consisted of a significant reduction in our investment in field-based IPF disease awareness activities, was implemented concurrently with the divestiture of Infergen in December 2005. See Note 3 above. These combined actions led to a significant headcount reduction of approximately 160 employees and resulting termination costs of approximately $9.2 million. Restructuring charges comprised approximately

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.5 million of this amount which were recorded as a separate component of operating expenses in the statement of operations, with the remainder allocated to discontinued operations. The majority of the 160 employees terminated employment at the end of the fourth quarter of 2005 and the remainder during the first quarter of 2006.

The $5.5 million restructuring charge is comprised of approximately $4.7 million for cash severance and related benefits and approximately $0.8 million for non-cash stock compensation, consisting of an allocation of option vesting acceleration costs for approximately 400,000 shares of our common stock.

The activity in the accrued restructuring balance, included within accounts payable and accrued compensation on the balance sheet, was as follows for 2006 and 2007 (in thousands):

	Restructuring			Restructuring			Restructuring
	Liabilities at			Liabilities at			Liabilities at
	December 31,	Cash	Accrual	December 31,		Cash	December 31,
	2005	Payments	Reversals	2006	Charges	Payments	2007

Workforce reduction	$4,733	$(4,653)	$(80)	$—	$2,984	$(2,780)	$204
Supply agreement termination	—	—	—	—	6,779	(6,779)	—

Totals	$4,733	$(4,653)	$(80)	$—	$9,763	$(9,559)	$204

5.	AMPHOTEC AND ORITAVANCIN

In 2001, we acquired worldwide rights from ALZA, (now a subsidiary of Johnson & Johnson) to Amphotec (sold under the trade name Amphocil® in certain countries outside the United States). The transaction terms included an up-front product acquisition fee of $9.0 million which was capitalized as acquired product rights and was being amortized over its estimated useful life of ten years. During September 2003, we reduced the remaining carrying value of the intangible asset by recording an impairment charge of $4.8 million. In 2004, we decided to divest Amphotec. In March 2005, we recorded an additional impairment charge of $0.6 million that was included in cost of goods sold. These impairment charges were based on our impairment review of the Amphotec product rights, which took into account that sales levels were lower than expected and that Amphotec is not aligned with our new strategic focus in pulmonology and hepatology.

In May 2005, we divested the Amphotec product line, including all related assets, to Three Rivers for cash consideration. The resulting loss, which was not material, is included in other income in our 2005 results of operations. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec. The first of these sales targets was met and we received $0.5 million from Three Rivers in the first quarter of 2007.

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin. Pursuant to the agreement, we paid Eli Lilly $50.0 million and would have been obligated to pay Eli Lilly significant milestone payments and royalties on product sales. We expensed the $50.0 million during 2001 since oritavancin was in clinical development, had not reached technical feasibility and had no future alternative uses. We had made no royalty or milestone payments under this agreement through December 31, 2005. In September 2002, Eli Lilly exercised its option under the agreement to reduce the agreed percentage of royalties on product sales. The exercise of this option required us to pay $15.0 million to Eli Lilly, and we made the payment to Eli Lilly during January 2003. In September 2003, we expensed $10.0 million related to a milestone payment due to Eli Lilly for the completion of the Phase III clinical trials for oritavancin. This amount was recorded as a milestone-based liability at December 31, 2003 as a result of an understanding between Eli Lilly and ourselves.

In December 2005, we sold the oritavancin compound to Targanta. The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received through December 31, 2007. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares are currently restricted for resale and are subject to a lock-up agreement that expires April 2008. See Note 8 below. In connection with the 2005 sale of worldwide rights, Eli Lilly waived its right to collect a $10.0 million milestone payment which had previously been accrued by us. We also received a seat on the Targanta board of directors which we resigned from effective December 31, 2007.

6.	ACQUIRED PRODUCT RIGHTS

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. During the third quarter of 2007, we recorded a $7.5 million expense for such milestone payments, which are based on the progress of clinical development of pirfenidone. If all of the milestones under this agreement had been achieved, we would have been required to make milestone payments of $14.5 million. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million, which includes the $7.5 million expense recorded in the third quarter of 2007 relating to the 2002 license agreement. These payments have been reported as acquired research and development in our consolidated statements of operations. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi. Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

Amgen Inc. (Interferon Gamma)

In 2002, we acquired certain pending patent applications relating to interferon gamma from Amgen in exchange for $3.5 million, of which $1.5 million was paid in June 2002, and the remaining $2.0 million was paid in January 2003. We are amortizing these product rights to operations over the expected useful product life of Actimmune. The net carrying value of this intangible asset was $0.7 million as of December 31, 2007.

Genentech, Inc. License Agreement (Actimmune)

In 1998, we obtained a license under Genentech’s patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a filing a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. We had made royalty payments of approximately $74.8 million, but no milestone payments, under this agreement in the aggregate through December 31, 2007. If all of the milestones under this agreement are achieved, we would be required to make milestone payments of $3.2 million. We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech. Our rights to certain therapeutic uses for Actimmune under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Connetics Corporation (Actimmune)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune for the treatment of scleroderma. We had made royalty payments of approximately $1.6 million in the aggregate through December 31, 2007. There are no milestone payments pursuant to this agreement.

7.	SPONSORED RESEARCH, LICENSE AND COLLABORATION AGREEMENTS

Roche (Protease Inhibitors)

In October 2006 we entered into a Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which entered Phase 1a clinical trials late in 2006 and phase 1b clinical trials during the third quarter of 2007. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors.

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to $470.0 million in milestone payments. One milestone payment of $10.0 million was received in January 2007, which was not deemed to be substantially at risk at the execution of the Collaboration Agreement. Therefore, the upfront payment of $60.0 million and this $10.0 million milestone payment have been deferred and are being recognized ratably as collaboration revenue over the estimated life of the Collaboration Agreement and our continuing involvement, currently expected to conclude approximately March 2028. All further milestone payments, of which a $10.0 million milestone was received in June 2007, have been assessed as substantially at-risk at the initiation

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the agreement and will be recognized as revenue when and if these milestones are achieved, as defined in the Collaboration Agreement. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We are entitled to receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co- commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

Novartis Corporation (Small Molecule Therapeutics)

In 2004, we entered into a license agreement with Chiron Corporation (which was acquired by Novartis) which granted us the right to discover, develop and commercialize small molecule therapeutic agents against certain HCV targets that are covered by patents owned by Novartis. In consideration for this license, we paid Novartis a nonrefundable fee of approximately $0.4 million in 2004 and are required to make milestone payments based on the clinical progress of ITMN-191. In 2006, we expensed $0.5 million upon initiation of the Phase Ia clinical trials for ITMN-191. Assuming that all of the remaining milestones under this agreement are achieved, we will be required to make milestone payments of $4.5 million. In addition, Novartis is entitled to receive royalties on future product sales.

Array BioPharma Inc. (Small Molecule Therapeutics)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting hepatitis with Array. Under that agreement, we fund drug discovery research conducted by Array during the research term based on the number of Array scientists working on the research phase of the agreement and we are responsible for all development and commercialization. Though the research phase of the agreement has expired since June 2007, Array will continue to be entitled to receive milestone payments under the agreement based on the selection and progress of clinical drug candidates, as well as low single-digit royalties on net sales of products derived from the collaborative efforts. In addition, in December 2004, the agreement was amended to provide a mechanism for us to purchase certain intellectual property rights arising from the collaboration. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target and have since terminated that agreement, although we continue to conduct research on this new hepatology target.

Assuming that all of the remaining milestones under these agreements are achieved, we will be required to make milestone payments of $8.5 million. Total research and development expenses related to this agreement were $1.3 million, $10.2 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the $10.2 million in 2006 is a $0.5 million milestone payment for the initiation of the Phase Ia clinical trial for ITMN-191.

Maxygen Holdings Ltd. (Next-Generation Interferon Gamma)

We had a license and collaboration agreement with Maxygen to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. If preclinical data provided compelling proof of concept for a longer-acting interferon gamma compound, our plan would have been to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that met these criteria. We had funded Maxygen’s optimization and development of these next-generation interferon gamma products and retained exclusive worldwide commercialization rights for all human therapeutic indications. Our diligence obligations included a minimum level of clinical development expenditures for an initial period of time, as well as the general obligation to use commercially reasonable efforts to clinically develop, seek regulatory approval for and commercialize a product in specified major market countries. The agreement terms included up-front license fees and full research

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funding, as well as development and commercialization milestone payments, which were payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products. We had made payments of approximately $9.7 million under this agreement in the aggregate through December 31, 2007, including approximately $0.1 million in the last three years. Effective July 2007, we have terminated this agreement.

Boehringer Ingelheim International GmbH (Imukin)

In 2001, we formed a collaboration with BI to clinically develop and seek regulatory approval for interferon gamma-1b, the active ingredient in Actimmune, in certain diseases, and to commercialize a liquid formulation of interferon gamma-1b under one or more of BI’s trade names, including Imukin, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties may seek to develop and obtain regulatory approval for the use of Imukin in the treatment of a variety of diseases, including IPF, ovarian cancer, CGD and osteopetrosis. The agreement provides that in return for our funding and managing clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement, BI will pay us royalties on sales of the product when it meets a specified minimum sales level. BI has an option to exclusively promote Imukin in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which BI does not do so. If we opt to promote the product in those countries or for those new diseases for which BI does not, we will pay royalties to BI on sales of the product in those countries and/or for those new diseases. We had neither paid nor received any royalties under this agreement through December 31, 2007, and there are no milestone payments under this agreement. The agreement will expire, on a country-by-country basis, upon expiration of the parties’ royalty obligations in each country covered by the agreement. Such royalty obligations generally expire fifteen years after regulatory approval of Imukin for certain specified indications in the relevant country. If no such regulatory approvals are granted in a particular country, the royalty obligations in such country will expire in 2016. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party or for the insolvency of the other party. In addition, we have the right to terminate the agreement with respect to certain countries at any time subsequent to regulatory approval for IPF.

8.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of December 31, 2007 and 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007
Obligations of government-sponsored enterprises	$135,813	$181	$—	$135,994
Corporate debt securities	34,526	110	(3)	34,633
Commercial paper	12,815	—	(53)	12,762
Targanta common stock	—	5,687	—	5,687
Auction rate securities and money market funds	39,150	—	—	39,150

Total	$222,304	$5,978	$(56)	$228,226

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Reported as:
Cash equivalents	$81,861	$20	$(1)	$81,880
Available-for-sale securities	140,443	5,958	(55)	146,346

Total	$222,304	$5,978	$(56)	$228,226

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006
Obligations of government-sponsored enterprises	$111,487	$16	$(72)	$111,431
Corporate debt securities	41,070	5	(5)	41,070
Auction rate and other debt securities	49,607	—	(16)	49,591

Total	$202,164	$21	$(93)	$202,092

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Reported as:
Cash equivalents	$96,915	$18	$(4)	$96,929
Available-for-sale securities	105,249	3	(89)	105,163

Total	$202,164	$21	$(93)	$202,092

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income for the years 2007, 2006 and 2005 and were not material. Realized gains and losses were calculated based on the specific identification method. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. Our investment in Targanta common stock consists of approximately 3.0 million shares of which we have recorded an unrealized gain on approximately 630,000 of those shares representing the portion estimated to qualify for resale within one year.

The following is a summary of the amortized cost and estimated fair value of available-for-sale debt securities at December 31, by contractual maturity (in thousands):

	December 31, 2007
	Amortized
	Cost	Fair Value

Mature in less than one year	$212,847	$212,999
Mature in one to three years	9,457	9,540
Mature in over three years	—	—

Total	$222,304	$222,539

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	BALANCE SHEET DETAIL

Property and equipment and related accumulated depreciation and amortization is as follows at December 31 (in thousands):

	2007	2006

Computer and laboratory equipment	$11,060	$9,444
Office furniture and fixtures	3,710	3,693
Leasehold improvements	9,839	9,139

	24,609	22,276
Less accumulated depreciation and amortization	(16,491)	(13,066)

Total	$8,118	$9,210

Other accrued liabilities consist of the following at December 31 (in thousands):

	2007	2006

Accrued clinical trial costs	$4,624	$7,654
Royalties payable	884	1,955
Liability under government settlement — current	7,174	4,575
Deferred collaboration revenue — current	3,272	2,802
Medicaid rebates	256	534
Provision for returns and rebates	378	1,174
Accrued interest	142	142
Accrued research and development	812	2,733
Other accrued liabilities	618	1,981

Total other accrued liabilities	$18,160	$23,550

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities, including approximately 630,000 shares of Targanta common stock, which represents the portion of our holdings that are estimated to qualify for resale within one year. The activity in other comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net loss	$(89,602)	$(107,206)	$(5,235)
Change in unrealized gain/(loss) on available-for-sale securities, net of tax benefit of $2,275 in 2007	3,719	(7)	173
Change in realized and unrealized gain on foreign currency hedge	(212)	(607)	(1,005)

Comprehensive loss	$(86,095)	$(107,820)	$(6,067)

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income consists of the following at (in thousands):

	December 31,
	2007	2006

Net unrealized gain (loss) on available-for-sale securities, net of tax of $2,275 in 2007	$3,647	$(72)
Gain on foreign currency hedge	—	212

Accumulated other comprehensive income	$3,647	$140

11.	CONVERTIBLE SENIOR NOTES

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “Senior Notes”). The Senior Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are unsecured and rank on parity with all of our other existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the Senior Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. As of December 31, 2007, we had no secured debt and no senior obligations. Offering expenses of $5.8 million related to the sale of the Senior Notes have been included in other assets and are being amortized to interest expense using the effective interest method over the life of the Senior Notes, which is seven years from the date of issuance. Accumulated amortization at December 31, 2007 is $3.2 million.

12.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of December 2007, we issued a cumulative total of 699,943 shares under the ESPP, including 110,833 issued in 2007, and 1,688,567 shares remained available for future issuance at December 31, 2007. Beginning January 1, 2001 and continuing through and including January 1, 2006, the amount of common stock reserved for issuance under the ESPP increased annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such January 1, (ii) 400,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to January 1, which shall be lesser than (i) or (ii) above.

Restricted Stock Awards

In May 2007, we granted employees restricted stock awards for approximately 128,000 shares of our common stock with a weighted-average fair value of $25.50 per share that vest annually over a four year period. In January 2006 we granted employees restricted stock awards for 404,450 shares of our common stock with a weighted-average fair value of $19.30 per share that vest in January 2008. The vesting may accelerate depending on the Company’s achievement of certain performance criteria over the two-year period, twenty-five percent each for four different milestones. In May 2006, the first of the four milestones was met and in January and March 2007, the second and third milestones were met, respectively. Grants made in 2004 (none were granted in 2005) vest annually over a four-year period, thirty percent in each of the first three years and ten percent in the final year. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of all of these restricted stock awards, we recognized $2.7 million in compensation expense during the

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2007, compared to $6.0 million and $1.7 million in the years ended December 31, 2006 and 2005, respectively. As all of the restricted stock awards vest through 2008 and beyond, we will continue to recognize stock based compensation expense related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in 2004, 2006 and 2007 vest, we will recognize approximately $3.0 million in compensation expense over a weighted average remaining period of 2.0 years. However, no compensation expense will be recognized for stock awards that do not vest.

A summary of our restricted stock activity is presented in the following table:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested at December 31, 2005	175,651	$16.02
Granted	424,450	19.43
Vested	(161,959)	18.08
Forfeited	(92,774)	17.77

Nonvested at December 31, 2006	345,368	$18.78
Granted	128,077	25.50
Vested	(233,258)	18.54
Forfeited	(30,478)	19.27

Nonvested at December 31, 2007	209,709	$23.08

Stock Compensation Plans

In 1999, we adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provided for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Certain options were immediately exercisable, at the discretion of our board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. In 2000, we terminated all remaining unissued shares under the 1999 Plan amounting to 121,584 shares. Under the 1999 Plan, 46,550 shares have been granted to employees that are subject to repurchase as of December 31, 2007.

In 2000, our board of directors adopted the 2000 Equity Incentive Plan, which was most recently amended and approved by stockholders in 2007 and re-named the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). In 2000, a total of 2.0 million shares of common stock were initially reserved for issuance under the 2000 Plan. In 2002, 2004 and 2007 an additional 2.5 million, 1.0 million and 1.5 million shares of common stock, respectively, were reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. Options not immediately exercisable generally vest up to a maximum of four years. Options previously granted under the 2000 Plan had a maximum term of 10 years. Effective May 15, 2007, new option grants have a maximum term of 7 years.

In 2000, our board of directors adopted the 2000 Non-Employee Directors’ Stock Option Plan, which was most recently amended in 2007 and re-named the Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). In 2000, a total of 180,000 shares of common stock were initially reserved for issuance under the Directors’ Plan. In 2004, an additional 550,000 shares of common stock were reserved for issuance under

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Director’s Plan. The Directors’ Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors of InterMune. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the board of directors, generally one year from the date of grant for annual grants and three years from the date of grant for initial grants made to new directors. Options not immediately exercisable generally vest over four years. Options granted under the Directors’ Plan have a maximum term of 10 years.

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options
	Shares		Weighted
	Available	Number of	Average Exercise
	for Grant	Options	Price per Share

Balance at December 31, 2004	3,070,375	4,945,452	$22.81
Stock options granted	(2,317,724)	2,317,724	$12.44
Forfeited stock options	795,980	(795,980)	$21.88
Restricted shares forfeited	152,275	—	—
Stock options exercised	—	(18,166)	$12.95

Balance at December 31, 2005	1,700,906	6,449,030	$19.22
Stock options granted	(1,406,716)	1,406,716	$16.15
Restricted shares granted	(424,450)	—	—
Forfeited stock options	1,240,435	(1,240,435)	$25.10
Restricted shares forfeited	92,774	—	—
Stock options exercised	—	(1,225,763)	$15.18

Balance at December 31, 2006	1,202,949	5,389,548	$17.99
Stock options granted	(515,700)	515,700	$25.37
Restricted shares granted	(128,077)	—	—
Forfeited stock options	699,972	(699,972)	$19.77
Restricted shares forfeited	30,478	—	—
Stock options exercised	—	(534,008)	$14.30

Balance at December 31, 2007	1,289,622	4,671,268	$18.96

At December 31, 2007, the weighted average remaining contractual term for the outstanding options was 6.7 years and the aggregate intrinsic value was approximately $2.7 million on that date. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $5.2 million. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number of	Remaining	Average Exercise	Number of	Average
Prices	Shares	Contractual Life	Price	Shares	Exercise Price

$ 4.50 — $12.74	1,323,553	6.95	$11.30	950,832	$11.08
$13.16 — $18.70	1,187,388	7.87	$15.62	667,695	$15.63
$19.01 — $24.76	1,306,602	5.94	$21.48	1,182,588	$21.51
$24.96 — $49.26	853,725	5.64	$31.61	500,200	$35.34

	4,671,268	6.66	$18.96	3,301,315	$19.41

At December 31, 2007, the weighted average remaining contractual term for options exercisable is 6.2 years and the aggregate intrinsic value for those shares is approximately $2.1 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $14.6 million in compensation expense over a weighted average remaining period of 2.0 years. However, no compensation expense will be recognized for any stock awards that do not vest.

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

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Offering

On September 26, 2007, we completed a public offering of approximately 4.0 million shares of registered common stock, at a price of $19.50 per share. We received net proceeds of approximately $73.4 million after deducting underwriting fees of $4.7 million and other related expenses of $0.4 million.

Reserved Shares

At December 31, 2007, common stock subject to future issuance is as follows:

Common stock issuable upon conversion of convertible senior notes	7,858,811
Outstanding common stock options	4,671,268
Common stock available for grant under stock option plans	1,289,622
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,688,567

Total	15,508,268

Valuation and Expense Information under SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006

Research and development	$6,012	$8,127
General and administrative	6,224	8,395
Restructuring charges	482	—

Total stock-based compensation expense	$12,718	$16,522

Approximately $0.3 million has been included in G&A expense for the year ended December 31, 2006 in connection with the amendment to our Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan, which allows the board of directors to specify in a directors’ stock option agreement a longer or shorter period of time by which a director must exercise the option before the option terminates.

Upon adoption of SFAS 123(R), we retained our method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. A description of the assumptions follows:

—  Previously under SFAS 123, we estimated volatility using only our historical share price performance over the expected life of the option. Under SFAS No. 123(R), however, the Company, with the assistance of an outside consulting service, has refined its valuation methodology and estimated expected volatility using a blend of implied

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options

—  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

—  The expected life of options granted represents the period of time the options are expected to be outstanding. The Company has applied the provisions of SAB 107 to determine the expected term.

—  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended
	December 31
	2007	2006

Expected stock price volatility	58%	56%
Risk-free interest rate	4.8%	5.0%
Expected term (in years)	4.9	6.0
Expected dividend yield	—	—

The weighted-average fair value per share of options granted during the years ended December 31, 2007 and 2006 was $13.72 and $9.30, respectively.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended
	December 31
	2007	2006

Expected stock price volatility	56%	65%
Risk-free interest rate	4.5%	4.1%
Expected term (in years)	1.0	1.8
Expected dividend yield	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the years ended December 31, 2007 and 2006 was $7.25 and $6.21, respectively.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2007 and 2006 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Had we used the fair value based accounting method for stock-based compensation expense prescribed by SFAS No. 123 for the year ended December 31, 2005, our net loss and net loss per share would have increased to the following pro-forma amounts (in thousands, except per share data):

Year Ended
December 31,
2005

Net loss, as reported	$(5,235)
Add: Stock-based employee compensation expense, included in reported net loss	2,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,003)

Pro forma net loss	$(19,278)

Net loss per share:
Basic and diluted — as reported	$(0.16)

Basic and diluted — pro forma	$(0.60)

Prior to the adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended
December 31,
2005

Expected stock price volatility	72%
Risk-free interest rate	4.0%
Expected term (in years)	6.5
Expected dividend yield	—

The weighted-average fair value per share of options granted was $8.46 in 2005.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended
December 31,
2005

Expected stock price volatility	75%
Risk-free interest rate	3.0%
Expected term (in years)	2.0
Expected dividend yield	—

The weighted-average fair value for shares issued under the employee stock purchase plan for the year ended December 31, 2005 was $8.38.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES

The Company’s benefit for income taxes consists of the following (in thousands):

	2007	2006	2005

Deferred:
Federal	$1,934	$—	$—
State	341	—	—

Totals	$2,275	$—	$—

The tax benefit recorded in 2007 primarily relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock.

A reconciliation of the Company’s recorded income tax benefit to the U.S. statutory rate follows (in thousands):

	2007	2006	2005

Federal tax benefit at statutory rate	$(31,238)	$(36,450)	$(1,780)
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	(700)	(10,890)	6,240
Change in valuation allowance	12,821	57,602	7,723
Research and development credits	(10,728)	(2,038)	(2,576)
Change in deferreds	26,037	(20,180)	(10,942)
Stock options	(2,668)	(636)	882
Government settlement	—	12,561	—
Other	4,201	31	453

Totals	$(2,275)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

Significant components of our deferred taxes are as follows at December 31 (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$162,000	$171,000
Research and development credits	13,000	22,000
Capitalized research and development costs	15,000	12,000
Deferred revenue	23,000	24,000
Other, net	53,000	23,000

Total deferred tax assets	266,000	252,000
Valuation allowance	(263,725)	(252,000)

Net deferred tax assets	$2,275	$—
Deferred tax liability:
Unrealized gain on investments, including Targanta common stock	(2,275)	—

Net deferred tax	$—	$—

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $11.7 million, $58.0 million, and $8.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred tax assets related to carryforwards at December 31, 2007 include approximately $9.8 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders equity.

As of December 31, 2007, we had federal net operating loss carryforwards of approximately $434.5 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2027 if not utilized. We also have federal research and development tax credits of approximately $17.9 million that will expire in the years 2018 through 2027. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $109.8 million that expire in the years 2012 through 2017 and state research and development tax credits of approximately $12.1 million that do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

Gross
Unrecognized
Tax Benefits

Balance at January 1, 2007	$10,415
Increases related to current year tax positions	2,954

Balance at December 31, 2007	$13,369

At December 31, 2007, the Company had unrecognized tax benefits of approximately $13.4 million. The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

We file income tax returns in the U.S. federal and various state and local jurisdictions. We are not currently under examination by federal, state or local taxing authorities for any open tax years. The tax years 1998 through 2007 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of FIN 48 and through December 31, 2007, we did not have any interest or penalties associated with unrecognized tax benefits.

14.	COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable lease for facilities, which expires in 2011. Total rent expense was approximately $4.1 million, $4.2 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule by year of future minimum lease payments of all leases at December 31, 2007 (in thousands):

Year	Operating Leases

2008	$4,766
2009	4,862
2010	5,007
2011	1,633
Thereafter	—

$16,268

The operating lease for our facility requires a letter of credit secured by a restricted cash balance with our bank. The amount of each letter of credit approximates 6-12 months of operating rent payable to the landlord of the facility and is effective until we reach profitability. At December 31, 2007 and 2006, restricted cash under this letter of credit amounted to $1.4 million.

Purchase Commitments

In January 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune. The agreement, which had been amended from time to time, generally provided for the exclusive supply by BI and exclusive purchase by us of Actimmune. This contractual obligation to BI was denominated in euros. Prior to the failure of the INSPIRE trial, we had future purchase obligations of approximately $91.6 million. Given the fact that the Phase III INSPIRE trial was unsuccessful and was discontinued in March 2007, we entered into a termination agreement (“Termination Agreement”) with BI. The Termination Agreement provides for the termination of the existing supply agreement dated January 2000, as amended, for the clinical and commercial supply of Actimmune conditioned upon and coincident with the entry by us and BI into a new agreement for the clinical and commercial supply of Actimmune. In consideration of the entry into the Termination Agreement, we incurred approximately $6.8 million in termination expenses during the second quarter of 2007, which have been included in restructuring charges in our consolidated statement of operations. Pursuant to the Termination Agreement and new supply agreement, we eliminated $91.6 million in future purchase commitments for Actimmune for the years 2007 to 2012. On June 29, 2007, InterMune and BI entered into a new agreement for the clinical and commercial supply of Actimmune (“Supply Agreement”). Under the terms of the new Supply Agreement, we are not required to make any minimum annual purchase commitments and BI is not required to commit to reserving any minimum annual capacity for the manufacture of Actimmune. On a going forward basis, the product will be purchased based upon a rolling forecast. The new Supply Agreement is effective as of June 29, 2007 and will expire on December 31, 2012. If BI is not able to supply all of our requirements for Actimmune, we may choose an additional manufacturer. However, we are not entitled to seek such a secondary source until BI has informed us of its unwillingness or inability to meet our requirements. Either party has the right to terminate the Supply Agreement if the other party materially breaches its obligations thereunder. In addition, we have the right to terminate the Supply Agreement immediately in the event that health authorities prevent distribution of Actimmune for all indications.

Contingent Payments

We will be required to make contingent milestone payments in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $71.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Department of Justice Settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions relating to promotional activities for Actimmune for IPF by our former employees during a period ending in June 2003. As part of this comprehensive settlement, we entered into a Civil Settlement Agreement with the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. In addition, we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We paid $4.1 million of the first installment payment of $5.0 million during the fourth quarter of 2006, an additional $4.1 million in the fourth quarter of 2007 and are required to make additional payments on the remaining settlement amount over the next four years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in original scheduled principal payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year.

The following table reflects the schedule of payments due under the settlement as of December 31, 2007 (in thousands):

Year	Principal	Interest	Total

2008	6,596	1,810	8,406
2009	5,826	1,174	7,000
2010	8,118	882	9,000
2011	9,524	476	10,000

Total	$30,064	$4,342	$34,406

15.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Prior to its divestiture in December 2005, we also marketed Infergen in the United States and Canada for chronic HCV infections; and prior to its divestiture in May 2005, we also marketed Amphotec worldwide for invasive aspergillosis. Total revenue for each year presented has been adjusted to reflect the reclassification of Infergen revenue into discontinued operations.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenue for the years ended December 31, are as follows (in thousands):

	2007	2006	2005

Actimmune	$53,420	$90,317	$107,633
Other products	—	—	2,863
Collaboration revenue	13,272	467	—

Totals	$66,692	$90,784	$110,496

Our net revenue by region for the years ended December 31, are as follows (in thousands):

	2007	2006	2005

United States	$53,321	$90,185	$110,017
Rest of world	13,371	599	479

Totals	$66,692	$90,784	$110,496

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Four customers represented 43%, 25%, 11% and 10%, respectively, of total accounts receivable at December 31, 2007, and three customers represented 45%, 27% and 13%, respectively, of total accounts receivable at December 31, 2006. No other customer represented more than 10% of accounts receivable at December 31, 2007 or December 31, 2006.

Revenue from customers representing 10% or more of total product revenue during the years ended December 31, 2007, 2006 and 2005 were as follows:

Customer	2007	2006	2005

CuraScript, Inc (formerly Priority Healthcare)	48%	57%	59%
Caremark	23%	22%	21%
Merck Medco	12%	11%	7%

16.	RELATED PARTY TRANSACTIONS

On October 29, 2004 we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we have also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock in open market purchases. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. As of December 31, 2007, Warburg Pincus held approximately 19% of our outstanding common stock.

17.	EMPLOYEE SAVINGS PLAN

On May 1, 1999, we adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who fulfill certain length-of-service requirements. Employees may contribute up to the maximum limit imposed by

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal tax law. Beginning in 2005, we began matching employee contributions at a rate of 50% of the first $6,000 per employee contributed each year. In 2007, we increased our matching contribution rate to 50% of the first $8,000 per employee contributed each year. Our total matching contributions were $0.6 million, $0.5 million and $0.8 million in 2007, 2006 and 2005, respectively.

18.	GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy limits our exposure and may enable us to recover a portion of any future amounts paid. Accordingly, we believe the fair value of these indemnification agreements is minimal. Therefore, we have not recorded any liabilities for these agreements as of December 31, 2007.

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)

2007
Revenue, net Actimmune	$19,525	$14,533	$10,553	$8,809	$53,420
Collaboration revenue	818	10,818	818	818	13,272

Total revenue, net	$20,343	$25,351	$11,371	$9,627	$66,692

Cost of goods sold	$5,284	$3,276	$3,491	$2,058	$14,109
Restructuring charges	1,333	8,596	317	—	10,246
Loss from operations	(25,209)	(21,567)	(29,755)	(30,373)	(106,904)
Loss from continuing operations	(20,661)	(19,808)	(28,167)	(25,960)	(94,596)
Income (loss) from discontinued operations	(144)	16	5,043	79	4,994
Net income (loss)	(20,805)	(19,792)	(23,124)	(25,881)	(89,602)
Basic and diluted loss per share:
Continuing operations	$(0.61)	$(0.58)	$(0.81)	$(0.67)	$(2.67)
Discontinued operations	—	—	0.15	—	0.15

Net loss per share	$(0.61)	$(0.58)	$(0.66)	$(0.67)	$(2.52)

2006
Revenue, net Actimmune	$24,356	$24,111	$22,496	$19,354	$90,317
Collaboration revenue	—	—	—	467	467

Total revenue, net	$24,356	$24,111	$22,496	$19,821	$90,784

Cost of goods sold	$6,248	$5,013	$4,421	$8,426	$24,108
Provision for settlement	—	30,000	6,944	—	36,944
Loss from operations	(14,283)	(45,881)	(30,290)	(24,535)	(114,989)
Loss from continuing operations	(12,532)	(44,018)	(28,361)	(21,051)	(105,962)
Income (loss) from discontinued operations	(254)	38	(623)	(405)	(1,244)
Net income (loss)	(12,786)	(43,980)	(28,984)	(21,456)	(107,206)
Basic and diluted loss per share:
Continuing operations	$(0.38)	$(1.33)	$(0.86)	$(0.63)	$(3.18)
Discontinued operations	(0.01)	—	(0.02)	(0.01)	(0.04)

Net loss per share	$(0.39)	$(1.33)	$(0.88)	$(0.64)	$(3.22)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm has expressed an opinion on the effectiveness of our internal control over financial reporting which is included below.

Changes in Internal Control over Financial Reporting.  There have been no changes to our internal controls over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InterMune, Inc.

We have audited InterMune, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InterMune, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, InterMune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterMune, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Palo Alto, California
March 10, 2008

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held at 10:00 a.m. on May 13, 2008 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Schedule II

InterMune, Inc.

Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2007, 2006 and 2005

	Balance at	Charged to
	Beginning of	Revenue or		Balance at
Description	Year	Expense	Utilizations	End of Year

Allowance for cash discounts:
Year ended December 31, 2007	$164	$1,116	$(1,236)	$44
Year ended December 31, 2006	337	1,887	(2,060)	164
Year ended December 31, 2005	526	3,108	(3,297)	337
Allowance for doubtful accounts:
Year ended December 31, 2007	$—	$—	$—	$—
Year ended December 31, 2006	108	—	(108)	—
Year ended December 31, 2005	94	43	(29)	108

(3) Exhibits

Number	Description of Document

1.1	Underwriting Agreement, dated September 20, 2007, among Registrant, Goldman, Sachs & Co., Deutsche Bank Securities Inc. and CIBC World Markets Corp.(24)
3.1	Certificate of Incorporation of Registrant.(1)
3.2	Certificate of Ownership and Merger, dated April 26, 2001.(8)
3.3	Bylaws of Registrant.(1)
3.4	Certificate of Amendment of Certificate of Incorporation of Registrant.(12)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.(15)
3.6	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.(7)
4.1	Specimen Common Stock Certificate.(1)
4.6	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(14)

Number		Description of Document

4.7		Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(14)
10	.1+	Form of Indemnity Agreement.(1)
10	.2+	1999 Equity Incentive Plan and related documents.(1)
10	.3+	Amended and Restated 2000 Equity Incentive Plan and related documents.(26)
10	.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents.(26)
10	.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents.(26)
10.6		Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
10.7		Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(7)
10.8		Preliminary Stipulation of Settlement Agreement, dated May 6, 2005.(17)
10	.9+	Form of Change of Control Provisions for Officers.(2)
10.10		Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(3)
10.11		Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(3)
10.12		Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(3)
10.13		Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(4)
10.14		Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(5)
10.15		First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(5)
10	.16*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(6)
10.17		Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc.(6)
10.18		Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(8)
10	.19+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D.(9)
10	.20+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.(9)
10.21		Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(9)
10.22		Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(9)
10	.23*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(10)
10	.24+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(11)
10	.25+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.(11)
10	.26+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.(12)
10	.27+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr.(13)
10.28		Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(16)
10.29		Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(16)

Number		Description of Document

10.30		Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(16)
10	.31+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.(18)
10	.32+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D.(18)
10	.33+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele.(18)
10	.34+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D.(18)
10	.35+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Lawrence M. Blatt, Ph.D.(18)
10	.36+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D.(18)
10	.37+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D.(18)
10	.38+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Howard A. Simon, Esq.(18)
10	.39*	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America.(19)
10	.40*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.(20)
10	.41+	Severance Agreement and General Release, dated January 6, 2006, between Registrant and Roger L. Hawley.(20)
10	.42*	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc.(20)
10	.43*	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd.(21)
10.44		Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California(21)
10.45		Civil Settlement Agreement between Registrant and the United States Department of Justice and the United States Attorney’s Office for the Northern District of California(21)
10.46		Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services(21)
10	.47+	Retention Payment Agreement dated May 24, 2007 between Registrant and Howard Simon.(22)
10	.48+	Retention Payment Agreement dated May 24, 2007 between Registrant and Robin Steele.(22)
10	.49+	Retention Payment Agreement dated May 24, 2007 between Registrant and John Hodgman.(22)
10	.50+	Retention Payment Agreement dated May 24, 2007 between Registrant and Bill Bradford.(22)
10	.51+	Retention Payment Agreement dated May 24, 2007 between Registrant and Steve Porter.(22)
10	.52+	Retention Payment Agreement dated May 24, 2007 between Registrant and Marianne Armstrong.(22)
10	.53+	Retention Payment Agreement dated May 24, 2007 between Registrant and Lawrence Blatt.(22)
10	.54+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Thomas Kassberg.(23)
10	.55+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Cynthia Robinson.(23)
10	.56*	Termination Agreement dated June 6, 2007 between Registrant and Boehringer Ingelheim Austria GmbH.(25)
10	.57*	Supply Agreement dated June 29, 2007 between Registrant and Boehringer Ingelheim Austria GmbH.(25)

Number		Description of Document

10.58		Letter Amendment dated December 19, 2007 to Product Acquisition Agreement dated November 28, 2005 between Registrant and Valeant Pharmaceuticals North America.(26)
10	.59**	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin.(26)
10	.60**	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi.(26)
10	.61**	License Agreement, dated August 24, 2004, between Registrant and Chiron Corporation.(26)
10	.62**	Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.63**	Amendment No. 1, dated May 8, 2003, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.64**	Amendment No. 2, dated January 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.65**	Amendment No. 3, dated September 10, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.66**	Amendment No. 4, dated December 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.67**	Letter Agreement, dated March 10, 2005, between Registrant and Array BioPharma Inc.(26)
10	.68**	Amendment No. 5, dated June 30, 2005, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.69**	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.70**	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
21.1		List of Subsidiaries(26)
23.1		Consent of Independent Registered Public Accounting Firm(26)
24.1		Power of Attorney (included on the signature pages hereto)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(26)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(26)
32	.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(26)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensation plan or arrangement.

†	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

(15)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended June 30, 2004.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(21)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 25, 2007.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2007.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 21, 2007.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(26)	Filed herewith.

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

Dated: March 11, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signatures	Title	Date

/s/ William R. Ringo, Jr. William R. Ringo, Jr.	Chairman of the Board of Directors	March 11, 2008

/s/ Daniel G. Welch Daniel G. Welch	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ John C. Hodgman John C. Hodgman	Senior Vice President of Finance Administration and Chief Financial Officer (Principal Financial Officer)	March 11, 2008

/s/ Bruce W. Tomlinson Bruce W. Tomlinson	Vice President, Controller and Principal Accounting Officer	March 11, 2008

/s/ Louis Drapeau Louis Drapeau	Director	March 11, 2008

/s/ Lars Ekman Lars Ekman	Director	March 11, 2008

Signatures	Title	Date

/s/ James I. Healy James I. Healy	Director	March 11, 2008

/s/ David S. Kabakoff David S. Kabakoff	Director	March 11, 2008

/s/ Jonathan S. Leff Jonathan S. Leff	Director	March 11, 2008

/s/ Michael L. Smith Michael L. Smith	Director	March 11, 2008

EXHIBIT INDEX

Number		Description of Document

1.1		Underwriting Agreement, dated September 20, 2007, among Registrant, Goldman, Sachs & Co., Deutsche Bank Securities Inc. and CIBC World Markets Corp.(24)
3.1		Certificate of Incorporation of Registrant.(1)
3.2		Certificate of Ownership and Merger, dated April 26, 2001.(8)
3.3		Bylaws of Registrant.(1)
3.4		Certificate of Amendment of Certificate of Incorporation of Registrant.(12)
3.5		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.(15)
3.6		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.(7)
4.1		Specimen Common Stock Certificate.(1)
4.6		Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(14)
4.7		Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(14)
10	.1+	Form of Indemnity Agreement.(1)
10	.2+	1999 Equity Incentive Plan and related documents.(1)
10	.3+	Amended and Restated 2000 Equity Incentive Plan and related documents.(26)
10	.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents.(26)
10	.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents.(26)
10.6		Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock.(1)
10.7		Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(7)
10.8		Preliminary Stipulation of Settlement Agreement, dated May 6, 2005.(17)
10	.9+	Form of Change of Control Provisions for Officers.(2)
10.10		Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation.(3)
10.11		Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc.(3)
10.12		Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc.(3)
10.13		Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.(4)
10.14		Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(5)
10.15		First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.(5)
10	.16*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(6)
10.17		Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc.(6)
10.18		Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(8)
10	.19+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D.(9)
10	.20+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D.(9)
10.21		Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(9)
10.22		Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(9)
10	.23*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH.(10)

Number		Description of Document

10	.24+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D.(11)
10	.25+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D.(11)
10	.26+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.(12)
10	.27+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr.(13)
10.28		Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(16)
10.29		Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.(16)
10.30		Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC.(16)
10	.31+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.(18)
10	.32+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D.(18)
10	.33+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele.(18)
10	.34+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D.(18)
10	.35+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Lawrence M. Blatt, Ph.D.(18)
10	.36+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D.(18)
10	.37+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D.(18)
10	.38+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Howard A. Simon, Esq.(18)
10	.39*	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America.(19)
10	.40*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.(20)
10	.41+	Severance Agreement and General Release, dated January 6, 2006, between Registrant and Roger L. Hawley.(20)
10	.42*	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc.(20)
10	.43*	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd.(21)
10.44		Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California(21)
10.45		Civil Settlement Agreement between Registrant and the United States Department of Justice and the United States Attorney’s Office for the Northern District of California(21)
10.46		Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services(21)
10	.47+	Retention Payment Agreement dated May 24, 2007 between Registrant and Howard Simon.(22)
10	.48+	Retention Payment Agreement dated May 24, 2007 between Registrant and Robin Steele.(22)
10	.49+	Retention Payment Agreement dated May 24, 2007 between Registrant and John Hodgman.(22)
10	.50+	Retention Payment Agreement dated May 24, 2007 between Registrant and Bill Bradford.(22)
10	.51+	Retention Payment Agreement dated May 24, 2007 between Registrant and Steve Porter.(22)
10	.52+	Retention Payment Agreement dated May 24, 2007 between Registrant and Marianne Armstrong.(22)
10	.53+	Retention Payment Agreement dated May 24, 2007 between Registrant and Lawrence Blatt.(22)

Number		Description of Document

10	.54+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Thomas Kassberg.(23)
10	.55+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Cynthia Robinson.(23)
10	.56*	Termination Agreement dated June 6, 2007 between Registrant and Boehringer Ingelheim Austria GmbH.(25)
10	.57*	Supply Agreement dated June 29, 2007 between Registrant and Boehringer Ingelheim Austria GmbH.(25)
10.58		Letter Amendment dated December 19, 2007 to Product Acquisition Agreement dated November 28, 2005 between Registrant and Valeant Pharmaceuticals North America.(26)
10	.59**	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin.(26)
10	.60**	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi.(26)
10	.61**	License Agreement, dated August 24, 2004, between Registrant and Chiron Corporation.(26)
10	.62**	Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.63**	Amendment No. 1, dated May 8, 2003, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.64**	Amendment No. 2, dated January 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.65**	Amendment No. 3, dated September 10, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.66**	Amendment No. 4, dated December 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.67**	Letter Agreement, dated March 10, 2005, between Registrant and Array BioPharma Inc.(26)
10	.68**	Amendment No. 5, dated June 30, 2005, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.69**	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
10	.70**	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc.(26)
21.1		List of Subsidiaries(26)
23.1		Consent of Independent Registered Public Accounting Firm(26)
24.1		Power of Attorney (included on the signature pages hereto)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(26)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)(26)
32	.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(26)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensation plan or arrangement.

†	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

(15)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended June 30, 2004.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(21)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 25, 2007.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2007.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 21, 2007.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(26)	Filed herewith.