Form 10-Q
period 2008-03-31
INTERMUNE INC
filed 2008-05-09
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, there were 39,101,217 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$114,098	$88,946
Available-for-sale securities	74,058	146,346
Accounts receivable, net of allowances of $46 at March 31, 2008 and $44 at December 31, 2007	2,568	3,117
Inventories	1,497	1,776
Deferred taxes	2,600	2,275
Prepaid expenses and other current assets	6,118	7,112

Total current assets	200,939	249,572
Non-current available-for-sale securities	22,882	—
Property and equipment, net	7,737	8,118
Acquired product rights, net	542	667
Other assets (includes restricted cash of $1,425 at March 31, 2008 and December 31, 2007)	3,879	4,088

Total assets	$235,979	$262,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,455	$7,392
Accrued compensation	4,726	7,282
Deferred taxes	2,600	2,275
Liability under government settlement	5,624	7,174
Other accrued liabilities	13,103	10,986

Total current liabilities	34,508	35,109
Deferred rent	1,709	1,767
Deferred collaboration revenue	62,171	62,989
Liability under government settlement	23,468	23,468
Convertible notes	170,000	170,000
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Convertible preferred stock	—	—
Common stock	39	39
Additional paid-in capital	624,957	623,115
Accumulated other comprehensive income	3,163	3,647
Accumulated deficit	(684,036)	(657,689)

Total stockholders’ deficit	(55,877)	(30,888)

Total liabilities and stockholders’ deficit	$235,979	$262,445

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited, in thousands,
	except per share amounts)

Revenue, net
Actimmune® product	$8,496	$19,525
Collaboration revenue	818	818

Total revenue, net	9,314	20,343
Costs and expenses:
Cost of goods sold	3,186	5,284
Research and development	27,181	29,439
General and administrative	7,467	9,496
Restructuring charges	—	1,333

Total costs and expenses	37,834	45,552

Loss from operations	(28,520)	(25,209)
Other income:
Interest income	2,160	2,700
Interest expense	(671)	(714)
Other income	281	2,562

Loss from continuing operations before income taxes	(26,750)	(20,661)
Income tax benefit	(325)	—

Loss from continuing operations	(26,425)	(20,661)
Discontinued operations:
Income (loss) from discontinued operations	78	(144)

Net loss	$(26,347)	$(20,805)

Basic and diluted loss per share
Continuing operations	$(0.68)	$(0.61)
Discontinued operations	—	—

Net loss per share	$(0.68)	$(0.61)

Shares used in computing basic and diluted net loss per share	38,874	34,063

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited, in thousands)

Cash flows used in operating activities:
Net loss	$(26,347)	$(20,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,214	1,181
Stock-based compensation expense	1,765	3,616
Deferred taxes	(325)	—
Change in unrealized gain on foreign currency cash flow hedge	—	(107)
Deferred rent	(58)	19
Changes in operating assets and liabilities:
Accounts receivable, net	549	(1,410)
Inventories	279	1,871
Other assets	995	4,798
Accounts payable and accrued compensation	(1,493)	(2,187)
Other accrued liabilities	567	(433)
Deferred collaboration revenue	(818)	9,181

Net cash used in operating activities	(23,672)	(4,276)

Cash flows from investing activities:
Purchases of property and equipment	(500)	(1,550)
Purchases of available-for-sale securities	(42,469)	(20,100)
Sales of available-for-sale securities	51,069	4,201
Maturities of available-for-sale securities	40,647	43,901

Net cash provided by investing activities	48,747	26,452
Cash flows from financing activities:
Proceeds from issuance of common stock, net	77	2,372

Net cash provided by financing activities	77	2,372

Net increase in cash and cash equivalents	25,152	24,548
Cash and cash equivalents at beginning of period	88,946	109,386

Cash and cash equivalents at end of period	$114,098	$133,934

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided from sales of Actimmune® and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”). The pulmonology portfolio includes the Phase III program, CAPACITY, which is evaluating pirfenidone for the treatment of patients with idiopathic pulmonary fibrosis (“IPF”) and a research program focused on small molecules for pulmonary disease. The hepatology portfolio includes the chronic hepatitis C virus (“HCV”) protease inhibitor compound ITMN-191 (referred to as R7227 at Roche) in Phase 1b, a second-generation HCV protease inhibitor research program and a research program evaluating a new target in hepatology.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.5 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively, and consisted solely of Actimmune finished goods.

Because of the long lead times required to manufacture Actimmune, we enter into purchase obligations to satisfy our estimated inventory requirements. We evaluate the need to provide reserves for contractually committed

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a net payable of approximately $0.6 million at March 31, 2008 and a net payable of $0.1 million at December 31, 2007.

Net loss per share

We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted average shares outstanding. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period. We exclude dilutive securities, composed of potential common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

The securities excluded were as follows (in thousands):

	As of
	March 31,
	2008	2007

Shares issuable upon exercise of stock options	4,711	5,291
Shares issuable upon conversion of convertible notes	7,859	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2008	2007

Net loss	$(26,347)	$(20,805)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	39,033	34,329
Less: weighted-average shares subject to repurchase	(159)	(266)

Weighted-average shares used in computing basic and diluted net loss per share	38,874	34,063

Basic and diluted net loss per share	$(0.68)	$(0.61)

Stock-Based Compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period for that portion of the award that is ultimately expected to vest. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility, the expected term of the award and the estimated forfeiture rate.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Research and development	$672	$1,818
General and administrative	1,093	1,764
Restructuring	—	34

Total stock-based compensation expense	$1,765	$3,616

Recent Accounting Pronouncements

At its December 2007 meeting, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. Effective January 1, 2008, we adopted EITF 07-3. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. Effective January 1, 2008, we adopted SFAS 159 and did not elect to adopt the fair value option under this Statement.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have an impact on the Company’s consolidated results of operations and financial condition.

3.	FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.5 million) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$1,131	$—	$—	$1,131
Obligations of government-sponsored enterprises	—	110,878	—	110,878
Corporate debt securities	—	16,895	—	16,895
Commercial paper	—	40,182	—	40,182
Targanta common stock	6,500	—	—	6,500
Auction rate securities	—	—	22,918	22,918

Total	$7,631	$167,955	$22,918	$198,504

Level 3 assets consist of student loan auction rate securities (“auction rate securities”) which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our balance sheet. We believe the unrealized losses are temporary in nature. These investments were valued at fair value as of March 31, 2008 using a discounted cash flow analysis. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$27,000
Unrealized loss included in other comprehensive income	(1,118)
Net settlements	(3,000)

Balance at March 31, 2008	$22,882

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENT IN TARGANTA COMMON STOCK

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through March 31, 2008. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2008. We have recorded an unrealized gain of $3.9 million on approximately 840,000 of those shares valued at approximately $6.5 million at March 31, 2008 representing the portion estimated to qualify for resale within one year.

5.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities, including an unrealized gain on approximately 840,000 shares of Targanta common stock, which represents the portion of our holdings that are estimated to qualify for resale within one year. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(26,347)	$(20,805)
Change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $325 in 2008 and $0 in 2007	(484)	69
Change in realized and unrealized gain on foreign currency hedge	—	(107)

Comprehensive loss	$(26,831)	$(20,843)

Accumulated other comprehensive income consists of the following at (in thousands):

	March 31,	December 31,
	2008	2007

Net unrealized gain on available-for-sale securities, net of tax of $2,600 and $2,275 at March 31, 2008 and December 31, 2007, respectively (including $3,900 and $3,412, respectively, related to Targanta shares)	$3,163	$3,647

6.	COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the aggregate amount of $70.9 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $70.9 million in aggregate milestone payments, approximately $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

7.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis.

Our net revenue for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Actimmune	$8,496	$19,525
Collaboration revenue	818	818

Total net revenue	$9,314	$20,343

Our net revenue by region for the three months ended March 31, were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

United States	$8,496	$19,508
Other countries	818	835

Total net revenue	$9,314	$20,343

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 47%, 20% and 18%, respectively, of total accounts receivable at March 31, 2008, and four customers represented 43%, 25%, 11% and 10%, respectively, of total accounts receivable at December 31, 2007. No other customer represented more than 10% of accounts receivable at March 31, 2008 or December 31, 2007.

Revenue from customers representing 10% or more of total revenue during the three month periods ended March 31, 2008 and 2007, was as follows:

	Three Months Ended
	March 31,
Customer	2008	2007

CuraScript, Inc.	44%	49%
Nova Factor	29%	6%
Caremark	16%	24%
Merck Medco	1%	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”) in December 2005, for approximately $120.0 million in cash, of which $6.5 million was attributed to the purchase of finished product inventory. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based IPF disease awareness activities, which, when combined with the sale of our Infergen assets, led to a significant headcount reduction of approximately 160 full time equivalent employees. In October 2006, we entered into the collaboration agreement with Roche to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period that ended in June 2003. Effective March 2007, as a result of disappointing clinical trial results and based upon the recommendation of the study’s independent data monitoring committee (“DMC”), we discontinued further development of Actimmune for IPF. We then implemented a restructuring plan which led to further headcount reductions and total restructuring charges of approximately $10.2 million. Subsequent to the discontinuation of our clinical trial of Actimmune for IPF, we now have the following key development programs in place: pirfenidone for IPF, the HCV protease inhibitor program and a new target in hepatology. We have sustained losses in every year since inception and, as of March 31, 2008, we had an accumulated deficit of $684.0 million.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the three month period ended March 31, 2008, Actimmune accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Research Programs

• Hepatology

We have a preclinical research program in the hepatology area. In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting hepatitis with Array BioPharma, Inc. (“Array”). Under that agreement, we fund drug discovery research conducted by Array during the research term based on the number of Array scientists working on the research phase of the agreement and we are responsible for all development and commercialization. Though the research phase of the agreement expired in June 2007, Array will continue to be entitled to receive milestone payments under the agreement based on the selection and progress of clinical drug candidates, as well as low single-digit royalties on net sales of products derived from the collaborative efforts. In addition, in December 2004, the agreement was amended to provide a mechanism for us to purchase certain intellectual property rights arising from the collaboration. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target and have since terminated that agreement, although we continue to conduct research on this new hepatology target.

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

• Pulmonology

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

Preclinical toxicology and pharmacokinetic studies in multiple species suggest that ITMN-191 has attractive therapeutic characteristics for the treatment of HCV, including significant liver exposure, slow dissociation from the NS3/4A protease and high in vitro potency and specificity. Our preclinical pharmacokinetic results also support the exploration of twice-daily oral dosing.

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

In early 2007, we designed a Phase Ib MAD trial of ITMN-191 based on the preliminary safety data from the SAD trial. We later amended our Clinical Trial Authorization, or CTA, for our planned Phase Ib trial to take into consideration new information on the dosing and side effect profiles of competitive protease inhibitors, in vitro and preclinical data on ITMN-191 and the food effect that was observed in the Phase Ia trial. In September 2007, European regulatory authorities approved our amended CTA related to the Phase Ib clinical trial of ITMN-191. The Phase Ib MAD trial is designed to assess the effect on viral kinetics, viral resistance, pharmacokinetics, safety and tolerability of multiple ascending doses of ITMN-191 given as a monotherapy both two and three times per day. The Phase Ib clinical trial began in September 2007, and we announced top-line viral kinetic and safety results from the first four treatment-naïve dose cohorts of the Phase Ib clinical trial in April 2008.

Product Development Status

The following chart shows the status of our product development programs as of March 31, 2008:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second Target in hepatology	X

Results of Operations

Revenue

Total revenue was $9.3 million and $20.3 million for the three-month periods ended March 31, 2008 and 2007, respectively, representing a decrease of 54%. This decrease was attributable to a decrease in sales of Actimmune. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three-month periods ended March 31, 2008 and 2007, sales of Actimmune, which declined 56% on a year over year basis, accounted for all of our net product revenue. Substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial, we expect that net sales of Actimmune for the year ended December 31, 2008 will continue to decline.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $3.2 million and $5.3 million for the three-month periods ended March 31, 2008 and 2007, respectively. The gross margin percentage for our products was 62% and 73% for these periods in 2008 and 2007, respectively. The decrease reflects the higher royalty rate payable upon an initial fixed amount of Actimmune product revenue in a given calendar year. Each three-month period includes approximately $0.1 million related to the amortization of acquired product rights.

Research and development expenses

Research and development expenses were $27.2 million and $29.4 million for the three-month periods ended March 31, 2008 and 2007, respectively, representing a decrease of $2.2 million or 8%. The decrease in spending for the three-month period ended March 31, 2008 compared with the same period in 2007 was primarily due to the discontinuation of the INSPIRE trial in March 2007, partially offset by the ITMN 191 Phase I clinical trials which began in May 2007.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $0.7 million and $1.8 million of stock-based compensation in 2008 and 2007, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

Our development program expenses for the three month periods ended March 31, were as follows (in thousands):

Development Program	2008	2007

Pulmonology	$15,606	$17,611
Hepatology	8,127	5,485
Programs — Non-specific	3,448	6,343

Total	$27,181	$29,439

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

Based on our existing budgeted programs and including the impact of SFAS 123(R), we expect research and development expenses to be in a range of $100.0 million to $110.0 million in 2008, net of development cost reimbursements under the Roche collaboration.

General and administrative expenses

General and administrative expenses were $7.5 million and $9.5 million for the three-month periods ended March 31, 2008 and 2007, respectively, representing a decrease of $2.0 million, or 21%. The decreased spending for the three-month periods ended March 31, 2008 compared with the same period in 2007 was primarily attributable to headcount reductions. In 2008, including stock-based compensation under SFAS 123(R), we expect general and administrative expenses to be in a range of $25.0 million to $30.0 million.

Restructuring charges

As a result of the disappointing INSPIRE trial results, we announced initiatives to reduce our operating expenses. In connection with those initiatives, which were completed as of September 30, 2007, we incurred approximately $1.3 million in restructuring charges during the first quarter of 2007. These costs primarily consist of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%.

Interest income

Interest income decreased to $2.2 million for the three-month period ended March 31, 2008, compared to $2.7 million for the three-month period ended March 31, 2007. This decrease in interest income reflects decreasing investment yields on our cash and short-term investments resulting from lower market interest rates.

Interest expense

Interest expense remained constant at $0.7 million in the first quarter of 2008 compared with the first quarter of 2007. Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods also includes our outstanding $170.0 million 0.25% convertible senior notes due in March 2011 and includes amortization of debt issuance costs.

Other income

Other income was $0.3 million for the three-month period ended March 31, 2008 compared with $2.6 million for the three-month period ended March 31, 2007. Other income for the three-month period ended March 31, 2007 includes $2.5 million in aggregate milestone payments in connection with our divestitures of oritavancin and Amphotec in 2005.

Income (loss) from Discontinued Operations

The income (loss) from discontinued operations reflects the ongoing impact of the divestiture of our Infergen product line to Valeant which was completed in December 2005. The income from discontinued operations of $0.1 million and the loss of $0.1 million in the three month periods ended March 31, 2008 and 2007, respectively, is comprised of adjustments to our initial product return estimates.

Income Taxes

The $0.3 million income tax benefit for the three month period ended March 31, 2008 relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock.

Liquidity and Capital Resources

At March 31, 2008, we had available cash, cash equivalents and available-for-sale securities of $211.0 million compared to $235.3 million at December 31, 2007. The decrease was primarily driven by the use of cash for our operations. Included in the $211.0 million at March 31, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $6.5 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At March 31, 2008, we held approximately $22.9 million of auction rate securities, classified as long-term assets, which are substantially backed by the federal government. Through March 4, 2008, auctions failed for the entire $22.9 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. However, we have the ability and intent to hold and consider the unrealized losses to be temporary in nature.

Operating Activities

Cash used in operating activities was $23.7 million during the three-month period ended March 31, 2008, comprised primarily of a net loss of $26.3 million. This use of cash was partially offset by increases in other accrued liabilities of approximately $2.1 million and accounts payable of approximately $1.1 million. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $48.7 million during the three-month period ended March 31, 2008, comprised primarily of sales and maturities of short-term investments totaling $91.7 million, partially offset by $42.5 million of short-term investment purchases.

Financing Activities

Cash provided by financing activities of $0.1 million for the three-month period ended March 31, 2008 was due to the receipt of proceeds from issuances of common stock in connection with employee stock option exercises.

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

Recent Accounting Pronouncements

At its December 2007 meeting, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. Effective January 1, 2008, we adopted EITF 07-3. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. Effective January 1, 2008, we adopted SFAS 159 and did not elect to adopt the fair value option under this Statement.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, student loans which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately 2 years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks. Included in our investment portfolio at March 31, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $6.5 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

At March 31, 2008, we held approximately $22.9 million of student loan auction rate securities (original cost of $24.0 million), classified as long-term assets, which are substantially backed by the federal government. Through March 4, 2008, auctions failed for the entire $22.9 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 35 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2008 by effective maturity (in millions, except percentages):

							Fair Value at
					2012 and		March 31,
	2008	2009	2010	2011	Beyond	Total	2008

Assets:
Available-for-sale securities	$149.3	$11.6	$7.2	—	$24.0	$192.1	$192.0
Average interest rate	2.6%	4.0%	4.1%	—	4.0%	2.9%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$170.0	—	$170.0	$192.4
Average interest rate	—	—	—	.25%	—	.25%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but have not entered into any new foreign currency forward contracts since. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2007. Management assessed our internal control over financial reporting as of March 31, 2008, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2008. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby summarize those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2007, in addition to other information and risk factors in this Report. See our Annual Report on Form 10-K for a more comprehensive set of risk factors. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

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

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate the safety and statistically significant and clinically meaningful efficacy of that product for the treatment of the disease. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example:

•	We recently terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. We do not intend to conduct further development of Actimmune for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis.

•	The results of the Shionogi Phase III clinical trial for pirfenidone may not be indicative of the results we will have in our CAPACITY trials. Despite the similarities of the trials, the trials are not the same and different trials can have different results as a result of even small differences in the trials, including differences in the patient population, the manner in which the trial is conducted and external factors.

•	The positive results of the Phase Ia SAD trial and initial Phase Ib MAD trial results for ITMN-191 do not ensure that subsequent trials for ITMN-191 will be successful at any dosing level.

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

Negative conditions in the global markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2008, our long-term investments consisted of high-grade (AAA rated) auction rate securities issued by state municipalities with a fair value of approximately $22.9 million. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. Through March 4, 2008, auctions failed for the entire $22.9 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

Included in our investment portfolio at March 31, 2008 is our investment in Targanta common stock which has a fair value of approximately $6.5 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

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

We had 135 full-time employees as of April 30, 2008, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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
Accounting Officer

Date: May 8, 2008

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