Form 10-Q
period 2008-06-30
INTERMUNE INC
filed 2008-08-07
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 31, 2008, there were 39,303,589 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$67,587	$88,946
Available-for-sale securities	100,354	146,346
Accounts receivable, net of allowances of $45 at June 30, 2008 and $44 at December 31, 2007	2,033	3,117
Inventories	857	1,776
Deferred taxes	1,936	2,275
Prepaid expenses and other current assets	5,932	7,112

Total current assets	178,699	249,572
Non-current available-for-sale securities	20,376	—
Property and equipment, net	7,677	8,118
Acquired product rights, net	417	667
Other assets (includes restricted cash of $1,425 at June 30, 2008 and December 31, 2007)	3,186	4,088

Total assets	$210,355	$262,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,905	$7,392
Accrued compensation	5,103	7,282
Deferred taxes	1,936	2,275
Liability under government settlement	5,981	7,174
Other accrued liabilities	13,452	10,986

Total current liabilities	35,377	35,109
Deferred rent	1,625	1,767
Deferred collaboration revenue	61,353	62,989
Liability under government settlement	23,468	23,468
Convertible notes	170,000	170,000
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock	—	—
Common stock	39	39
Additional paid-in capital	627,448	623,115
Accumulated other comprehensive income	1,600	3,647
Accumulated deficit	(710,555)	(657,689)

Total stockholders’ deficit	(81,468)	(30,888)

Total liabilities and stockholders’ deficit	$210,355	$262,445

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited, in thousands, except per share data)

Revenue, net
Actimmune®	$7,296	$14,533	$15,792	$34,058
Collaboration revenue	818	10,818	1,636	11,636

Total revenue, net	8,114	25,351	17,428	45,694
Costs and expenses:
Cost of goods sold	2,398	3,276	5,584	8,560
Research and development	25,461	27,956	52,642	57,395
General and administrative	7,119	7,090	14,586	16,586
Restructuring charges	—	8,596	—	9,929

Total costs and expenses	34,978	46,918	72,812	92,470

Loss from operations	(26,864)	(21,567)	(55,384)	(46,776)
Other income (expense):
Interest income	1,272	2,544	3,432	5,244
Interest expense	(1,910)	(745)	(2,581)	(1,459)
Other income (expense)	987	(40)	1,268	2,522

Loss from continuing operations before income taxes	(26,515)	(19,808)	(53,265)	(40,469)
Income tax benefit	—	—	(325)	—

Loss from continuing operations	(26,515)	(19,808)	(52,940)	(40,469)
Discontinued operations:
Income (loss) from discontinued operations	(4)	16	74	(128)

Net loss	$(26,519)	$(19,792)	$(52,866)	$(40,597)

Basic and diluted loss per share
Continuing operations	$(0.68)	$(0.58)	$(1.36)	$(1.19)
Discontinued operations	— *	— *	— *	— *

Net loss per share	$(0.68)	$(0.58)	$(1.36)	$(1.19)

Shares used in computing basic and diluted net loss per share	38,956	34,315	38,915	34,190

*	Less than $0.01 per share

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited, in thousands)

Cash flows used in operating activities:
Net loss	$(52,866)	$(40,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,530	2,416
Stock-based compensation expense	3,141	7,853
Deferred taxes	339	—
Realized gains on sales of available for sale securities	(336)	—
Change in unrealized gain on foreign currency cash flow hedge	—	(212)
Deferred rent	(142)	14
Changes in operating assets and liabilities:
Accounts receivable, net	1,084	4,887
Inventories	919	3,400
Other assets	561	1,674
Accounts payable and accrued compensation	(666)	5,507
Other accrued liabilities	1,273	(2,251)
Deferred collaboration revenue	(1,636)	8,363

Net cash used in operating activities	(44,799)	(8,946)

Cash flows from investing activities:
Purchases of property and equipment	(1,318)	(1,724)
Purchases of available-for-sale securities	(100,538)	(42,105)
Sales of available-for-sale securities	72,360	17,000
Maturities of available-for-sale securities	51,744	45,901

Net cash provided by investing activities	22,248	19,072
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,192	4,631

Net cash provided by financing activities	1,192	4,631

Net increase in cash and cash equivalents	(21,359)	14,757
Cash and cash equivalents at beginning of period	88,946	109,386

Cash and cash equivalents at end of period	$67,587	$124,143

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

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company balances and transactions have been eliminated. To date, InterMune Canada Inc. and InterMune Ltd. (U.K.) have been dormant with no assets, liabilities or operations.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our auction rate securities, reserves for doubtful accounts, returns, charge backs, cash discounts and rebates; excess inventories; the effects of inventory purchase commitments on inventory; and certain accrued clinical and preclinical expenses and contingent liabilities. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $0.9 million and $1.8 million at June 30, 2008 and December 31, 2007, respectively, and consisted solely of Actimmune finished goods.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a net payable of approximately $1.7 million at June 30, 2008 and a net payable of $0.1 million at December 31, 2007.

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

The securities excluded were as follows (in thousands):

	As of
	June 30,
	2008	2007

Shares issuable upon exercise of stock options	5,146	5,210
Shares issuable upon conversion of convertible notes	8,432	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net loss	$(26,519)	$(19,792)	$(52,866)	$(40,597)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	39,172	34,579	39,103	34,455
Less: weighted-average shares subject to repurchase	(216)	(264)	(188)	(265)

Weighted-average shares used in computing basic and diluted net loss per share	38,956	34,315	38,915	34,190

Basic and diluted net loss per share	$(0.68)	$(0.58)	$(1.36)	$(1.19)

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Research and development	$347	$2,134	$1,019	$3,967
General and administrative	1,029	2,104	2,122	3,886

Total stock-based compensation expense	$1,376	$4,238	$3,141	$7,853

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as our 0.25% convertible senior notes due March 2011 that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. As a result, there could be a material adverse impact on our consolidated results of operations beginning with our fiscal 2009 year. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application.

At its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.8 million) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$539	$—	$—	$539
Obligations of government-sponsored enterprises	—	108,526	—	108,526
Corporate debt securities	—	19,898	—	19,898
Commercial paper	—	21,971	—	21,971
Targanta common stock	4,840	—	—	4,840
Auction rate securities	—	—	23,404	23,404

Total	$5,379	$150,395	$23,404	$179,178

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 assets consist of student loan auction rate securities (“auction rate securities”) which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our balance sheet. We believe the unrealized losses are temporary in nature. These investments were valued at fair value as of June 30, 2008 using a discounted cash flow analysis. In July 2008, one of our auction rate securities with a fair value of $3.0 million was redeemed at par value and this security has been included in the current portion of our available-for-sale securities as of June 30, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008 (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$27,000
Unrealized loss included in other comprehensive income	(624)
Net settlements	(3,000)

Balance at June 30, 2008	$23,376

4.	INVESTMENT IN TARGANTA COMMON STOCK

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through June 30, 2008. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we could hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2008. We have recorded an unrealized gain, net of taxes, of $2.2 million on approximately 840,000 of those shares valued at approximately $4.8 million at June 30, 2008 representing the portion estimated to qualify for resale within one year. At December 31, 2007, the unrealized gain, net of taxes, was $3.4 million on approximately 630,000 shares valued at $5.7 million.

5.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities, including any unrealized gains (losses)

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on approximately 840,000 shares of Targanta common stock, which represents the portion of our holdings that are estimated to qualify for resale within one year. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(26,519)	$(19,792)	$(52,866)	$(40,597)
Change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $325 in 2008 and $0 in 2007	(1,563)	(78)	(2,047)	(9)
Change in realized and unrealized gain on foreign currency hedge	—	(105)	—	(212)

Comprehensive loss	$(28,082)	$(19,975)	$(54,913)	$(40,818)

Accumulated other comprehensive income consists of the following at (in thousands):

	June 30,	December 31,
	2008	2007

Net unrealized gain on available-for-sale securities, net of tax of $2,600 and $2,275 at June 30, 2008 and December 31, 2007, respectively (including $2,240 and $3,412, respectively, related to Targanta shares)	$1,600	$3,647

6.	CONVERTIBLE DEBT

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “2011 Notes”). The 2011 Notes are convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the 2011 Notes is payable semiannually in arrears on March 1 and September 1 of each year. The 2011 Notes are unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the 2011 Notes are effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. Offering expenses of $5.8 million (subject to adjustment for the extinguishment described below) related to the sale of the 2011 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2011 Notes, which is seven years from the date of issuance.

On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders (the “Holders”) of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes. The 2015 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our existing and future senior debt, including the 2011 Notes, and rank senior in right of payment to all of our existing and future subordinated debt. The 2015 Notes were exchanged by us with the Holders exclusively and solely for the 2011 Notes in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

The terms of the 2015 Notes are substantially similar to the 2011 Notes, except, among other things, the following: (i) the 2015 Notes will mature on March 1, 2015 as opposed to March 1, 2011; (ii) the 2015 Notes bear interest at a rate of 5.00% per annum as opposed to .25% per annum; (iii) holders of the 2015 Notes may convert their 2015 Notes into shares of our common stock at a conversion rate of 52.9661 shares per $1,000 principal amount of notes (representing a conversion price of approximately $18.88 per share), subject to adjustment, whereas holders of the 2011 Notes may convert their 2011 Notes into shares of common stock at a conversion rate of 46.2283 shares per $1,000 principal amount of notes (representing a conversion price of approximately $21.63 per share), subject to adjustment; (iv) the conversion rate for the 2015 Notes will be increased in certain circumstances that constitute a fundamental change of the Company and in connection with a

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholding tax redemption; and (v) we can only settle conversion of the 2015 Notes by delivery of shares of common stock as opposed to our ability to settle conversion of the 2011 Notes by delivery of cash (or a combination of cash and shares) in lieu of shares.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (“EITF 96-19”), the exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, we recorded a non-cash loss on debt extinguishment of $1.1 million during the second quarter of fiscal 2008 comprised of unamortized debt issuance costs related to the 2011 Notes that were exchanged. This non-cash loss has been included in interest expense in our condensed consolidated statements of operations. Debt issuance costs of approximately $0.6 million related to the sale of the 2015 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2015 Notes, which is approximately seven years from the date of issuance. The remaining $85 million in principal amount of the 2011 Notes have not been modified or extinguished.

7.	COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $70.9 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $70.9 million in aggregate milestone payments, $53.5 million in contingent payments would be made by us only if positive Phase III data and registration in the United States and European Union are achieved for pirfenidone. Potential milestone payments of $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

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

Our net revenue for the three- and six-months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Actimmune	$7,296	$14,533	$15,792	$34,058
Collaboration revenue	818	10,818	1,636	11,636

Total net revenue	$8,114	$25,351	$17,428	$45,694

Our net revenue by region for the three- and six-months ended June 30, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

United States	$7,259	$14,496	$15,755	$34,004
Other countries	855	10,855	1,673	11,690

Total net revenue	$8,114	$25,351	$17,428	$45,694

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 52%, 21% and 17%, respectively, of total accounts receivable at June 30, 2008, and four customers represented 43%, 25%, 11% and 10%, respectively, of total accounts receivable at December 31, 2007. No other customer represented more than 10% of accounts receivable at June 30, 2008 or December 31, 2007.

Revenue from customers representing 10% or more of total product revenue during the six month periods ended June 30, 2008 and 2007, was as follows:

	Six Months
	Ended
	June 30,
Customer	2008	2007

CuraScript, Inc.	42%	48%
Nova Factor	29%	5%
Caremark	18%	24%
Merck Medco	1%	13%

9.	INCOME TAXES

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

We file income tax returns in the U.S. federal and various state and local jurisdictions. We are currently under examination by the Internal Revenue Service for the 2005 tax year. Remaining tax years from 1998 through 2006 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of FIN 48 and through June 30, 2008, we did not have any interest or penalties associated with unrecognized tax benefits.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. Subsequent to the discontinuation of our clinical trial of Actimmune for IPF in 2007, we now have the following key development programs in place: pirfenidone for IPF, the HCV protease inhibitor program and a new target in hepatology. We have sustained losses in every year since inception and, as of June 30, 2008, we had an accumulated deficit of $710.6 million.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the six month period ended June 30, 2008, Actimmune accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

In early 2007, we designed a Phase Ib MAD trial of ITMN-191 based on the preliminary safety data from the SAD trial. We later amended our Clinical Trial Authorization, or CTA, for our planned Phase Ib trial to take into consideration new information on the dosing and side effect profiles of competitive protease inhibitors, in vitro and preclinical data on ITMN-191 and the food effect that was observed in the Phase Ia trial. In September 2007, European regulatory authorities approved our amended CTA related to the Phase Ib clinical trial of ITMN-191. The Phase Ib MAD trial is designed to assess the effect on viral kinetics, viral resistance, pharmacokinetics, safety and tolerability of multiple ascending doses of ITMN-191 given as a monotherapy both two and three times per day. The Phase Ib clinical trial began in September 2007, and we announced top-line viral kinetic and safety results from the first four treatment-naïve dose cohorts of the Phase Ib clinical trial in April 2008. In May 2008, we initiated a 14-day study of ITMN-191 with standard of care therapy. This study is proceeding as planned.

Product Development Status

The following chart shows the status of our product development programs as of June 30, 2008:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second Target in hepatology	X

Results of Operations

Revenue

Total revenue was $8.1 million and $25.4 million for the three-month periods ended June 30, 2008 and 2007, respectively, representing a decrease of 68%. This decrease was attributable to a $10.0 million milestone receipt in the second quarter of 2007 resulting from the October 2006 agreement with Roche and a decrease in sales of Actimmune of approximately $7.2 million, or 50%. Total revenue was $17.4 million and $45.7 million for the six-month periods ended June 30, 2008 and 2007, respectively, representing a decrease of 62%. This decrease was attributable to the previously mentioned milestone receipt in 2007 and a decrease in sales of Actimmune of approximately $18.3 million, or 54%. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three- and six-month periods ended June 30, 2008 and 2007, sales of Actimmune accounted for all of our net product revenue. A substantial majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial in 2007, we expect that net sales of Actimmune for the year ended December 31, 2008 will continue to decline.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $2.4 million and $3.3 million for the three-month periods ended June 30, 2008 and 2007, respectively. The gross margin percentage for our products was 67% and 78% for these periods in 2008 and 2007, respectively. During the second quarter of 2008, we recorded a $0.7 million charge for excess inventory to reflect our decision during the latter part of the quarter to ship only current dated product recently received from Boehringer Ingelheim (“BI”) under the new supply agreement. During the second quarter of 2007, we recorded a $0.4 million charge for excess inventory. For the six months ended June 30, 2008, cost of goods sold were $5.6 million compared with $8.6 million for the same period last year. The gross margin percentage for our products was 65% and 75% for these periods in 2008 and 2007, respectively. The decline in dollar value of cost of goods sold for the three- and six-months ended June 30, 2008 compared to the same periods last year reflects the declining Actimmune revenue.

Research and development expenses

Research and development expenses were $25.5 million and $28.0 million for the three-month periods ended June 30, 2008 and 2007, respectively, representing a decrease of $2.5 million or 9%. Research and development expenses were $52.6 million and $57.4 million for the six-month periods ended June 30, 2008 and 2007, respectively, representing a decrease of $4.8 million or 8%. The decreases in spending for the three- and six-month periods ended June 30, 2008 compared with the same periods in 2007 were primarily due to the discontinuation of the INSPIRE trial in March 2007, partially offset by the ITMN 191 Phase I clinical trials which began in May 2007.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $1.0 million and $4.0 million of stock-based compensation in 2008 and 2007, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

Our development program expenses for the six month periods ended June 30, were as follows (in thousands):

Development Program	2008	2007

Pulmonology	$30,152	$33,164
Hepatology	16,364	10,500
Programs — Non-specific	6,126	13,731

Total	$52,642	$57,395

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

General and administrative expenses

General and administrative expenses were $7.1 million for each of the three-month periods ended June 30, 2008 and 2007. For the six-month periods ended June 30, 2008 and 2007, general and administrative expenses were $14.6 million and $16.6 million, respectively, representing a decrease of $2.0 million, or 12%. The decreased spending for the six-month periods ended June 30, 2008 compared with the same period in 2007 was primarily attributable to headcount reductions. In 2008, including stock-based compensation under SFAS 123(R), we expect general and administrative expenses to be in a range of $25.0 million to $30.0 million.

Restructuring charges

As a result of the disappointing INSPIRE trial results, we announced initiatives to reduce our operating expenses. In connection with those initiatives, which were completed as of September 30, 2007, we incurred approximately $8.6 million and $9.9 million in restructuring charges during the three- and six-month periods ended

June 30, 2007, respectively. These costs primarily consist of a $6.8 million termination expense pursuant to our termination agreement and new supply agreement with BI and severance related expenses to implement our announced plan to reduce the workforce by approximately 50%.

Interest income

Interest income decreased to $1.3 million for the three-month period ended June 30, 2008, compared to $2.5 million for the three-month period ended June 30, 2007. Interest income also decreased to $3.4 million for the six-month period ended June 30, 2008, compared to $5.2 million for the six-month period ended June 30, 2007. These decreases reflect decreasing investment yields on our cash and short-term investments resulting from lower market interest rates as well as lower average cash and investment balances.

Interest expense

Interest expense increased to $1.9 million in the second quarter of 2008 compared with the $0.7 million for the second quarter of 2007 and increased to $2.6 million for the six-months ended June 30, 2008 compared with $1.5 million for the comparable period in 2007. Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods also includes interest on our $170.0 million 0.25% convertible notes due in March 2011 (the “2011 Notes”), including the amortization of related debt issuance costs. On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes. Remaining debt issuance costs of approximately $1.1 million, related to the extinguishment of $85.0 million of the existing 2011 Notes, were expensed during the second quarter of 2008 and have been included in interest expense in our condensed consolidated statements of operations.

Other income (expense)

Other income was $1.0 million and $1.3 million for the three- and six-month period ended June 30, 2008, respectively, comprised primarily of a $1.0 million contingent payment in connection with our divestiture of Amphotec in May 2005. This compares with $2.5 million for the six-month period ended June 30, 2007. Other income for the three-month period ended June 30, 2007 was negligible. Other income for the six-months ended June 30, 2007 consists of $2.5 million in aggregate milestone payments in connection with our divestitures of oritavancin and Amphotec in 2005.

Income (loss) from Discontinued Operations

The income (loss) from discontinued operations reflects the ongoing impact of the divestiture of our Infergen product line to Valeant which was completed in December 2005. The income from discontinued operations of $0.1 million and the loss of $0.1 million in the six month periods ended June 30, 2008 and 2007, respectively, is comprised of adjustments to our initial product return estimates.

Income Taxes

The $0.3 million income tax benefit for the six-month period ended June 30, 2008 relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock.

Liquidity and Capital Resources

At June 30, 2008, we had available cash, cash equivalents and available-for-sale securities of $188.3 million compared to $235.3 million at December 31, 2007. The decrease was primarily driven by the use of cash for our operations. Included in the $188.3 million at June 30, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $4.8 million, reflecting the fair market value of approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At June 30, 2008, we held approximately $20.4 million of student loan auction rate securities, which are substantially backed by the federal government. Through March 4, 2008, auctions failed for the entire $20.4 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Therefore, while we continue to believe that the securities have not experienced “other than temporary” losses, we have classified these securities as long term assets. We have the ability and intent to hold the investments until maturity and consider the unrealized losses to be temporary in nature.

Operating Activities

Cash used in operating activities was $44.5 million during the six-month period ended June 30, 2008, comprised primarily of a net loss of $52.9 million. This use of cash was partially offset by increases in other accrued liabilities of approximately $1.3 million and decreases to accounts receivable and inventories of approximately $1.1 million and $0.9 million, respectively. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $21.9 million during the six-month period ended June 30, 2008, comprised primarily of sales and maturities of short-term investments totaling $123.8 million, partially offset by $100.5 million of short-term investment purchases.

Financing Activities

Cash provided by financing activities of $1.2 million for the six-month period ended June 30, 2008 was due to the receipt of proceeds from issuances of common stock in connection with employee stock benefit plans.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2009. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, student loans which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately 2 years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks. Included in our investment portfolio at June 30, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $4.8 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

At June 30, 2008, we held approximately $20.4 million of student loan auction rate securities (original cost of $21.0 million), classified as long-term assets, which are substantially backed by the federal government. Through March 4, 2008, auctions failed for the entire $20.4 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 35 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. In July 2008, one of our auction rate securities with a fair value of $3.0 million was redeemed at par value and this security has been included in the current portion of our available-for-sale securities as of June 30, 2008.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2008 by effective maturity (in millions, except percentages):

							Fair Value at
					2012 and		June 30,
	2008	2009	2010	2011	Beyond	Total	2008

Assets:
Available-for-sale securities	$120.3	$22.8	$10.3	—	$21.0	$174.4	$173.5
Average interest rate	2.4%	3.5%	3.8%	—	3.3%	2.8%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$85.0	—	$85.0	$84.0
Average interest rate	—	—	—	.25%	—	.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$86.1
Average interest rate	—	—	—	—	5.0%	5.0%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory and presently have obligations in euros related to our clinical trials. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but have not entered into any new foreign currency forward contracts since. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2007. Management assessed our internal control over financial reporting as of June 30, 2008, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2008. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376 (the “Jarrett Action”). Plaintiffs allege that they were administered Actimmune, and they purport to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts various claims including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The Company’s initial response to the complaint is due September 22, 2008. The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the action vigorously. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On June 11, 2008, a nearly identical complaint was filed in the United States District Court for the Northern District of California entitled Linda K. Rybkoski v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. CV-08-2916 (the “Rybkoski Action”). Plaintiff alleges that she was administered Actimmune and purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges virtually identical facts to those alleged in the Jarrett Action; it also asserts the same claims and seeks the same relief as in the Jarrett Action. On July 23, 2008, the Rybkoski Action was ordered related to the Jarrett Action and is now pending before the same judge and is proceeding on the same schedule. As with the Jarrett Action, the Company believes it has substantial factual and legal defenses to the claims at issue in the Rybkoski Action and intends to defend the action vigorously. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2008, our long-term investments consisted of high-grade (AAA rated) auction rate securities issued by state municipalities with a fair value of approximately $20.4 million. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. Through March 4, 2008, auctions failed for the entire $20.4 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

Included in our investment portfolio at June 30, 2008 is our investment in Targanta common stock which has a fair value of approximately $4.8 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

Failure to accurately forecast our future Actimmune demand could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated Actimmune revenue trends and competitive market conditions, which are difficult to predict. Based on projected Actimmune revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand. However, more recent projected Actimmune revenue trends resulted in us recording charges of $1.6 million, $4.5 million and $9.1 million in 2007, 2006 and 2005, respectively, for excess inventories from previous years’ contractual purchases. If Actimmune revenue levels experienced in future quarters are substantially below our expectations, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

We had 138 full-time employees as of July 31, 2008, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 13, 2008 in Brisbane, California. Of the 39,033,945 shares of InterMune Common Stock entitled to vote at the meeting, 35,007,358 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

The stockholders elected two directors to serve for the ensuing three years and until his successor is elected. The votes regarding the election of the directors were as follows:

Name	Shares Voted For	Votes Withheld

Louis Drapeau	34,946,168	61,190
James I. Healy, M.D. PhD.	34,985,157	22,201

The stockholders approved the ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008. There were 34,902,261 votes cast for the proposal, 84,250 votes cast against, 20,847 abstentions, and no broker non-votes.

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
Accounting Officer

Date: August 7, 2008

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