Form 10-Q
period 2008-09-30
INTERMUNE INC
filed 2008-11-10
CIK 1087432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 31, 2008, there were 39,330,453 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$77,305	$88,946
Available-for-sale securities	88,911	146,346
Accounts receivable, net of allowances of $57 at September 30, 2008 and $44 at December 31, 2007	2,459	3,117
Inventories	1,903	1,776
Deferred taxes	2,234	2,275
Prepaid expenses and other current assets	3,361	7,112

Total current assets	176,173	249,572
Non-current available-for-sale securities	19,345	—
Property and equipment, net	6,896	8,118
Acquired product rights, net	292	667
Other assets (includes restricted cash of $1,425 at September 30, 2008 and December 31, 2007)	3,074	4,088

Total assets	$205,780	$262,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,900	$7,392
Accrued compensation	6,071	7,282
Deferred taxes	2,234	2,275
Liability under government settlement	6,338	7,174
Other accrued liabilities	14,744	10,986

Total current liabilities	42,287	35,109
Deferred rent	1,525	1,767
Deferred collaboration revenue	60,535	62,989
Liability under government settlement	23,468	23,468
Convertible notes	170,000	170,000
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock	—	—
Common stock	39	39
Additional paid-in capital	629,950	623,115
Accumulated other comprehensive income	1,062	3,647
Accumulated deficit	(723,086)	(657,689)

Total stockholders’ deficit	(92,035)	(30,888)

Total liabilities and stockholders’ deficit	$205,780	$262,445

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Revenue, net
Actimmune®	$7,505	$10,553	$23,297	$44,611
Collaboration revenue	15,818	818	17,454	12,454

Total revenue, net	23,323	11,371	40,751	57,065
Costs and expenses:
Cost of goods sold	1,692	3,491	7,276	12,051
Research and development	25,665	23,438	78,307	80,833
General and administrative	7,879	6,380	22,465	22,966
Acquired research and development milestone	—	7,500	—	7,500
Restructuring charges	—	317	—	10,246

Total costs and expenses	35,236	41,126	108,048	133,596

Loss from operations	(11,913)	(29,755)	(67,297)	(76,531)
Other income (expense):
Interest income	1,212	2,510	4,644	7,754
Interest expense	(1,520)	(726)	(4,101)	(2,185)
Other income (expense)	18	(196)	1,286	2,326

Loss from continuing operations before income taxes	(12,203)	(28,167)	(65,468)	(68,636)
Income tax expense	325	—	—	—

Loss from continuing operations	(12,528)	(28,167)	(65,468)	(68,636)
Discontinued operations:
Income (loss) from discontinued operations	(3)	5,043	71	4,915

Net loss	$(12,531)	$(23,124)	$(65,397)	$(63,721)

Basic and diluted loss per share
Continuing operations	$(0.32)	$(0.81)	$(1.68)	$(1.99)
Discontinued operations	— *	0.15	— *	0.14

Net loss per share	$(0.32)	$(0.66)	$(1.68)	$(1.85)

Shares used in computing basic and diluted net loss per share	39,031	34,801	38,954	34,394

*	Less than $0.01 per share

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows used in operating activities:
Net loss	$(65,397)	$(63,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,659	3,632
Stock-based compensation expense	5,182	10,543
Deferred taxes	41	—
Realized gains on sales of available for sale securities	(336)	—
Change in unrealized gain on foreign currency cash flow hedge	—	(212)
Deferred rent	(242)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	658	6,567
Inventories	(127)	5,594
Other assets	3,111	1,890
Accounts payable and accrued compensation	4,297	(4,392)
Other accrued liabilities	2,922	3,800
Deferred collaboration revenue	(2,454)	7,545

Net cash used in operating activities	(47,686)	(28,759)

Cash flows from investing activities:
Purchases of property and equipment	(1,408)	(2,047)
Purchases of available-for-sale securities	(109,128)	(66,266)
Sales of available-for-sale securities	73,139	20,000
Maturities of available-for-sale securities	71,789	65,230

Net cash provided by investing activities	34,392	16,917
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,653	80,576

Net cash provided by financing activities	1,653	80,576

Net (decrease) increase in cash and cash equivalents	(11,641)	68,734
Cash and cash equivalents at beginning of period	88,946	109,386

Cash and cash equivalents at end of period	$77,305	$178,120

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our auction rate securities, reserves for doubtful accounts, returns, chargebacks, cash discounts and rebates; excess/obsolete inventories; the effects of inventory purchase commitments on inventory; and certain accrued clinical and preclinical expenses and contingent liabilities. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.9 million and $1.8 million at September 30, 2008 and December 31, 2007, respectively, and consisted solely of Actimmune finished goods.

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

Collaboration revenue derived from our agreement with Roche generally includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated term of our continuing involvement. Milestone payments received under our Roche collaboration agreement related to events that are substantively at risk at the initiation of the agreement are recognized as revenue when the milestones, as defined in the contract, are achieved and collectibility of the milestone is assured.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net payable of approximately $5.8 million at September 30, 2008 and a net payable of $0.1 million at December 31, 2007.

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

The securities excluded were as follows (in thousands):

	As of
	September 30,
	2008	2007

Shares issuable upon exercise of stock options	5,077	4,877
Shares issuable upon conversion of convertible notes	8,432	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net loss	$(12,531)	$(23,124)	$(65,397)	$(63,721)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	39,294	35,054	39,166	34,656
Less: weighted-average shares subject to repurchase	(263)	(253)	(212)	(262)

Weighted-average shares used in computing basic and diluted net loss per share	39,031	34,801	38,954	34,394

Basic and diluted net loss per share	$(0.32)	$(0.66)	$(1.68)	$(1.85)

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Research and development	$936	$1,169	$1,955	$5,136
General and administrative	1,105	1,521	3,227	5,407

Total stock-based compensation expense	$2,041	$2,690	$5,182	$10,543

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3). This FSP, which was effective upon release, clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this Staff Position did not have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as our 0.25% convertible senior notes due March 2011 that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. As a result, there could be a material adverse impact on our consolidated results of operations beginning with our fiscal 2009 year. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.7 million) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$773	$—	$—	$773
Obligations of government-sponsored enterprises	—	82,703	—	82,703
Corporate debt securities	—	19,089	—	19,089
Commercial paper	—	34,921	—	34,921
Targanta common stock	5,586	—	—	5,586
Auction rate securities	—	—	19,373	19,373

Total	$6,359	$136,713	$19,373	$162,445

Level 3 assets consist of student loan auction rate securities (“auction rate securities”) which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our balance sheet. We believe the unrealized losses are temporary in nature. These investments were recorded at fair value as of September 30, 2008 based on a discounted cash flow analysis. Since December 31, 2007, two of our auction rate securities with an aggregate fair value of $6.0 million were redeemed at par value. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008 (in thousands):

Auction Rate
Securities

Balance at December 31, 2007	$27,000
Unrealized loss included in other comprehensive income	(1,655)
Net settlements	(6,000)

Balance at September 30, 2008	$19,345

4.	INVESTMENT IN TARGANTA COMMON STOCK

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through September 30, 2008. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we could hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2008. We have recorded an unrealized gain, net of taxes, of $3.3 million on approximately 840,000 of those shares valued at approximately $5.6 million at September 30, 2008 representing the portion estimated to qualify for resale within one year. At December 31, 2007, the unrealized gain, net of taxes, was $3.4 million on approximately 630,000 shares valued at $5.7 million.

5.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities, including any unrealized gains (losses) on approximately 840,000 shares of Targanta common stock, which represents the portion of our holdings that are estimated to qualify for resale within one year. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(12,531)	$(23,124)	$(65,397)	$(63,721)
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $325 and $0 in the three- and nine-months ended September 30, 2008, respectively, and $0 for each period in 2007	(538)	108	(2,585)	99
Change in realized and unrealized gain on foreign currency hedge	—	—	—	(212)

Comprehensive loss	$(13,069)	$(23,016)	$(67,982)	$(63,834)

Accumulated other comprehensive income consists of the following at (in thousands):

	September 30,	December 31,
	2008	2007

Net unrealized gain on available-for-sale securities, net of tax of $2,275 at September 30, 2008 and December 31, 2007, (including $3,311 and $3,412, respectively, related to Targanta shares)	$1,062	$3,647

6.	CONVERTIBLE DEBT

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Notes, and rank senior in right of payment to all of our existing and future subordinated debt. The 2015 Notes were exchanged by us with the Holders exclusively and solely for the 2011 Notes in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

The terms of the 2015 Notes are substantially similar to the 2011 Notes, except, among other things, the following: (i) the 2015 Notes will mature on March 1, 2015 as opposed to March 1, 2011; (ii) the 2015 Notes bear interest at a rate of 5.00% per annum as opposed to .25% per annum; (iii) holders of the 2015 Notes may convert their 2015 Notes into shares of our common stock at a conversion rate of 52.9661 shares per $1,000 principal amount of notes (representing a conversion price of approximately $18.88 per share), subject to adjustment, whereas holders of the 2011 Notes may convert their 2011 Notes into shares of common stock at a conversion rate of 46.2283 shares per $1,000 principal amount of notes (representing a conversion price of approximately $21.63 per share), subject to adjustment; (iv) the conversion rate for the 2015 Notes will be increased in certain circumstances that constitute a fundamental change of the Company and in connection with a withholding tax redemption; and (v) we can only settle conversion of the 2015 Notes by delivery of shares of common stock as opposed to our ability to settle conversion of the 2011 Notes by delivery of cash (or a combination of cash and shares) in lieu of shares.

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

Legal Proceedings

On May 8, 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376 (the “Jarrett Action”). Plaintiffs alleged that they were administered Actimmune, and they purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of idiopathic pulmonary fibrosis (“IPF”) and promoted Actimmune for IPF. The complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought equitable relief.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 11, 2008, a nearly identical complaint was filed in the United States District Court for the Northern District of California entitled Linda K. Rybkoski v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. CV-08-2916 (the “Rybkoski Action”). Plaintiff in this action alleged that she was administered Actimmune and purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged virtually identical facts to those alleged in the Jarrett Action; it also asserted the same claims against the Company and sought the same relief. On July 23, 2008, the Rybkoski Action was ordered related to the Jarrett Action and is now pending before the same judge and is proceeding on the same schedule.

On August 8, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Zurich American Insurance Company v. Genentech, Inc., InterMune, Inc., and W. Scott Harkonen, Case No. CV-08-3797 (the “Zurich Action”). Plaintiff in the Zurich Action, which allegedly provides health and pharmacy benefits to its insureds in the 50 states, the District of Columbia, and several U.S. territories, alleged that it paid for prescriptions of Actimmune and purported to sue on behalf of a class of third-party payors of Actimmune. The complaint alleged similar facts to those alleged in the Jarrett and Rybkoski Actions, and it also asserted civil RICO, unfair competition, various state consumer protection, and unjust enrichment claims against the Company. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, prejudgment interest on all damages, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought a declaration that the conduct alleged was unlawful, as well as injunctive relief. On September 5, 2008, the Zurich Action was ordered related to the Jarrett Action and is now pending before the same judge and is proceeding on the same schedule.

On September 26, 2008, Plaintiffs in the Jarrett, Rybkoski, and Zurich Actions filed an identical First Amended Class Action Complaint in all three actions. The First Amended Complaint, a putative nationwide class action on behalf of consumers and other end-payors of Actimmune, is very similar to the first complaint that was filed in the Jarrett Action. It alleges the same basic facts, namely, that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The First Amended Complaint asserts various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The First Amended Complaint seeks various damages in an unspecified amount, including the same categories of damages and other relief that were originally sought in the Jarrett Action.

On October 20, 2008, InterMune and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. Plaintiffs’ consolidated opposition to these motions is due on November 10, 2008, with defendants’ reply briefs due on November 24, 2008. A hearing on the motions to dismiss is currently scheduled for December 8, 2008, although a final ruling from the court is not expected until the first quarter of 2009. The court has stayed discovery until at least the time of the December 8, 2008 hearing.

On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks appropriate equitable relief. On October 9, 2008, Plaintiff filed a Motion to Relate the GEHA Action to the Jarrett Action. The court has not yet ruled on this motion, but we expect it to be granted because InterMune and the other defendants did not oppose the motion.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the actions vigorously. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interests of our shareholders. We cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Our net revenue for the three- and nine-months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Actimmune	$7,505	$10,553	$23,297	$44,611
Collaboration revenue	15,818	818	17,454	12,454

Total net revenue	$23,323	$11,371	$40,751	$57,065

Our net revenue by region for the three- and nine-months ended September 30, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$7,494	$10,523	$23,249	$44,527
Other countries	15,829	848	17,502	12,538

Total net revenue	$23,323	$11,371	$40,751	$57,065

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 36%, 34% and 15%, respectively, of total accounts receivable at September 30, 2008, and four customers represented 43%, 25%, 11% and 10%, respectively, of total accounts receivable at December 31, 2007. No other customer represented more than 10% of accounts receivable at September 30, 2008 or December 31, 2007.

Revenue from customers representing 10% or more of total product revenue during the nine month periods ended September 30, 2008 and 2007, was as follows:

	Nine Months
	Ended
	September 30,
Customer	2008	2007

CuraScript, Inc.	42%	49%
Nova Factor	30%	6%
Caremark	17%	24%
Merck Medco	1%	12%

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

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

We file income tax returns in the U.S. federal and various state and local jurisdictions. The 2005 tax year which we had previously been under examination by the Internal Revenue Service has been reviewed and accepted. Remaining tax years from 1998 through 2007 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of FIN 48 and through September 30, 2008, we did not have any interest or penalties associated with unrecognized tax benefits.

The $0.3 million income tax expense for the three-month period ended September 30, 2008 reverses the income tax benefit of the same amount recorded during the first quarter of 2008 and reflects the decline in the fair value of our investment in Targanta common stock since December 31, 2007. The benefit recorded during the first quarter of 2008 relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock. See also note 4.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. Subsequent to the discontinuation of our clinical trial of Actimmune for IPF in 2007, we now have the following key development programs in place: pirfenidone for IPF, the HCV protease inhibitor program and a new target in hepatology. We have sustained losses in every year since inception and, as of September 30, 2008, we had an accumulated deficit of $723.1 million.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the nine month period ended September 30, 2008, Actimmune accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Results from scientific studies presented at the Digestive Disease Week medical conference in May 2005 have identified protease inhibitors as a promising therapeutic class. In 2005, we presented several abstracts demonstrating high potency, favorable pharmacokinetics, including uptake into the liver, and encouraging tolerability for our two lead oral HCV protease inhibitor compounds. In the third quarter of 2005, we chose “ITMN-191” (formerly known as ITMN B) as our lead compound and have advanced this compound through toxicology and other clinical trial authorization-enabling studies. We submitted a Clinical Trial Authorisation (“CTA”) with the French Medicinal and Biological Products Evaluation Directorate for this lead compound during the third quarter of 2006. In addition, we are pursuing research related to other small molecules for follow-on compounds to ITMN 191 as well as second-generation protease inhibitors. Under the Collaboration Agreement with Roche, we are collaborating to develop and commercialize products from our HCV protease inhibitor program, including our lead candidate compound ITMN-191, which entered Phase Ia clinical trials late in 2006 and Phase Ib clinical trials in September 2007 and May 2008, and novel second-generation HCV protease inhibitors.

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

We are currently developing one clinically advanced compound for the treatment of IPF, pirfenidone. Pirfenidone is an orally available small molecule. It may have activity in multiple fibrotic indications, and in vitro experiments show that it inhibits collagen synthesis, down-regulates profibrotic and proinflammatory cytokines and decreases fibroblast proliferation. In 2004, the FDA granted pirfenidone orphan drug status in the United States, and the EMEA granted pirfenidone orphan drug designation in the European Union, for the treatment of IPF. To develop and commercialize pirfenidone for all fibrotic diseases, we have acquired from Marnac, Inc. and KDL GmbH all of their remaining worldwide rights to the compound. Shionogi and Co. Ltd., or Shionogi, holds the rights to pirfenidone in Japan, Korea and Taiwan. Both we and Shionogi have undertaken clinical trials seeking to demonstrate that pirfenidone may positively affect lung function and disease progression in patients with IPF.

In December 2006, Shionogi reported positive results from its pivotal Phase III trial conducted in Japan evaluating pirfenidone for the treatment of patients with IPF. The trial was designed to evaluate a high-dose treatment regimen versus a placebo for 52 weeks. A low-dose treatment arm was also included. The Shionogi Phase III trial, in which 261 patients were enrolled and which used a measure of lung function called vital capacity, or VC, as the primary endpoint, showed that pirfenidone significantly slowed the worsening of the disease. Both the high-dose group and the low-dose group showed statistically significant positive results as compared to a placebo for the primary endpoint. Additionally, a statistically significant improvement was seen in progression-free survival, a key secondary endpoint, for the high-dose group compared to a placebo. In March 2007, Shionogi submitted an application to the Japanese Health Authorities for approval to market pirfenidone and on October 16, 2008 received approval to market pirfenidone for the treatment of patients with IPF in Japan.

We have completed patient enrollment in our CAPACITY trials for pirfenidone. Our CAPACITY trials, which were initiated in April 2006, include two separate, concurrent Phase III trials conducted at 110 centers in North America and Europe. In May 2007, we completed enrollment of 779 patients with mild to moderate forms of IPF in the trials following our decision to refine and expand the CAPACITY program to include an increase in the number of patients enrolled and a lengthening of the treatment duration. We made these refinements based on the data from the Shionogi Phase III trial and the knowledge gained from the recently unblinded placebo arm of our INSPIRE trial for Actimmune. We began our CAPACITY trials following Shionogi’s successful Phase II clinical trial in which pirfenidone was generally well tolerated, with the most frequent side effects reported being photosensitivity rash and gastrointestinal symptoms. The primary endpoint of our CAPACITY trials is lung function, as measured by change in forced vital capacity, or FVC, which is believed to be an important measure of disease progression in IPF. Our CAPACITY program is designed similarly to the Shionogi Phase III trial in that the maximum doses, on a mg/kg basis, are approximately the same and the primary endpoints (FVC versus VC) are expected to be clinically very similar. The CAPACITY trials are longer (72 weeks versus 52 weeks) than the Shionogi Phase III trial, which we anticipate will allow for better statistical power to detect the efficacy of pirfenidone. We anticipate that top-line results for the CAPACITY trials will be available in January or February 2009.

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

Product Development Status

The following chart shows the status of our product development programs as of September 30, 2008:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone — Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X
Hepatology
ITMN-191 — Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second Target in hepatology	X

Results of Operations

Revenue

Total revenue was $23.3 million and $11.4 million for the three-month periods ended September 30, 2008 and 2007, respectively, representing an increase of 105%. This increase was attributable to a $15.0 million milestone receipt in the third quarter of 2008 resulting from the October 2006 agreement with Roche, partially offset by a decrease in sales of Actimmune of approximately $3.0 million, or 29%. Total revenue was $40.8 million and $57.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively, representing a decrease of 29%. This decrease was attributable to a decrease in sales of Actimmune of approximately $21.3 million, or 48%, partially offset by the previously mentioned $15.0 million milestone receipt in 2008 compared with a $10.0 million milestone receipt from Roche in 2007. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three- and nine-month periods ended September 30, 2008 and 2007, sales of Actimmune accounted for all of our net product revenue. A substantial majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $1.7 million and $3.5 million for the three-month periods ended September 30, 2008 and 2007, respectively. The gross margin percentage for our products was 78% and 67% for these periods in 2008 and 2007, respectively. During the third quarter of 2007, we recorded a $1.2 million charge for excess inventory. For the nine months ended September 30, 2008, cost of goods sold were $7.3 million, including a $0.7 million charge for excess inventory, compared with $12.1 million, including a $1.6 million charge for excess inventory, for the same period last year. The gross margin percentage for our products was 69% and 73% for these periods in 2008 and 2007, respectively. The decline in dollar value of cost of goods sold for the three- and nine-months ended September 30, 2008 compared to the same periods last year reflects the declining Actimmune revenue.

Research and development expenses

Research and development expenses were $25.7 million and $23.4 million for the three-month periods ended September 30, 2008 and 2007, respectively, representing an increase of $2.2 million or 10%. The increase reflects costs associated with the ITMN 191 Phase I clinical trials, which began in May 2007. Research and development expenses were $78.3 million and $80.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively, representing a decrease of $2.5 million or 3%. The decrease in spending for the nine-month period ended September 30, 2008 compared with the same period in 2007 was primarily due to the discontinuation of the INSPIRE trial in March 2007, partially offset by the ITMN 191 Phase I clinical trials.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $2.0 million and $5.1 million of stock-based compensation in 2008 and 2007, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

Our development program expenses for the nine month periods ended September 30, were as follows (in thousands):

Development Program	2008	2007

Pulmonology	$43,967	$43,981
Hepatology	24,813	15,630
Programs — Non-specific	9,527	21,222

Total	$78,307	$80,833

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

General and administrative expenses

General and administrative expenses were $7.9 million for the three-month period ended September 30, 2008 and $6.4 million for the same period in 2007, an increase of $1.5 million, or 23%. This increase is primarily attributed to legal expenses in connection with the lawsuits filed against the company earlier in 2008 and preparation costs related to the anticipated commercialization of pirfenidone. For the nine-month periods ended September 30, 2008 and 2007, general and administrative expenses were $22.5 million and $23.0 million, respectively, representing a decrease of $0.5 million, or 2%. The decreased spending for the nine-month periods ended September 30, 2008 compared with the same period in 2007 was primarily attributable to headcount reductions, partially offset by the previously mentioned legal expenses and preparation costs related to the commercialization of pirfenidone. In 2008, including stock-based compensation under SFAS 123(R), we expect general and administrative expenses to be in a range of $25.0 million to $30.0 million.

Restructuring charges

As a result of the disappointing INSPIRE trial results, we announced initiatives to reduce our operating expenses. In connection with those initiatives, which were completed as of September 30, 2007, we incurred approximately $0.3 million and $10.2 million in restructuring charges during the three- and nine-month periods ended September 30, 2007, respectively. These costs primarily consist of a $6.8 million termination expense pursuant to our termination agreement and new supply agreement with BI and severance related expenses to reduce the workforce by approximately 50%.

Interest income

Interest income decreased to $1.2 million for the three-month period ended September 30, 2008, compared to $2.5 million for the three-month period ended September 30, 2007. Interest income also decreased to $4.6 million for the nine-month period ended September 30, 2008, compared to $7.8 million for the nine-month period ended September 30, 2007. These decreases reflect decreasing investment yields on our cash and short-term investments resulting from lower market interest rates as well as lower average cash and investment balances.

Interest expense

Interest expense increased to $1.5 million in the third quarter of 2008 compared with the $0.7 million for the third quarter of 2007 and increased to $4.1 million for the nine-months ended September 30, 2008 compared with $2.2 million for the comparable period in 2007. Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods in 2007 includes interest on our $170.0 million 0.25% convertible notes due in March 2011 (the “2011 Notes”), including the amortization of related debt issuance costs. On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes. Remaining debt issuance costs of approximately $1.1 million, related to the extinguishment of $85.0 million of the existing 2011 Notes, were expensed during the second quarter of 2008 and have been included in interest expense in our condensed consolidated statements of operations.

Other income(expense)

Other income was negligible for the three months ended September 30, 2008 compared with expense of $0.2 million for the same period in 2007. Other income was $1.3 million and $2.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Other income for the nine months ended September 30, 2008 is comprised primarily of a $1.0 million contingent payment in connection with our divestiture of Amphotec in May 2005. Other income for the nine-months ended September 30, 2007 consists of $2.5 million in aggregate milestone payments in connection with our divestitures of oritavancin and Amphotec, each in 2005.

Income (loss) from discontinued operations

The income (loss) from discontinued operations reflects the ongoing impact of the divestiture of our Infergen product line to Valeant which was completed in December 2005. The negligible income (loss) from discontinued operations for the three-and nine-month periods ended September 30, 2008 is comprised of adjustments to our initial product return estimates. Income from discontinued operations for the three- and nine-months ended September 30, 2007 includes a $5.0 million clinical related milestone which was received in July 2007.

Income Taxes

The $0.3 million income tax expense for the three-month period ended September 30, 2008 reverses the income tax benefit of the same amount recorded during the first quarter of 2008 and reflects the decline in the fair value of our investment in Targanta common stock since December 31, 2007. The benefit recorded during the first quarter of 2008 relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock.

Liquidity and Capital Resources

At September 30, 2008, we had available cash, cash equivalents and available-for-sale securities of $185.6 million compared to $235.3 million at December 31, 2007. The decrease was primarily driven by the use of cash for our operations. Included in the $185.6 million at September 30, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $5.6 million, reflecting the fair market value of approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At September 30, 2008, we held approximately $19.4 million of student loan auction rate securities, which are substantially backed by the federal government. Through March 4, 2008, auctions failed for the entire $19.4 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Therefore, while we continue to believe that the securities have not experienced “other than temporary” losses, we have classified these securities as long term assets. We have the ability and intent to hold the investments until maturity and consider the unrealized losses to be temporary in nature.

Operating Activities

Cash used in operating activities was $47.7 million during the nine-month period ended September 30, 2008, comprised primarily of a net loss of $65.4 million. This use of cash was partially offset by increases in accounts payable and accrued compensation of $4.3 million and other accrued liabilities of approximately $2.9 million and a decrease to other assets of approximately $3.1 million. The increase in accounts payable reflects the growth in our payable to Roche under the collaboration agreement and the increase in other accrued liabilities relates to Phase I clinical trial activity for ITMN 191. The decrease in other assets reflects the receipt of Actimmune inventory from our supplier which had been paid for in 2007 in connection with our new supply agreement. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $34.4 million during the nine-month period ended September 30, 2008, comprised primarily of sales and maturities of short-term investments totaling $144.9 million, partially offset by $109.1 million of short-term investment purchases.

Financing Activities

Cash provided by financing activities of $1.7 million for the nine-month period ended September 30, 2008 was due to the receipt of proceeds from issuances of common stock in connection with employee stock benefit plans.

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

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3). This FSP, which was effective upon release, clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this Staff Position did not have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as our 0.25% convertible senior notes due March 2011 that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. As a result, there could be a material adverse impact on our consolidated results of operations beginning with our fiscal 2009 year. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are in the process of evaluating the impact of adopting this pronouncement and have not determined whether it will have a material impact, but its adoption would not affect reported amounts of net loss.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, student loans which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately 2 years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks. Included in our investment portfolio at September 30, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $5.6 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

At September 30, 2008, we held approximately $19.4 million of student loan auction rate securities (original cost of $21.0 million), classified as long-term assets, which are substantially backed by the federal government. Through March 4, 2008, auctions failed for the entire $19.4 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an “other than temporary” impairment charge on these investments. We currently believe these securities are not significantly or permanently impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 35 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2008 by effective maturity (in millions, except percentages):

							Fair Value at
					2012 and		September 30,
	2008	2009	2010	2011	Beyond	Total	2008

Assets:
Available-for-sale securities	$61.1	$58.4	$18.3	—	$21.0	$158.8	$156.9
Average interest rate	2.2%	3.0%	3.6%	—	3.3%	2.8%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$85.0	—	$85.0	$75.2
Average interest rate	—	—	—	.25%	—	.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$86.3
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year, and concluded that our internal control over financial reporting was effective as of December 31, 2007. Management assessed our internal control over financial reporting as of September 30, 2008, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376 (the “Jarrett Action”). Plaintiffs alleged that they were administered Actimmune, and they purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of idiopathic pulmonary fibrosis (“IPF”) and promoted Actimmune for IPF. The complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought equitable relief.

On June 11, 2008, a nearly identical complaint was filed in the United States District Court for the Northern District of California entitled Linda K. Rybkoski v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. CV-08-2916 (the “Rybkoski Action”). Plaintiff in this action alleged that she was administered Actimmune and purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged virtually identical facts to those alleged in the Jarrett Action; it also asserted the same claims against the Company and sought the same relief. On July 23, 2008, the Rybkoski Action was ordered related to the Jarrett Action and is now pending before the same judge and is proceeding on the same schedule.

On August 8, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Zurich American Insurance Company v. Genentech, Inc., InterMune, Inc., and W. Scott Harkonen, Case No. CV-08-3797 (the “Zurich Action”). Plaintiff in the Zurich Action, which allegedly provides health and pharmacy benefits to its insureds in the 50 states, the District of Columbia, and several U.S. territories, alleged that it paid for prescriptions of Actimmune and purported to sue on behalf of a class of third-party payors of Actimmune. The complaint alleged similar facts to those alleged in the Jarrett and Rybkoski Actions, and it also asserted civil RICO, unfair competition, various state consumer protection, and unjust enrichment claims against the Company. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, prejudgment interest on all damages, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought a declaration that the conduct alleged was unlawful, as well as injunctive relief. On September 5, 2008, the Zurich Action was ordered related to the Jarrett Action and is now pending before the same judge and is proceeding on the same schedule.

On September 26, 2008, Plaintiffs in the Jarrett, Rybkoski, and Zurich Actions filed an identical First Amended Class Action Complaint in all three actions. The First Amended Complaint, a putative nationwide class action on behalf of consumers and other end-payors of Actimmune, is very similar to the first complaint that was filed in the Jarrett Action. It alleges the same basic facts, namely, that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The First Amended Complaint asserts various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The First Amended Complaint seeks various damages in an unspecified amount, including the same categories of damages and other relief that were originally sought in the Jarrett Action.

On October 20, 2008, InterMune and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. Plaintiffs’ consolidated opposition to these motions is due on November 10, 2008, with defendants’ reply briefs due on November 24, 2008. A hearing on the motions to dismiss is currently scheduled for December 8, 2008, although a final ruling from the court is not expected until the first quarter of 2009. The court has stayed discovery until at least the time of the December 8, 2008 hearing.

On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks appropriate equitable relief. On

October 9, 2008, Plaintiff filed a Motion to Relate the GEHA Action to the Jarrett Action. The court has not yet ruled on this motion, but we expect it to be granted because InterMune and the other defendants did not oppose the motion.

The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the actions vigorously. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interests of our shareholders. We cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

On October 16, 2006, we entered into the Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which is in Phase Ib clinical trials. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. Assuming that we continue to successfully develop and commercialize these product candidates, under the terms of the Collaboration Agreement we are entitled to receive reimbursement and sharing of expenses incurred in connection with the development of these product candidates and additional milestone payments from Roche. As a result, Roche is providing 67% of the development costs for ITMN-191. In addition, if any of the product candidates we have licensed to Roche are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. Roche may terminate the Collaboration Agreement in its entirety, in any country, subject to certain limitations for major countries, or with respect to any product or product candidate licensed under the Collaboration Agreement for any reason on nine months’ written notice. If the Collaboration Agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business could be materially adversely affected.

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

Risks Related to Government Regulation and Approval of our Products and Product Candidates

If we fail to comply or have in the past failed to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, we could be subject to regulatory enforcement action by the FDA or other governmental authorities as well as follow-on actions filed by consumers and other end-payors, which actions could result in substantial fines, sanctions and damage awards against us, any of which could harm our business.

Physicians may prescribe commercially available drugs for uses that are not described in the product’s labeling and that differ from those uses tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, even though the FDA has not approved the use of Actimmune for the treatment of IPF, we are aware that physicians are, and have in the past, prescribing Actimmune for the treatment of IPF. Substantially all of our Actimmune revenue is derived from physicians’ prescriptions for off-label use for IPF. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict manufacturers’ communications on the subject of off-label use. Companies may not promote FDA approved drugs for off-label uses. Accordingly, we may not promote Actimmune for the treatment of IPF. The FDA and other governmental authorities actively enforce regulations prohibiting promotion of off-label uses. The federal government has levied large civil and criminal fines against manufacturers for alleged improper promotion, including us in October 2006 in connection with our reaching comprehensive settlement with the government to resolve all claims as it relates to our promotional activities with respect to Actimmune, and the FDA has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which certain promotional conduct is changed or curtailed. We are aware of many instances, including our own experience as it relates to Actimmune, in which the Office of the Inspector General of the FDA has sought and secured criminal penalties and/or a corporate integrity agreement against pharmaceutical manufacturers requiring payment of substantial fines and monitoring of certain promotional activities to ensure compliance with FDA regulations We engage in medical education activities that are subject to scrutiny under the FDA’s regulations relating to off-label promotion. While we believe we are currently in compliance with these regulations, the regulations are subject to varying interpretations, which are evolving.

If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to off-label promotion in connection with past or future activities, we could be subject to civil and/or criminal fines and sanctions such as those noted above in this risk factor, any of which would have an adverse effect on our revenue, business and financial prospects. As a follow-on to such governmental enforcement actions, consumers and other end-payors of the product may initiate action against us claiming, among other things, fraudulent misrepresentation, civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. For example, as a follow-on to the subpoena we received from the U.S. Department of Justice with respect to our promotional and marketing activities in connection with Actimmune and the resulting settlement we reached with the government in October 2006, we have had various class action suits filed against us by consumers and other end-payors of Actimmume as discussed in more detail above in “Item 1. Legal Proceedings”. If the plaintiffs in such follow-on actions are successful , we could be subject to various damages, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs, any of which would also have an adverse effect on our revenue, business and financial prospects.

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

Our investment securities include high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2008, our long-term investments consisted of high-grade (AAA rated) auction rate securities issued by state municipalities with a fair value of approximately $19.4 million. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any significant realized gains or losses on our auction rate securities or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment and record an impairment charge in the statement of operations. Through March 4, 2008, auctions failed for the entire $19.4 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

Included in our investment portfolio at September 30, 2008 is our investment in Targanta common stock which has a fair value of approximately $5.6 million, reflecting approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. If we attempt to sell all or a portion of these shares in a limited number of transactions either through the public markets or in one or more private transactions, we could be required to do so at a substantial discount to the quoted market price given the limited historical trading activity of this security.

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

We had 136 full-time employees as of October 31, 2008, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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
Accounting Officer

Date: November 7, 2008

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