Form 10-K
period 2008-12-31
INTERMUNE INC
filed 2009-03-16
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, the aggregate market value (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) of the voting and non-voting stock held by non-affiliates of the registrant was $95,109,071, which excludes an aggregate of 32,020,139 shares of the registrant’s common stock held by officers and directors and by each person known by the registrant to own 5% or more of the registrant’s outstanding common stock as of June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 28, 2009, the number of outstanding shares of the registrant’s common stock was 43,364,648 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

INTERMUNE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. During 2005, we divested the Amphotec® (amphotericin B cholesteryl sulfate complex for injection) product as well as the oritavancin compound. Until December 2005, our revenue base was provided primarily from the sales of two products, Actimmune® (interferon gamma-1b) and Infergen® (consensus interferon alfacon-1). As part of our efforts to refocus our corporate strategy, we completed the sale of the Infergen product, including related intellectual property rights and inventory, to a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”) in December 2005. Concurrent with the above transaction, we made the decision to significantly reduce our investment in field-based idiopathic pulmonary fibrosis (“IPF”) disease awareness activities, which, when combined with the sale of our Infergen assets, led to a significant headcount reduction of approximately 160 full time equivalent employees. In October 2006, we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Hoffmann-LaRoche Inc. and F. Hoffmann-LaRoche Ltd. (collectively, “Roche”) to develop and commercialize products from our chronic hepatitis C virus (“HCV”) protease inhibitor program, including our lead candidate compound ITMN-191. In October 2006, we also reached a comprehensive settlement with the government concerning promotional activities for Actimmune by former employees during a period that ended in June 2003. The settlement resolved all outstanding government investigations of InterMune without criminal sanctions. As part of the settlement, we also entered into corporate integrity and deferred prosecution agreements with the government. Effective March 2007, as a result of disappointing clinical trial results and based upon the recommendation of the study’s independent data monitoring committee (“DMC”), we discontinued further development of Actimmune for IPF. Subsequent to the discontinuation of Actimmune for IPF, we now have the following key development programs in place: pirfenidone for IPF and the HCV protease inhibitor program. We have sustained losses in every year since inception and, as of December 31, 2008, we had an accumulated deficit of $755.4 million.

Our total revenue, loss from continuing operations and net loss for each of the years ended, and our total assets as of December 31, 2008, 2007 and 2006 are summarized in the following table:

	2008	2007	2006
	(In thousands)
Total revenue	$48,152	$66,692	$90,784
Loss from continuing operations	(97,842)	(94,596)	(105,962)
Net loss	(97,739)	(89,602)	(107,206)
Total assets	172,224	262,445	257,583

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). During 2005, our three approved products were Actimmune, Infergen, approved for the treatment of patients with compensated liver disease who have chronic HCV infections, and Amphotec, approved for the treatment of invasive aspergillosis. In May 2005, we sold the Amphotec product to Three Rivers Pharmaceuticals, LLC (“Three Rivers”). In December 2005, we sold the Infergen product to Valeant. For the years ended December 31, 2008, 2007 and 2006, Actimmune accounted for all of our product revenue and substantially all of that revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

We are currently developing one clinically advanced compound for the treatment of IPF, pirfenidone. Pirfenidone is an orally available small molecule. It may have activity in multiple fibrotic indications, and in vitro experiments show that it inhibits collagen synthesis, down-regulates profibrotic and proinflammatory cytokines and decreases fibroblast proliferation. In 2004, the FDA granted pirfenidone orphan drug status in the United States, and the European Medicines Agency (“EMEA”) granted pirfenidone orphan drug designation in the European Union, for the treatment of IPF. To develop and commercialize pirfenidone for all fibrotic diseases, we have acquired from Marnac, Inc. (“Marnac”) and KDL GmbH (“KDL”) all of their remaining worldwide rights to the compound. Shionogi and Co. Ltd., or Shionogi, holds the rights to pirfenidone in Japan, Korea and Taiwan. Both we and Shionogi have undertaken clinical trials seeking to demonstrate that pirfenidone may positively affect lung function and disease progression in patients with IPF.

In December 2006, Shionogi reported positive results from its pivotal Phase III trial conducted in Japan evaluating pirfenidone for the treatment of patients with IPF. The trial was designed to evaluate a high-dose treatment regimen versus a placebo for 52 weeks. A low-dose treatment arm was also included. The Shionogi Phase III trial, in which 261 patients were enrolled and which used a measure of lung function called vital capacity, or VC, as the primary endpoint, showed that pirfenidone significantly slowed the worsening of the disease. Both the high-dose group and the low-dose group showed statistically significant positive results as compared to a placebo for the primary endpoint. Additionally, a statistically significant improvement was seen in progression-free survival, a key secondary endpoint, for the high-dose group compared to a placebo. In March 2007, Shionogi submitted an application to the Japanese Health Authorities for approval to market pirfenidone and on October 16, 2008 received regulatory approval to market pirfenidone for the treatment of patients with IPF in Japan.

Our CAPACITY trials for pirfenidone, which were initiated in April 2006, included two separate, concurrent Phase III trials conducted at 110 centers in North America and Europe. In May 2007, we completed enrollment of 779 patients with mild to moderate forms of IPF in the trials following our decision to refine and expand the CAPACITY program to include an increase in the number of patients enrolled and a lengthening of the treatment duration. We made these refinements based on the data from the Shionogi Phase III trial and the knowledge gained from the unblinded placebo arm of our INSPIRE trial for Actimmune. We began our CAPACITY trials following Shionogi’s successful Phase II clinical trial in which pirfenidone was generally well tolerated, with the most frequent side effects reported being photosensitivity rash and gastrointestinal symptoms. The primary endpoint of our CAPACITY trials was lung function, as measured by change in forced vital capacity, or FVC, which is believed to be an important measure of disease progression in IPF. Our CAPACITY program was designed similarly to the Shionogi Phase III trial in that the maximum doses, on a mg/kg basis, were approximately the same and the primary endpoints (FVC versus VC) were expected to be clinically very similar. The CAPACITY trials were longer (72 weeks versus 52 weeks) than the Shionogi Phase III trial, which we anticipated would allow for better statistical power to demonstrate the efficacy of pirfenidone. On February 3, 2009, we announced results from the two Phase 3 CAPACITY studies. The primary endpoint of change in percent predicted Forced Vital Capacity (FVC) at Week 72 was met with statistical significance in CAPACITY 2 (p=0.001), along with the secondary endpoints of categorical change in FVC and progression-free survival (PFS). The primary endpoint was not met in CAPACITY 1 (p=0.501), but supportive evidence of a pirfenidone treatment effect was observed on a number of measures. Pirfenidone was safe and generally well tolerated in both CAPACITY studies. We are preparing a New Drug Application (NDA) for submission to the FDA, to be followed by a Marketing Authorization Application (MAA) submission to the EMEA.

We initiated a second Phase III clinical trial of Actimmune for the treatment of patients with mild to moderate IPF (otherwise known as the “INSPIRE” trial) in December 2003. Effective March 2007, we discontinued the Phase III INSPIRE trial based upon the recommendation of the study’s independent DMC. In a planned interim analysis that included a total of 115 deaths, the DMC found the overall survival result crossed a predefined stopping boundary for lack of benefit of Actimmune relative to placebo. Among the 826 randomized patients, there was not a statistically significant difference between treatment groups in overall mortality (14.5% in the Actimmune group as compared to 12.7% in the placebo group). The adverse events associated with Actimmune therapy appeared generally consistent with prior clinical experience and most commonly involved constitutional symptoms. As a result of the negative INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we had expected to receive in 2007 and 2008.

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

In early 2007, we designed a Phase Ib MAD trial of ITMN-191 based on the preliminary safety data from the SAD trial. We later amended our Clinical Trial Authorization, or CTA, for our planned Phase Ib trial to take into consideration new information on the dosing and side effect profiles of competitive protease inhibitors, in vitro and preclinical data on ITMN-191 and the food effect that was observed in the Phase Ia trial. In September 2007, European regulatory authorities approved our amended CTA related to the Phase Ib clinical trial of ITMN-191. The Phase Ib MAD trial was designed to assess the effect on viral kinetics, viral resistance, pharmacokinetics, safety and tolerability of multiple ascending doses of ITMN-191 given as a monotherapy both two and three times per day. The Phase Ib clinical trial began in September 2007, and we announced top-line viral kinetic and safety results from the first four treatment-naïve dose cohorts of the Phase Ib clinical trial in April 2008. In May 2008, we initiated a 14-day study of ITMN-191 with standard of care therapy and in January 2009 announced top-line results from all six completed dosage cohorts. Viral kinetic performance and safety results were reported for three cohorts each of ITMN-191 given every 12 hours (q12h) and every eight hours (q8h). This study demonstrated sufficient viral kinetic performance to warrant advancing ITMN-191 to a Phase 2b study, which will study both q12h and q8h regimens and both 12 and 24-week treatment durations. The Phase 2b study is anticipated to begin in the second quarter of 2009. ITMN-191 was generally safe and well tolerated. There were no serious adverse events (SAE) or Grade 4 adverse events (AEs) during treatment with ITMN-191.

In November 2008, we, together with Roche and Pharmasset, Inc. (“Pharmasset”) announced the initiation of INFORM-1, a dual combination clinical trial investigating the combination of two oral antiviral molecules in the absence of interferon. The initial study will evaluate the safety and combined antiviral activity of ITMN-191 and R7128, a polymerase inhibitor, in 14 days of combination therapy in treatment-naïve patients infected with HCV genotype 1.

•	Other Assets

Our oritavancin and Amphotec assets did not fit within our core focus areas of pulmonology and hepatology. Therefore, we divested these non-core assets during 2005.

Product Development Status

The following chart shows the status of our product development programs as of December 31, 2008:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone—Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X

Hepatology
ITMN-191—Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X

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

Idiopathic Pulmonary Fibrosis

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

Pirfenidone for Idiopathic Pulmonary Fibrosis and Hermansky-Pudlak Syndrome

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

In 2004, we completed the data analysis and preclinical work necessary to design and conduct a pirfenidone registration program for IPF. In May 2005, the American Journal of Respiratory and Critical Care Medicine (AJRCCM) published results from a double-blind, randomized, placebo-controlled Phase II trial evaluating pirfenidone for the treatment of patients with IPF. This 107 patient study with a planned 12 month treatment period was conducted in Japan by Shionogi and was terminated after only nine months based on the recommendation of an independent Data Safety Monitoring Board following an interim analysis. This analysis suggested favorable effects of pirfenidone on acute exacerbations and other efficacy parameters. In December 2006, Shionogi reported positive results of their Phase III clinical trial of patients with IPF who were treated with pirfenidone. This Phase III clinical trial was conducted in Japan. In March 2007, Shionogi submitted an application to the Japanese Health Authorities for approval to market pirfenidone and on October 16, 2008 received regulatory approval to market pirfenidone for the treatment of patients with IPF in Japan.

Our CAPACITY trials, which were initiated in April 2006, included two separate, concurrent Phase III trials conducted at 110 centers in North America and Europe. In May 2007, we completed enrollment of 779 patients with mild to moderate forms of IPF in the trials following our decision to refine and expand the CAPACITY program to include an increase in the number of patients enrolled and a lengthening of the treatment duration. We made these refinements based on the data from the Shionogi Phase III trial and the knowledge gained from the unblinded placebo arm of our INSPIRE trial for Actimmune. We began our CAPACITY trials following Shionogi’s successful Phase II clinical trial in which pirfenidone was generally well tolerated, with the most frequent side effects reported being photosensitivity rash and gastrointestinal symptoms. The primary endpoint of our CAPACITY trials was lung function, as measured by change in forced vital capacity, or FVC, which is believed to be an important measure of disease progression in IPF. Our CAPACITY program was designed similarly to the Shionogi Phase III trial in that the maximum doses, on a mg/kg basis, were approximately the same and the primary endpoints (FVC versus VC) were expected to be clinically very similar. The CAPACITY trials were longer (72 weeks versus 52 weeks) than the Shionogi Phase III trial, which we anticipated would allow for better statistical power to detect the efficacy of pirfenidone. On February 3, 2009, we announced results from the two Phase 3 CAPACITY studies. The primary endpoint of change in percent predicted Forced Vital Capacity (FVC) at Week 72 was met with statistical significance in CAPACITY 2 (p=0.001), along with the secondary endpoints of categorical change in FVC and progression-free survival (PFS). The primary endpoint was not met in CAPACITY 1 (p=0.501), but supportive evidence of a pirfenidone treatment effect was observed on a number of measures. Pirfenidone was safe and generally well tolerated in both CAPACITY studies. We are preparing a New Drug Application (NDA) for submission to the FDA, to be followed by a Marketing Authorization Application (MAA) submission to the EMEA.

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

In November 2008, we, together with Roche and Pharmasset announced the initiation of INFORM-1, a dual combination clinical trial investigating the combination of two oral antiviral molecules in the absence of interferon. The initial study will evaluate the safety and combined antiviral activity of ITMN-191 and R7128, a polymerase inhibitor, in 14 days of combination therapy in treatment-naïve patients infected with HCV genotype 1.

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

In two Phase III clinical trials with oritavancin for the treatment of complicated skin and skin-structure infections (“CSSSIs”), oritavancin achieved the primary efficacy endpoint and demonstrated that oritavancin was as effective as the comparator regimen of vancomycin followed by cephalexin, which is a commonly used regimen. However, the FDA requested an additional clinical safety study be completed prior to the submission of a New Drug Application, or NDA, for oritavancin for the treatment of CSSSIs. In December 2005, we sold our worldwide rights to oritavancin to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and potential clinical related milestone payments of up to $9.0 million, of which $4.0 million has been received through December 31, 2008. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we may hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2008. In connection with the 2005 sale of worldwide rights, Eli Lilly & Company (“Eli Lilly”) waived its right to collect a $10.0 million milestone payment which had previously been accrued by us. We also received a seat on the Targanta board of directors from which we resigned effective December 31, 2007.

In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We have tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction. We may also receive up to an additional $4.55 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones within certain time periods.

Divesture of Amphotec

Amphotec is an FDA approved lipid-form of amphotericin B indicated for the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of amphotericin B deoxycholate in effective doses, and in patients with invasive aspergillosis where prior amphotericin B deoxycholate has failed. Systemic fungal infections that do not respond to initial treatment with standard antifungal treatment regimens are typically treated with amphotericin B, the active ingredient in Amphotec. This product is approved in the United States under the name Amphotec and in more than 40 other countries under the name Amphocil. In 2004, we announced our intent to divest Amphotec and in May 2005, we sold Amphotec to Three Rivers for cash consideration. In accordance with our agreement with Three Rivers, we may receive contingent payments based on Three Rivers meeting future specified sales targets of Amphotec. These sales targets have since been met and we received an aggregate $1.5 million from Three Rivers, $0.5 million in 2007 and $1.0 million in 2008.

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

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon closing, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to an aggregate of $470.0 million in milestone payments. One milestone payment of $10.0 million was received in January 2007, which was not deemed to be substantially at risk at the execution of the Collaboration Agreement. Therefore, the upfront payment of $60.0 million and this $10.0 million milestone payment have been deferred and are being recognized ratably as collaboration revenue over the estimated life of the Collaboration Agreement and our continuing involvement. All further milestone payments have been assessed as substantially at-risk at the execution of the agreement and will be recognized as revenue when and if these milestones are achieved, as defined in the Collaboration Agreement. In June 2007 and September 2008, we received $10.0 million and $15.0 million milestone payments, respectively, which were recognized as revenue upon receipt as the milestones were deemed substantially at-risk at the execution of the agreement. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the FDA, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We are entitled to receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co- commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement.

In November 2008, we amended the Collaboration Agreement among other things to extend the research program (and consequently the research exclusivity period whereby each party is prohibited from engaging in certain competitive research activities) for an additional amount of time and to provide for certain funding by Roche of activities taking place during such extended research period. Such research funding by Roche may be credited by Roche against certain future payments in connection with Roche’s inclusion of possible additional compounds as part of its license rights granted to it under the collaboration.

Genentech, Inc. License Agreement (Actimmune)

In 1998, we obtained a license from Genentech, Inc. (“Genentech”) for patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. We had made royalty payments of approximately $79.3 million in the aggregate, but no milestone payments, under this agreement through December 31, 2008. If all of the milestones under this agreement are achieved, we would be required to make further milestone payments of $3.2 million, although we have no further development plans for Actimmune. We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech. Our rights to certain therapeutic uses for Actimmune under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Boehringer Ingelheim International GmbH (Imukin)

In 2001, we formed a collaboration with BI to clinically develop and seek regulatory approval for interferon gamma-1b, the active ingredient in Actimmune, in certain diseases, and to commercialize a liquid formulation of interferon gamma-1b under one or more of BI’s trade names, including Imukin, in Europe and other major markets of the world (other than the United States, Canada and Japan). Under the agreement, the parties may seek to develop and obtain regulatory approval for the use of Imukin in the treatment of a variety of diseases, including IPF, ovarian cancer, CGD and osteopetrosis. The agreement provides that in return for our funding and managing clinical and regulatory development of interferon gamma-1b for these diseases in the countries covered by the agreement, BI will pay us royalties on sales of the product when it meets a specified minimum sales level. BI has an option to exclusively promote Imukin in all of the major market countries covered by the agreement, and we may opt to promote the product in those countries and for those new diseases for which BI does not do so. If we opt to promote the product in those countries or for those new diseases for which BI does not, we will pay royalties to BI on sales of the product in those countries and/or for those new diseases. We had neither paid nor received any royalties under this agreement through December 31, 2008, and there are no milestone payments under this agreement. The agreement will expire, on a country-by-country basis, upon expiration of the parties’ royalty obligations in each country covered by the agreement. Such royalty obligations generally expire fifteen years after regulatory approval of Imukin for certain specified indications in the relevant country. If no such regulatory approvals are granted in a particular country, the royalty obligations in such country will expire in 2016. Prior to such expiration, either party can terminate the agreement for the uncured material breach of the other party or for the insolvency of the other party. In addition, we have the right to terminate the agreement with respect to certain countries at any time subsequent to regulatory approval for IPF.

Connetics Corporation (acquired by Stiefel Laboratories, Inc.) (Actimmune)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune for the treatment of scleroderma. We had made royalty payments of approximately $1.7 million in the aggregate through December 31, 2008. There are no milestone payments pursuant to this agreement.

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

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their remaining worldwide rights to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. During the third quarter of 2007, we recorded a $7.5 million expense for such milestone payments, which were based on the progress of clinical development of pirfenidone. If all of the milestones under this agreement had been achieved, we would have been required to make milestone payments of $14.5 million. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million, which includes the $7.5 million expense recorded in the third quarter of 2007 relating to the 2002 license agreement. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi. Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

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

Assuming that all of the remaining milestones under these agreements are achieved, we will be required to make milestone payments of $8.5 million. Total research and development expenses related to this agreement were $1.3 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively. We did not make any payments to Array in 2008. Included in the $10.2 million in 2006 is a $0.5 million milestone payment for the initiation of the Phase Ia clinical trial for ITMN-191.

Maxygen Holdings Ltd. (Next-Generation Interferon Gamma)

We had a license and collaboration agreement with Maxygen to develop and commercialize novel, next-generation interferon gamma products that have enhanced pharmacokinetics and a potential for less frequent dosing regimens than Actimmune. If preclinical data provided compelling proof of concept for a longer-acting interferon gamma compound, our plan would have been to take forward into clinical development selected protein-modified interferon gamma product candidates created by Maxygen that met these criteria. We had funded Maxygen’s optimization and development of these next-generation interferon gamma products and retained exclusive worldwide commercialization rights for all human therapeutic indications. Our diligence obligations included a minimum level of clinical development expenditures for an initial period of time, as well as the general obligation to use commercially reasonable efforts to clinically develop, seek regulatory approval for and commercialize a product in specified major market countries. The agreement terms included up-front license fees and full research funding, as well as development and commercialization milestone payments, which were payable based on the progress of our clinical development program for next-generation interferon gamma products and the achievement of certain sales targets with respect to such products. We had made payments of approximately $9.7 million under this agreement in the aggregate through December 31, 2008, including approximately $0.1 million in the last three years. Effective July 2007, we have terminated this agreement.

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

ACIC Fine Chemical, Inc. and Signa C.V. (pirfenidone)

On May 13, 2004 we entered into a purchase agreement with ACIC Fine Chemicals Inc. (“ACIC”) to supply us with a finite amount of API for manufacturing of pirfenidone. Under a separate agreement with Signa C.V. (“Signa”), ACIC sub-contracted the actual manufacturing of this finite amount of API for pirfenidone to Signa. Under such purchase agreement, we would acquire the API for pirfenidone from ACIC on an ad hoc purchase order basis.

In January 2009, we entered into a definitive supply agreement with Signa and ACIC for the clinical and commercial supply of the API for pirfenidone, which agreement replaces and supersedes the purchase agreement described above. The agreement generally provides for the exclusive supply by Signa and ACIC and the exclusive purchase (except in certain limited circumstances) by us of the API for pirfenidone with respect to the territories where we hold exclusive rights to pirfenidone. Under the terms of this supply agreement, we are not required to make any minimum annual purchases. The pirfenidone API will be purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 17, 2008 and will continue for the longer of (i) 10 years thereafter and (ii) seven years from the date of approval of a finished product containing the API for pirfenidone. If Signa and ACIC are not able to supply all of our requirements for the API for pirfenidone, we may purchase the API from a second source third party supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder or in the event the manufacture, use, sale or importation of the API is found to be infringing of a third party’s intellectual property rights and such third party is unwilling to provide either Signa and ACIC or us with a license. In addition, we have the right to terminate the supply agreement in the event it is not commercially reasonable for us to sell or purchase the API or a finished product containing the API.

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

Protease Inhibitors

In late 2004, we purchased from Array certain co-ownership rights in patents relating to our protease inhibitor program such that we hold exclusive ownership rights in the patent applications and issued patents covering the products arising out of our collaboration with Array. In February 2009, the United States Patent Office issued U.S. Patent No. 7,491,794 with claims covering the chemical structure of ITMN-191.

Competition

Actimmune for CGD and Severe Malignant Osteopetrosis

Actimmune is the only FDA approved therapy for CGD and severe, malignant osteopetrosis and we are not aware of any competitive products available or in development for these indications. However, in general, our products and product candidates face competition from other currently available or development-stage therapies.

Pirfenidone for IPF

There is no FDA approved therapy available for the treatment of IPF. We believe that the primary competition for pirfenidone, if approved by the FDA for the treatment of IPF, will initially consist of products that are approved for other indications and for which clinical development for IPF is contemplated or underway, such as Tracleer® (“bosentan”) and Letairis® (“ambrisentan”). In 2007, a Phase III clinical trial for bosentan has been initiated by Actelion Pharmaceuticals, Ltd. and in January 2009, Gilead Sciences, Inc. (“Gilead”) initiated a Phase III clinical trial of ambrisentan for the treatment of IPF.

Protease Inhibitor for HCV

In the field of hepatology there are multiple drug candidates in development for hepatitis C, including immunomodulators, synthetic interferons, ribavirin analogs, protease inhibitors, polymerase inhibitors, viral budding inhibitors, monoclonal antibodies and RNAi knockdown techniques. In the field of HCV protease inhibitors, several other companies have protease inhibitor drugs in development, including Schering-Plough Corporation, Gilead, Merck & Co., Pfizer, Inc., GlaxoSmithKline, Vertex Pharmaceuticals, Inc. and Tibotec, Inc. Many of these companies have substantially greater financial, technical and human resources than we do, have a significant lead in terms of timing of clinical development, and are more experienced in the development of new drugs than we are.

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

Product Distribution

In the United States, Actimmune is sold primarily to distributors and specialty pharmacies who distribute directly to patients. During the year ended December 31, 2008, the primary specialty pharmacies and distributors for Actimmune were CuraScript, Inc. (formerly Priority Healthcare, Inc.), Nova Factor, Inc. and Caremark, Inc., which accounted for 39%, 29% and 17%, respectively, of our total net product sales.

Medical Affairs

We have a Medical Affairs Department that maintains current, scientific-based information about pulmonology and hepatology for the benefit of heath care providers, patients and caregivers, as well as our employees. Other functions of our Medical Affairs Department are medical education, medical information, publications and administration.

Sales by Geographic Region

Our total revenue by region for the years ended December 31, was as follows (in thousands):

	2008	2007	2006
United States	$29,791	$53,321	$90,185
Rest of the world	18,361	13,371	599

Totals	$48,152	$66,692	$90,784

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

Prior to commencing a clinical trial in the United States, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the application. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence such a clinical trial. Further, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the United States (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in very limited circumstances). Orphan drug designation exclusivity lasts for 10 years in the European Union. We have filed and intend to file for orphan drug designation for those diseases we target that meet the criteria for orphan drug exclusivity. For example, Actimmune has orphan drug exclusivity for severe, malignant osteopetrosis. Actimmune and pirfenidone have been granted orphan drug designation for the treatment of IPF by the FDA and EMEA. Although obtaining FDA and EMEA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that we will be able to maintain this designation for Actimmune or pirfenidone, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Research and Development

Our research and development expenses were $104.6 million, $105.9 million and $103.8 million for the years ended December 31, 2008, 2007 and 2006.

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

Employees

As of February 28, 2009, we had 130 full-time employees. Of the full-time employees, 78 were engaged in research and development and 52 were engaged in general and administrative positions. In connection with the sale of the Infergen product to Valeant and the significant reduction in our field-based IPF disease awareness activities in 2005, we eliminated approximately 160 employee positions. As a result of our decision to discontinue the INSPIRE trial in March 2007, we eliminated approximately 70 additional positions over the course of 2007. We believe that our relations with our employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding our executive officers and key employees as of February 28, 2009:

Name	Age	Title
Daniel G. Welch	51	Chairman, Chief Executive Officer and President
Marianne T. Armstrong, Ph.D.	54	Chief Medical Affairs and Regulatory Officer
Williamson Z. Bradford, M.D., Ph.D.	47	Senior Vice President, Clinical Science and Biometrics
John C. Hodgman	54	Senior Vice President of Finance and Chief Financial Officer
Steven B. Porter, M.D., Ph.D.	52	Chief Medical Officer
Howard A. Simon, Esq., SPHR	50	Senior Vice President, Human Resources and Corporate Services and Associate General Counsel
Robin J. Steele, Esq.	53	Senior Vice President of Legal Affairs, General Counsel and Corporate Secretary

Daniel G. Welch. Mr. Welch has served as our Chairman, Chief Executive Officer and President since May 2008. Prior to that, Mr. Welch served as our Chief Executive Officer and President and a member of our board of directors since September 2003. From March 2003 to September 2003, Mr. Welch served as a consultant to Warburg Pincus LLC, a global equity investor. From August 2002 to January 2003, Mr. Welch served as chairman and chief executive officer of Triangle Pharmaceuticals, Inc., a pharmaceutical company. From October 2000 to June 2002, Mr. Welch served as president of the pharmaceutical division of Elan Corporation, PLC, a pharmaceutical company. From September 1987 to August 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo and its predecessor companies Sanofi and Sterling Winthrop, including vice president of worldwide marketing. From November 1980 to September 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply. He currently serves on the Board of Directors of one public company, Seattle Genetics, Inc. and is also a director of one private company. Mr. Welch holds a B.S. from the University of Miami and an MBA from the University of North Carolina.

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

Williamson Z. Bradford, M.D, Ph.D. Dr. Bradford has served as our Senior Vice President, Clinical Science and Biometrics since January 2008. From July 2001 to January 2008, Dr. Bradford held several positions including most recently Vice President of Clinical Science, responsible for our pulmonary development efforts. From 1999-2001, Dr. Bradford served as Director, Clinical Science at IntraBiotics Pharmaceuticals, Inc., a pharmaceutical company, and from 1998-1999, Dr. Bradford served as Clinical Scientist at Genentech, Inc., a pharmaceutical company. Prior to 1998, Dr. Bradford held various academic and clinical positions including Assistant Professor of Medicine at the University of California, San Francisco (UCSF). Dr. Bradford holds an M.D. from the University of North Carolina at Chapel Hill, School of Medicine, a Ph.D. from the University of California, Berkeley, School of Public Health, and was trained in internal medicine and infectious diseases at UCSF. He is board-certified in infectious diseases and serves as an Assistant Clinical Professor of Medicine in the Division of Infectious Diseases at UCSF.

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

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Quarterly Report on Form 10-Q that was filed with the SEC on November 10, 2008, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. In March 2007, we discontinued our development of Actimmune for treatment of IPF. Although we are developing pirfenidone for the treatment of IPF and have announced results for the CAPACITY trials in February 2009, pirfenidone will not be marketed for any diseases before late 2009 or early 2010, if at all.

We may fail to develop our products on schedule, or at all, for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates.” If this were to occur, our costs would increase and our ability to generate revenue could be impaired.

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

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate the safety and statistically significant and clinically meaningful efficacy of that product for the treatment of the disease. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example:

•

The results from our CAPACITY trials differ in certain respects from the results of the Shionogi Phase III clinical trial for pirfenidone. In addition, pirfenidone failed to achieve statistical significance on the primary endpoint in one of our two pivotal CAPACITY clinical trials and there can be no assurance that the regulatory authorities in either the United States or Europe will grant regulatory approval based upon the efficacy data from a single pivotal trial, in combination with the other efficacy and safety results the company currently intends to submit in support of its NDA and MAA filings. Further analyses of the CAPACITY results will be conducted in the future and additional observations may be made which may lead to material change in our current regulatory strategy for pirfenidone, including a decision by us not to proceed with either or both of its regulatory submissions in the United States and Europe.

•	We terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. We do not

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

•	The positive results of the Phase Ia and Ib trials for ITMN-191 do not ensure that subsequent trials for ITMN-191 will be successful at any dosing level.

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

On October 16, 2006, we entered into the Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which has completed Phase Ib clinical trials. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. Assuming that we continue to successfully develop and commercialize these product candidates, under the terms of the Collaboration Agreement we are entitled to receive reimbursement and sharing of expenses incurred in connection with the development of these product candidates and additional milestone payments from Roche. As a result, Roche is providing 67% of the development costs for ITMN-191. In addition, if any of the product candidates we have licensed to Roche are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. Roche may terminate the Collaboration Agreement in its entirety, in any country, subject to certain limitations for major countries, or with respect to any product or product candidate licensed under the Collaboration Agreement for any reason on six months’ written notice. If the Collaboration Agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business could be materially adversely affected.

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

If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to off-label promotion in connection with past or future activities, we could be subject to civil and/or criminal fines and sanctions such as those noted above in this risk factor, any of which would have an adverse effect on our revenue, business and financial prospects. As a follow-on to such governmental enforcement actions, consumers and other end-payors of the product may initiate action against us claiming, among other things, fraudulent misrepresentation, civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. For example, as a follow-on to the subpoena we received from the U.S. Department of Justice with respect to our promotional and marketing activities in connection with Actimmune and the resulting settlement we reached with the government in October 2006, we have had various class action suits filed against us by consumers and other end-payors of Actimmune as discussed in more detail below in “Item 3. Legal Proceedings.” If the plaintiffs in such follow-on actions are successful , we could be subject to various damages, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs, any of which would also have an adverse effect on our revenue, business and financial prospects.

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

For a description of restrictions relating to the off-label promotion of our products, please see the risk factor titled, “If we fail to comply or have in the past failed to comply with FDA or other government regulations prohibiting the promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, we could be subject to regulatory enforcement action by the FDA or other governmental authorities as well as follow-on actions filed by consumers and other end-payors, which actions could result in substantial fines, sanctions and damage awards against us, any of which could harm our business” above.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA approved manufacturing facilities for the manufacture of Actimmune for commercial purposes. These third parties include BI, and Catalent Pharma Solutions, or Catalent. We have a long-term supply contract with BI for Actimmune, a long-term supply contract with Signa and ACIC for pirfenidone API and a contract with Catalent for the manufacture of the drug product for pirfenidone. In addition, under our Collaboration Agreement with Roche, we are dependent upon Roche for the manufacture of ITMN-191. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that pirfenidone, if approved, may compete with two products that are being developed for the treatment of IPF, although the products are currently-available and approved for other indications. Tracleer, marketed by Actelion, is in Phase III clinical trials for IPF and is the most advanced competitor to pirfenidone. Tracleer is currently approved for pulmonary arterial hypertension. Letairis, marketed by Gilead, is a product currently approved for pulmonary arterial hypertension that is in Phase III clinical trials for IPF. We expect that ITMN-191, if approved, may compete with telaprevir, which is being developed by Vertex Pharmaceuticals, SCH 503034, which is being developed by Schering-Plough, and TMC 435450, which is being developed by Tibotec Pharmaceuticals and Medivir. Telaprevir, SCH-503034 and TMC 435450 are in Phase II clinical trials. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. For more information, see “Item 1. Business—Competition.”

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

Over time, we will lose our ability to rely upon the intellectual property we currently own to prevent competing products, and after 2011 pirfenidone may only be protected by orphan drug designation, which may impair our ability to generate revenue.

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

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including the use of pirfenidone for the treatment of IPF. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Among the patents we purchased is U.S. Patent No. 5,310,562. After this U.S. patent expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for fibrotic disorders, including IPF. The FDA and the EMEA granted pirfenidone orphan drug designation for the treatment of IPF in 2004, which gives us seven years of market exclusivity for the use of pirfenidone for the treatment of IPF from the date that pirfenidone is approved, if it is approved. The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. Therefore, we may have no ability to prevent others from commercializing pirfenidone for (i) IPF after the orphan drug designation exclusivity period ends, (ii) uses covered by other patents held by third parties, or (iii) other uses in the public domain for which there is no patent protection. We are primarily relying on exclusivity granted from orphan drug designation in IPF to protect pirfenidone from competitors in this indication. The exclusivity period in the United States begins on first NDA approval for this product in IPF and ends seven years thereafter. In addition, a third party could develop pirfenidone for another non-fibrotic disease that also qualifies for orphan drug designation and could be granted seven years exclusivity in that indication. Additionally, in the European Union we have been granted orphan drug designation for pirfenidone for the treatment of IPF by the EMEA, which provides for ten years of market exclusivity in the European Union following first marketing approval in the European Union. We cannot provide any assurance that we will be able to maintain this orphan drug designation.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2008, our long-term investments included $21.0 million at par value (current carrying value of $17.5 million) of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Beginning February 2008, auctions failed for the entire $21.0 million of our auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary. If we attempt to liquidate a portion or all of our holdings in these securities in the near future, we may incur further losses.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, anticipated cash flows from our sales of Actimmune and proceeds from our February 2009 public offering, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2009. However, our current plans and assumptions may change, and our capital requirements may increase in future periods. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

If we continue to incur net losses for an extended period of time, we may be unable to continue our business.

We have incurred net losses since inception, and our accumulated deficit was approximately $755.4 million at December 31, 2008. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

Failure to accurately forecast our revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on past projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet anticipated increases in demand for our products. However, more recent projected revenue trends resulted in us recording charges of $0.7 million, $1.6 million and $4.5 million in 2008, 2007 and 2006, respectively, for excess inventories from previous years’ contractual purchases. If revenue levels experienced in future quarters are substantially below our expectations, especially revenue from sales of Actimmune, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. For additional information relating to difficulties we have experienced forecasting revenue, see the risk factor titled “We may fail to meet our publicly announced revenue and/or expense projections and/or other financial guidance, which would cause our stock to decline in value” below.

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

While we currently maintain clinical trial and product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and warehouse and transit insurance, first- and third- party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policies may impact our future ability to obtain or maintain insurance coverage at reasonable costs, if at all.

Budget or cash constraints may force us to delay our efforts to develop certain products in favor of developing others, which may prevent us from meeting our stated timetables and commercializing those products as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate to allocate those resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

We had 130 full-time employees as of February 28, 2009, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

•

negative publicity about the results of our clinical studies, such as the 2007 failure of INSPIRE to meet it’s primary endpoint and our resulting decision to discontinue the trial, or those of others with similar or related products may reduce demand for our products and product candidates;

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended December 31, 2008, the closing price of our common stock on the NASDAQ Global Select Market ranged from a high of $19.80 in April 2008 to a low of $9.73 in December 2008. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to any announcements made by Shionogi with respect to their pirfenidone product and all the factors discussed in this “Risk Factors” section.

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

At December 31, 2008, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 81% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers or a financing in which we sell more than 20% of our voting stock at a discount to market price. They may exercise this ability in a manner that advances their own best interests and not necessarily those of other stockholders. This concentration of ownership could also depress our stock price.

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

We have filed registration statements covering the approximately 10,994,802 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of December 31, 2008. We have also filed a shelf registration statement covering the resale of our 0.25% convertible senior notes due in 2011 and the 3,929,505 shares of common stock issuable upon conversion of those notes.

On October 29, 2004, we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. The restriction on Warburg Pincus’ acquisition of additional shares of our common stock expired on October 29, 2007. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. In December 2006, we filed a shelf registration statement covering the sale of 7,357,549 shares held by Warburg Pincus and up to $175.0 million from any combination of debt securities, preferred stock, common stock or warrants that may be sold by us. In September 2007 and February 2009, we completed public offerings of 4,025,000 shares each of registered common stock under this shelf registration statement.

Management may invest or spend the proceeds of our February 2009 public offering in ways with which you may not agree and in ways that may not yield a return to our stockholders.

Management will retain broad discretion over the use of proceeds from our February 2009 public offering. Stockholders may not deem such uses desirable, and our use of the proceeds may not yield a significant return or any return at all for our stockholders. Management intends to use the proceeds from this offering for general corporate purposes, which may include funding research and development including the preparation and submission of an NDA and MAA for pirfenidone, increasing our working capital, reducing our indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. Because of the number and variability of factors that determine our use of the proceeds from this offering, our actual uses of the proceeds of this offering may vary substantially from our currently planned uses. We intend to invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities until we are ready to use them.

Under the terms of our settlement with the U.S. Department of Justice concerning promotional activities for Actimmune by certain of our former employees, we may be required to apply a portion of the proceeds of our February 2009 public offering towards the making of an accelerated payment to the U.S. Department of Justice.

As part of the comprehensive settlement we entered into with the U.S. Department of Justice concerning promotional activities for Actimmune by certain of our former employees during a period that ended in June of 2003, we entered into a Civil Settlement Agreement that provides that if, after the effective date of the settlement, we receive over $150.0 million from in license fees and milestone payments from partnering (excluding any research and development contributions), external debt and equity financing during the term of the settlement, 20% of the amount over $150.0 million (subject to a cap of $10.0 million per year) must be applied to the acceleration of the $36.9 million in original scheduled principal payments under the settlement. We entered into the Civil Settlement Agreement on October 25, 2006 and it became effective on December 4, 2006, the date the settlement was approved by the United States District Court.

Since entering into the Civil Settlement Agreement, we have received approximately $35.0 million in license fees and milestone payments under our various partnering and collaboration agreements and approximately $136.9 million in equity financing. As a result, we have exceeded the aforementioned $150.0 million threshold by approximately $21.9 million and have made an accelerated payment to the U.S. Department of Justice of approximately $4.4 million in March 2009.

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

As of December 31, 2008, our annual debt service obligation on the $85.0 million in aggregate principal amount of our 0.25% convertible senior notes due March 1, 2011 and $85.0 million in aggregate principal amount of our 5.00% convertible senior notes due March 1, 2015 was a combined $4.5 million. We intend to fulfill our current debt service obligations, including repayment of the principal, both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

If a designated event, such as the termination of trading of our common stock on the NASDAQ Global Select Market or a specified change of control transaction occurs prior to maturity, we may be required to redeem all or part of our 0.25% convertible senior notes due 2011 and 5.00% convertible senior notes due 2015. We may not have enough funds to pay the redemption price for all tendered notes. Although the indentures governing the 0.25% convertible senior notes due 2011 and 5.00% convertible senior notes due 2015 allow us in certain circumstances to pay the applicable redemption prices in shares of our common stock, if a designated event were to occur, we may not have sufficient funds to pay the redemption prices for all the notes tendered.

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

Our facilities currently consist of approximately 55,898 square feet of office space located at our headquarters at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this building. In May 2006, we entered into an amendment to our existing lease to expand our existing office and laboratory space by approximately 15,000 square feet on the first floor of 3260 Bayshore Boulevard, Brisbane, California 94005. The lease expires concurrently with our existing facility lease in March 2011. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

Class Action Lawsuits

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

On August 8, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Zurich American Insurance Company v. Genentech, Inc., InterMune, Inc., and W. Scott Harkonen, Case No. CV-08-3797 (the “Zurich Action”). Plaintiff in the Zurich Action, which allegedly provides health and pharmacy benefits to its insureds in the 50 states, the District of Columbia, and several U.S. territories, alleged that it paid for prescriptions of Actimmune and purported to sue on behalf of a class of third-party payors of Actimmune. The complaint alleged similar facts to those alleged in the Jarrett and Rybkoski Actions, and it also asserted civil RICO, unfair competition, various state consumer protection, and unjust enrichment claims against the Company. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, prejudgment interest on all damages, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought a declaration that the conduct alleged was unlawful, as well as injunctive relief. On September 5, 2008, the Zurich Action was ordered related to the Jarrett Action and assigned to the same judge.

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

On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks appropriate equitable relief. The GEHA action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action.

The motions to dismiss in all four cases were heard on February 2, 2009, and the motions were taken under submission by the Court. We expect a ruling sometime in March or April 2009, although it may take longer. The court had stayed discovery until at least the time of the hearing on the motions to dismiss, and no party has sought to conduct discovery following the February 2, 2009 hearing. In the meantime, on February 24, 2009, the plaintiffs in all four actions sought to consolidate the four actions for purposes of pretrial proceedings; the defendants have not opposed this request, and the Court has not yet ruled on it.

The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the above actions vigorously. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interests of our shareholders. We cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. In October 2008, we entered into settlement and release agreements with the majority of the participating State governments pursuant to which the State portion of the aforementioned $36.9 million was distributed among such participating State governments. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We paid $8.4 million, $4.1 million and $4.1 million in 2008, 2007 and 2006, respectively, and are required to make additional payments on the remaining settlement amount over the next three years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in original scheduled principal payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year. Since entering into the Civil Settlement Agreement, we have received $35.0 million in license fees and milestone payments under our various partnering and collaboration agreements and approximately $136.9 million in equity financing. As a result, we have exceeded the aforementioned $150.0 million threshold by approximately $21.9 million and have made an accelerated payment to the U.S. Department of Justice of approximately $4.4 million in March 2009.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging us with one count of off-label promotion of Actimmune for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement became effective December 2006 when it was approved by the United States District Court for the Northern District of California. As a result, the two year term of such agreement expired December 2008 and the Information filed against us has since been dismissed.

Under the terms of the Corporate Integrity Agreement, the Office of the Inspector General of the United States Department of Health and Human Services agreed to waive any potential exclusion of us from participation in federal health care programs provided that we comply with the terms of the Corporate Integrity Agreement for a period of five years. As part of the agreement, we agreed to retain an independent review organization to conduct periodic reviews of our promotional processes and policies as well as reviews of certain medical affairs group records.

Indemnity Agreement

On or about March 22, 2000, the Company entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates the Company to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding , whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to the Company’s indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates the Company to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the “Criminal Action”) is set for June 2009.

Prior to December 2008, insurers that issued directors & officers (“D&O”) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (“AIG”), Underwriters at Lloyd’s, London (“Lloyd’s”), and Continental Casualty Company (“CNA”). On November 19, 2008, however, the insurer that issued a $5 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (“Arch”), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaims coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions.

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company has as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions.

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration seeks an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. The parties to the Arbitration have until March 13, 2009, to move to disqualify any of the arbitrators. The Company expects that an initial hearing in the Arbitration will be scheduled shortly after the membership of the Arbitration panel is finalized.

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

The following table sets forth the high and low closing sales prices of our common stock, as reported on the NASDAQ Global Select Market for the fiscal periods indicated:

Fiscal Year:	High	Low
2008
First Quarter	$19.35	$12.15
Second Quarter	19.80	12.70
Third Quarter	19.58	12.98
Fourth Quarter	17.12	9.73
2007
First Quarter	$35.97	$21.86
Second Quarter	30.62	24.42
Third Quarter	27.06	18.61
Fourth Quarter	20.00	13.33

As of February 28, 2009, we had 71 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2003 through December 31, 2008 in comparison to the cumulative return on the NASDAQ Composite and the AMEX Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2003.

	Base period December 2003	Years Ending December 31,
Company/Index		2004	2005	2006	2007	2008
InterMune, Inc.	100	$57.25	$72.54	$132.77	$57.56	$45.68
NASDAQ Composite	100	108.41	110.79	122.16	134.29	79.25
AMEX Biotechnology Index	100	111.05	138.93	153.90	160.48	132.05

The information under “Performance Graph” is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of InterMune, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the filing date of this 10-K and irrespective of any general incorporation language in those filings.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information incorporated by reference into Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from audited financial statements not included in this Report.

In December 2005, we sold our Infergen product, including related intellectual property rights and inventory, to Valeant. The operating results of our Infergen activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations for all periods presented.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue, net:
Actimmune	$29,880	$53,420	$90,317	$107,633	$124,980
Other products	—	—	—	2,863	3,700
Collaboration revenue	18,272	13,272	467	—	—

Total revenue, net	48,152	66,692	90,784	110,496	128,680
Costs and expenses:
Cost of goods sold	8,989	14,109	24,608	35,022	33,882
Research and development	104,581	105,939	103,849	82,736	75,683
Acquired research and development and milestone (credits) payments (1)	—	13,725	—	(10,000)	—
General and administrative	30,260	29,577	40,372	58,854	55,132
Provision for government settlement	—	—	36,944	—	—
Restructuring charges	—	10,246	—	5,549	—

Total costs and expenses	143,830	173,596	205,773	172,161	164,697

Loss from operations	(95,678)	(106,904)	(114,989)	(61,665)	(36,017)
Interest income	5,616	10,699	9,512	3,965	3,490
Interest and other income (expense)	(7,780)	(666)	(485)	52	(12,516)

Loss from continuing operations before income taxes	(97,842)	(96,871)	(105,962)	(57,648)	(45,043)
Income tax benefit	—	(2,275)	—	—	—

Loss from continuing operations	(97,842)	(94,596)	(105,962)	(57,648)	(45,043)
Discontinued operations:
Income (loss) from discontinued operations	103	4,994	(1,244)	(32,925)	(14,435)
Gain on sale of discontinued operations (net of transaction costs)	—	—	—	85,338	—

Income (loss) from discontinued operations	103	4,994	(1,244)	52,413	(14,435)

Net loss	$(97,739)	$(89,602)	$(107,206)	$(5,235)	$(59,478)

Basic and diluted loss per share:
Continuing operations	$(2.51)	$(2.67)	$(3.18)	$(1.79)	$(1.42)
Discontinued operations	$—	$0.15	$(0.04)	$1.63	$(0.45)

Net loss per share	$(2.51)	$(2.52)	$(3.22)	$(0.16)	$(1.87)

Shares used in computing basic and diluted net loss per share	38,982	35,493	33,277	32,220	31,760

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance sheet data:
Cash, cash equivalents and available-for-sale securities (2)	$154,713	$235,292	$214,549	$215,525	$183,025
Working capital	96,680	214,463	201,924	185,295	185,133
Total assets	172,224	262,445	257,583	266,242	268,795
Long-term obligations	170,000	170,000	170,000	170,000	170,000
Accumulated deficit	(755,428)	(657,689)	(568,087)	(460,881)	(455,646)
Total stockholders’ equity (deficit)	(124,872)	(30,888)	(39,797)	31,767	32,791

(1)	These charges represent acquired research and development and milestone payments for projects that were in development, had not reached technical feasibility and had no foreseeable alternative future uses at the time of acquisition or when the milestone became payable. The 2005 balance reflects the reversal of the milestone liability in connection with the divestiture of oritavancin. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements.
(2)	Includes $17,494 of non-current available-for-sale securities as of December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For additional overview information relating to our business, including Actimmune, co-promotion and our product development programs, please see the discussion in “Item 1. Business—Overview,” which is incorporated herein by reference.

Significant License/Acquisition Agreements

We are highly dependent on technology we license or acquire from third parties. Actimmune, which is currently our sole marketed product, is subject to a license agreement with Genentech, Inc. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under “Item 1. Business—License and Other Agreements,” Notes 6 and 7 of the Notes to Consolidated Financial Statements, and under the heading “Results of Operations” below.

We will be required to make contingent milestone payments in accordance with all of our license and acquisition agreements in the aggregate amount of $70.9 million if all of the milestones defined in each of the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $70.9 million in aggregate milestone payments, $53.5 million in contingent payments would be made by us only if positive Phase III data and registration in the United States and European Union are achieved for pirfenidone, of which $13.5 million has been paid in March 2009.

Our Need for Additional Capital

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune, which has been declining in recent years, derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. We expect to continue to incur net losses over the next several years as we continue the development of our advanced-stage pulmonology pipeline and our research-stage hepatology pipeline, apply for regulatory approvals for pirfenidone and grow our operations. Although we believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune and the proceeds from our February 2009 public offering, described below, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2009, we believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize pirfenidone. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. If additional capital is not available, we may be forced to curtail our development activities or cease operations.

Discontinuation of Actimmune Trial for IPF

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent DMC. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we had expected to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $1.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns in excess of the $1.6 million and $0.7 million recorded in 2007 and 2008, respectively, and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of December 31, 2008 which may be impacted (in thousands):

Finished goods inventory	$1,249
Acquired product rights, net	167

Total	$1,416

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

If all of the remaining and outstanding restricted stock awards that were granted in 2006, 2007 and 2008 became vested, we would recognize approximately $3.9 million in compensation expense over a weighted average remaining period of 2.6 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we would recognize approximately $12.8 million in compensation expense over a weighted average remaining period of 2.2 years. However, no compensation expense will be recognized for any stock awards that do not vest.

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

The tables below present the amounts reported as revenue reductions for the periods indicated (in thousands, except percentages):

	Year ended December 31,
Reductions to Revenue	2008	2007	2006
Cash discounts	$666	$1,116	$1,887
Product returns	—	—	—
Chargebacks	1,460	1,222	1,106
Medicaid rebates	1,279	1,160	2,032

Total	$3,405	$3,498	$5,025

	Year ended December 31,
	2008	2007	2006
Gross product revenue	$33,285	$56,918	$95,342
Revenue reductions as a % of gross product revenue
Cash discounts	2.0%	2.0%	2.0%
Product returns	—	—	—
Chargebacks	4.4%	2.1%	1.2%
Medicaid rebates	3.8%	2.0%	2.1%

Total	10.2%	6.1%	5.3%

In 2008, chargebacks were approximately 4.4% of gross revenue, but historically have fallen within a range of 1.0% to 4.0% in any given year depending on the customer base. The increase in the current year is attributed to the TRICARE Pharmacy Program (“TRICARE”) which became effective January 2008 and is administered by the Department of Defense. Excluding TRICARE, chargebacks would have been approximately 3.7%, which would have increased reported revenue by approximately $0.2 million. In 2008, Medicaid rebates were approximately 3.8% of gross revenue, but could reasonably fall within a range of 2.0% to 4.0% in any given year. If Medicaid rebates had decreased to 3.0% during 2008, this would have increased our reported revenue by approximately $0.3 million. The ranges selected above are based on a review of historical trends and we believe they are reasonably likely to continue to be relevant in future periods. Chargebacks as a percentage of gross revenue increased in 2008 compared with 2007 and 2006 due to disappointing clinical trial results and our subsequent decision to discontinue further development of Actimmune in addition to the new TRICARE program. The increase in Medicaid rebate revenue reserves from 2.1% in 2006 and 2.0% in 2007 to 3.8% in 2008 is due to the price increase for Actimmune implemented midway through 2008 and the lack of a corresponding increase in the Medicaid reimbursement rate.

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

Projected revenue trends resulted in us recording charges during 2008 of $0.7 million to cost of goods sold for excess inventories. If Actimmune revenue levels experienced in future periods are substantially below our current expectations, we could be required to record additional charges for excess inventories. Please refer to the statements under “Item 1A. Risk Factors” in this Report to gain a better understanding of the possible reasons why actual results could differ from our estimates.

Results of Operations

Comparison of years ended December 31, 2008 and 2007

Revenue

For the year ended December 31, 2008, we recorded total net revenue of $48.2 million, compared to $66.7 million for the same period in 2007, a decrease of 28%. This decrease was attributable to a decrease in sales of Actimmune of approximately $23.3 million, or 44%, partially offset by an increase in collaboration revenue of $5.0 million resulting from the agreement with Roche. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. The $18.3 million and $13.3 million of collaboration revenue for 2008 and 2007, respectively, includes $15.0 million and $10.0 million milestones received in September 2008 and June 2007, respectively, each of which had been assessed as substantially at-risk at the initiation of the agreement and were therefore recognized as revenue when the milestones were achieved, as defined in the Collaboration Agreement. For each of the years ended December 31, 2008 and 2007, Actimmune accounted for all of our product revenue. A substantial majority of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. Collaboration revenue in 2008 and 2007 also includes approximately $3.2 million of amortization of the $70.0 million upfront payments received from Roche in 2006 and January 2007.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial in March 2007, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial, we expect that net sales of Actimmune for the year ended December 31, 2009 will continue to decline.

Cost of Goods Sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs associated with our product revenue and inventory writedowns. Cost of goods sold for the year ended December 31, 2008 was $9.0 million, or approximately 30% of total product revenue, compared to $14.1 million, or approximately 26% of total product revenue, in the corresponding period of 2007. The decrease in cost of goods sold primarily reflects the decline in Actimmune revenue. Included in 2008 cost of goods sold is a charge of $0.7 million recorded for excess inventory. Included in 2007 cost of goods sold is a charge of approximately $1.6 million for excess inventories, recorded in connection with the impact of the Phase III INSPIRE trial results announced in March 2007. Excluding the $0.7 million and $1.6 million charges for excess inventory and purchase commitments in 2008 and 2007, respectively, cost of goods sold was approximately 28% and 23% of product revenue for each of the years ended December 31, 2008 and 2007, respectively. This increase can be attributed to a higher average cost per vial, reflecting a full year impact of the new supply agreement with BI entered into in June 2007 which stipulated a higher cost per vial charged to us.

Exchange rate fluctuations on inventory purchases may affect cost of goods sold on Actimmune inventory purchased from BI. In the past, we have utilized forward exchange contracts to partially offset the effect of exchange rate fluctuations, but we did not enter into any new contracts in 2007 or 2008.

Research and Development Expenses

Research and development (“R&D”) expenses were $104.6 million and $105.9 million for the years ended December 31, 2008 and 2007, respectively, representing a decrease of 1%. The decrease was primarily due to the discontinuation of the INSPIRE program, offset by the full enrollment in 2007 and completion of our two Phase III CAPACITY studies for pirfenidone late in 2008 and the conduct of the Phase 1a and 1b studies of ITMN-191.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category titled

“Programs—Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $2.6 million and $6.0 million of stock-based compensation in 2008 and 2007, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the specific sections under “Item 1A. Risk Factors” above.

	Year ended December 31,
Development Program	2008	2007	2006
	(In thousands)
Pulmonology	$60,641	$56,169	$50,065
Hepatology	30,699	21,965	30,035
Oncology	—	—	1,561
Programs—Non-specific	13,241	27,805	22,188

Total	$104,581	$105,939	$103,849

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

Acquired Research and Development and Milestone Expense/(Credits)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million in 2007. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved. There were no charges for acquired research and development and milestone payments in the year ended December 31, 2008 under this, or any other, agreement.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $30.3 million and $29.6 million for the years ended December 31, 2008 and 2007, respectively, an increase of 2%. Headcount and cost reductions related to the closure of the INSPIRE trial for Actimmune in March 2007 were offset by increased legal expenses in connection with the lawsuits filed against the company earlier in 2008 and preparation costs related to the anticipated commercialization of pirfenidone.

Restructuring Charges

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we made the decision to reduce our workforce by approximately 50%, which has been completed as of September 30, 2007. As a result, we incurred approximately $3.4 million in personnel-related restructuring charges during 2007. The $3.4 million charge is comprised of approximately $2.9 million for cash severance and related benefits and $0.5 million of costs for the acceleration of options for approximately 66,000 shares of our common stock. We also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI in the second quarter of 2007. See Note 15 of Notes to Consolidated Financial Statements.

Interest Income

Interest income decreased to $5.6 million for the year ended December 31, 2008 compared to $10.7 million for the year ended December 31, 2007. The decrease in interest income for the year ended December 31, 2008 reflects a lower average balance on our invested cash and securities throughout 2008 compared to 2007 and relatively lower average interest rates in 2008 compared to 2007.

Interest Expense

Interest expense increased to $5.7 million for the year ended December 31, 2008 compared to $2.9 million for the year ended December 31, 2007. Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for 2007 also includes interest on our $170.0 million 0.25% convertible notes due in March 2011 (the “2011 Notes”), including the amortization of related debt issuance costs. On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes. Remaining debt issuance costs of approximately $1.1 million, related to the extinguishment of $85.0 million of the existing 2011 Notes, were expensed during the second quarter of 2008 and have been included in interest expense.

Other Income (Expense)

Other income (expense) decreased to ($2.1) million of other expense for the year ended December 31, 2008 compared to $2.2 million of other income for 2007. Other expense for 2008 is comprised primarily of a $3.5 million impairment charge for the writedown of our long-term available-for-sale securities, partially offset by a $1.0 million contingent payment in connection with our divestiture of Amphotec in May 2005. Other income for 2007 includes $2.5 million in aggregate milestone payments from Targanta and Three Rivers in connection with our divestitures of oritavancin and Amphotec, respectively.

Income (loss) from Discontinued Operations

The income (loss) from discontinued operations reflects the divestiture of our Infergen product line to Valeant which was completed in December 2005. The income from discontinued operations of $0.1 million for the year ended December 31, 2008 compares to income of $5.0 million for the year ended December 31, 2007. Discontinued operations in 2008 is comprised of adjustments to our initial product return estimates. Income from discontinued operations in 2007 reflects a clinical-related milestone received from Valeant. See Note 3 of Notes to Consolidated Financial Statements.

Provision for Income Taxes

Due to our continuing operating losses and the uncertainty of our recognizing the potential future benefits from other non-operating losses, we recorded no provision for income taxes for the year ended December 31, 2008. The $2.3 million tax benefit recorded in 2007 primarily relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock. As of December 31, 2008, we had federal net operating loss carryforwards of approximately $532.4 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2028 if not utilized. We also have federal research and development tax credits of approximately $21.1 million that will expire in the years 2018 through 2028 and federal Orphan Drug tax credits of approximately $47.2 million that will expire in the years 2022 through 2028. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $201.7 million that expire in the years 2012 through 2028 and state research and development tax credits of approximately $16.1 million that do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

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

Research and Development Expenses

Research and development (“R&D”) expenses were $105.9 million and $103.8 million for the years ended December 31, 2007 and 2006, respectively, representing an increase of 2%. The increase was primarily due to the full enrollment of our two Phase III CAPACITY studies for pirfenidone during 2007 and the conduct of the Phase 1a and 1b studies of ITMN-191, partially offset by reduced costs related to the discontinuation of the INSPIRE program and the full year reimbursement from Roche under our collaboration agreement. R&D expense also includes $6.0 million and $8.1 million of stock-based compensation in 2007 and 2006, respectively.

Acquired Research and Development and Milestone Expense/(Credits)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million in 2007. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved. There were no charges for acquired research and development and milestone payments in the year ended December 31, 2006.

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

Restructuring Charges

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent data monitoring committee. As a result of the disappointing INSPIRE trial results, we made the decision to reduce our workforce by approximately 50%, which has been completed as of September 30, 2007. As a result, we incurred approximately $3.4 million in personnel-related restructuring charges during 2007. The $3.4 million charge is comprised of approximately $2.9 million for cash severance and related benefits and $0.5 million of costs for the acceleration of options for approximately 66,000 shares of our common stock. We have also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI. See Note 15 of Notes to Consolidated Financial Statements.

Interest Income

Interest income increased to $10.7 million for the year ended December 31, 2007 compared to $9.5 million for the year ended December 31, 2006. The increase in interest income for the year ended December 31, 2007 compared to 2006 reflects a higher average balance on our invested cash and securities throughout 2007, including the proceeds of $73.4 million from our public offering which was completed in September 2007, and relatively higher average interest rates in 2007 compared to 2006.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash, cash equivalents and available-for-sale securities of $154.7 million compared to $235.3 million at December 31, 2007. The decrease was primarily the result of operating losses, partially offset by the receipt of $15.0 million from our collaboration partner Roche. Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we maintain balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third party financial institution accounts.

Included in the $154.7 million of our cash, cash equivalents and available-for-sale securities at December 31, 2008 is a portion of our investment in Targanta common stock which has a fair value of approximately $0.5 million, reflecting the fair market value of approximately 840,000 shares at the quoted market price on that date. The 840,000 shares of Targanta common stock represent the portion of our holdings estimated to qualify for resale within one year. Our total holdings of Targanta common stock had been approximately 3.0 million shares. In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We have tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction. We may also receive up to an additional $4.55 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones within certain time periods. In February 2009, we completed a public offering of approximately 4.0 million shares of our registered common stock, at a price of $16.35 per share, and received net proceeds of approximately $63.5 million.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At December 31, 2008, we held approximately $17.5 million of student loan auction rate securities (par value of $21.0 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire $21.0 million of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. During the fourth quarter of 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary in nature given the deteriorating credit and financial markets and specifically the auction rate securities market. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of December 31, 2008 based on a discounted cash flow analysis.

Operating Activities

Cash used in operating activities was $72.3 million during the year ended December 31, 2008, comprised primarily of a net loss of $97.7 million. Cash flows used in operating activities also reflects, among other things, stock-based compensation expense of $6.8 million, an increase in accounts payable and accrued compensation of $11.4 million and an increase in other accrued liabilities of approximately $5.0 million. The increase in accounts payable is primarily due to the amounts owed to Roche under the October 2006 Collaboration Agreement, which increased $11.3 million in 2008. The increase in other accrued liabilities consists primarily of an increase in accrued clinical costs, reflecting the initiation of our RECAP clinical trial, the follow up to our recently completed CAPACITY trials. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Investing activities provided $45.1 million in cash flows during the year ended December 31, 2008, primarily due to investment maturities and sales of available-for-sale securities totaling $167.0 million, partially offset by investment purchases of $119.8 million and purchases of property and equipment of $2.0 million.

Financing Activities

Cash provided by financing activities of $2.0 million for the year ended December 31, 2008 was due to the issuance of our common stock under our employee stock plans.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune and proceeds from our February 2009 public offering, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least the end of 2009. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

As a result, we may require additional funds beyond the proceeds received from our February 2009 public offering and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no further commitments for such fund raising activities at this time. Additional funding may not be available to finance our operations when needed or, if available, the terms for obtaining such funds may not be favorable or may result in dilution to our stockholders.

Off-Balance Sheet Arrangements

We do not have any “special purpose” entities that are unconsolidated in our financial statements. We have no commercial commitments or loans with related parties.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2008, aggregated by type (in millions):

Contractual Obligations	Total	2009	2010-2011	2012-2013	After 2013
Long-term debt obligations (1)	$198.2	$4.5	$93.8	$8.5	$91.4
Government settlement (2)	26.0	7.0	19.0	—	—
Operating leases	11.8	5.0	6.8	—	—
Non-cancelable purchase obligations—Other (3)	1.7	1.7	—	—	—
Research and development commitments (4)	6.3	4.9	1.4	—	—

Total contractual cash obligations	$244.0	$23.1	$121.0	$8.5	$91.4

(1)	These amounts include accrued interest and principal amounts of both the 0.25% convertible senior notes due 2011 and the 5.00% convertible senior notes due 2015.
(2)	These amounts do not reflect the impact of the $4.4 million accelerated payment made in March 2009 to the U.S. Department of Justice, though total obligation does not change. See Note 15 of Notes to Consolidated Financial Statements.
(3)	These amounts consist of clinical related obligations.
(4)	These amounts consist of clinical, process development and other related obligations and are cancelable upon discontinuation of the trial. They do not include any amounts related to the collaboration agreement with Roche given the inherent difficulties in the estimation process.

The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amount of each letter of credit approximates six to twelve months of operating rent payable to the landlord of each facility.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3). This FSP, which was effective upon release, clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We considered the impact of FSP FAS 157-3 in evaluating the fair value of our auction rate securities.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as our 0.25% convertible senior notes due March 2011 (the “2011 Notes”) that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each component. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We are currently evaluating the impact of adoption and based on our preliminary analysis of the requirements of FSP APB 14-1, we expect that the adoption of FSP APB 14-1 will have a material impact on our consolidated financial position and results of operations.

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

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have an impact on the Company’s consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2008, we held approximately $21.0 million (at par) of municipal notes investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Commencing in February 2008 and continuing throughout the remainder of the year, auctions failed for the entire $21.0 million of our auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of December 31, 2008 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period.

The following table presents hypothetical fair values of our auction rate securities had we used different underlying terms, including up to 30 years which approximates the actual maturity dates of the securities (in millions, except percentages):

Expected term of cash flows (in years)	Five	Seven	Ten	Thirty
Estimated Fair Value	$18.2	$17.5	$16.4	$10.7
Percentage of original par value ($21.0 million)	86.7%	83.3%	78.1%	51.0%

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2008 by effective maturity (in millions, except percentages):

	2009	2010	2011	2012	2013 and beyond	Total	Fair value at December 31, 2008
Assets:
Available-for-sale securities	$120.0	$10.3	$—	$—	$21.0	$151.3	$148.4
Average interest rate	1.8%	3.8%	—	—	2.3%	2.0%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	$85.0	—	—	$85.0	$71.9
Average interest rate	—	—	0.25%	—	—	0.25%	—
5.00% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$86.3
Average interest rate	—	—	—	—	5.00%	5.00%	—

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2007 by effective maturity (in millions, except percentages):

	2008	2009	2010	2011	2012 and beyond	Total	Fair value at December 31, 2007
Assets:
Available-for-sale securities	$211.7	$6.4	$2.9	$—	$—	$221.0	$222.5
Average interest rate	4.8%	5.1%	5.1%	—	—	4.8%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$170.0	—	$170.0	$159.5
Average interest rate	—	—	—	0.25%	—	0.25%	—

Foreign Currency Market Risk

We purchase commercial and clinical products from BI and settle our obligations in a foreign currency. This exposes us to foreign currency exchange rate risk. To protect against currency exchange risks on forecasted foreign currency cash payments for the purchases of Actimmune from BI over the next year, we have considered instituting a foreign currency cash flow hedging program. In the past, we have hedged portions of our forecasted foreign currency cash payments with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency expenses is offset by losses in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In 2004, we used foreign currency forward contracts to partially mitigate this exposure, but have not entered into any new foreign currency forward contracts since that time. We regularly evaluate the cost-benefit of entering into such arrangements, and presently have no foreign currency hedge agreements outstanding.

Global Market and Economic Conditions

In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. For the fiscal year ended December 31, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both United States and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with volatile energy prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the year and afterward contributed to volatility of unprecedented levels and an economic slowdown.

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If volatile and adverse market conditions continue, they may limit our ability to timely borrow or access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations. The economic slowdown may lead to reduced opportunities to raise sufficient additional capital to enable us to fund future operations, which would have a negative impact on our business. In addition, the biotechnology industry has fluctuated significantly in the past and has experienced significant downturns in connection with, or in anticipation of, a deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InterMune, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2009

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$63,765	$88,946
Available-for-sale securities	73,454	146,346
Accounts receivable, net of allowances of $58 in 2008 and $44 in 2007	3,123	3,117
Inventories	1,249	1,776
Deferred taxes	205	2,275
Prepaid expenses and other current assets	3,195	7,112

Total current assets	144,991	249,572
Noncurrent available-for-sale securities	17,494	—
Property and equipment, net	6,582	8,118
Acquired product rights, net	167	667
Other assets (includes restricted cash of $1,425)	2,990	4,088

Total assets	$172,224	$262,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,148	$7,392
Accrued compensation	6,939	7,282
Deferred taxes	205	2,275
Other accrued liabilities	22,019	18,160

Total current liabilities	48,311	35,109
Deferred rent	1,426	1,767
Deferred collaboration revenue	59,717	62,989
Liability under government settlement	17,642	23,468
Convertible notes	170,000	170,000
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,330 and 39,032 shares issued and outstanding at December 31, 2008 and 2007, respectively	39	39
Additional paid-in capital	631,932	623,115
Accumulated other comprehensive income (loss)	(1,415)	3,647
Accumulated deficit	(755,428)	(657,689)

Total stockholders’ deficit	(124,872)	(30,888)

Total liabilities and stockholders’ deficit	$172,224	$262,445

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue, net
Actimmune	$29,880	$53,420	$90,317
Collaboration revenue	18,272	13,272	467

Total revenue, net	48,152	66,692	90,784
Costs and expenses:
Cost of goods sold	8,989	14,109	24,608
Research and development	104,581	105,939	103,849
Acquired research and development and milestone expense	—	13,725	—
General and administrative	30,260	29,577	40,372
Restructuring charges	—	10,246	—
Provision for government settlement	—	—	36,944

Total costs and expenses	143,830	173,596	205,773

Loss from operations	(95,678)	(106,904)	(114,989)
Other income (expense):
Interest income	5,616	10,699	9,512
Interest expense	(5,693)	(2,881)	(1,542)
Other income (expense)	(2,087)	2,215	1,057

Loss from continuing operations before income taxes	(97,842)	(96,871)	(105,962)
Income tax benefit	—	(2,275)	—

Loss from continuing operations	(97,842)	(94,596)	(105,962)
Discontinued operations:
Income (loss) from discontinued operations	103	4,994	(1,244)

Net loss	$(97,739)	$(89,602)	$(107,206)

Basic and diluted loss per share
Continuing operations	$(2.51)	$(2.67)	$(3.18)
Discontinued operations	— *	0.15	(0.04)

Net loss per share	$(2.51)	$(2.52)	$(3.22)

Shares used in computing basic and diluted net loss per share	38,982	35,493	33,277

*	Less than $0.01 per share

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands)
Balances at December 31, 2005	32,589	$33	$493,953	$(2,092)	$754	$(460,881)	$31,767
Net unrealized loss on available-for-sale securities	—	—	—	—	(7)	—	(7)
Change in unrealized gain on foreign currency cash flow hedge	—	—	—	—	(607)	—	(607)
Net loss	—	—	—	—	—	(107,206)	(107,206)

Comprehensive loss							(107,820)
Exercise of stock options	1,225	1	18,605	—	—	—	18,606
Stock issued under employee stock purchase plan	117	—	1,128	—	—	—	1,128
Stock compensation related to the modification of stock options	—	—	253	—	—	—	253
Issuance of restricted stock to employees, net of forfeitures	333	—	5,960	—	—	—	5,960
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(2,092)	2,092	—	—	—
Stock compensation related to employee stock benefit plans	—	—	10,309	—	—	—	10,309

Balances at December 31, 2006	34,264	$34	$528,116	$—	$140	$(568,087)	$(39,797)
Net unrealized gain on available-for-sale securities, net of taxes of $2,275	—	—	—	—	3,719	—	3,719
Change in unrealized gain on foreign currency cash flow hedge	—	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	—	(89,602)	(89,602)

Comprehensive loss							(86,095)
Exercise of stock options	534	1	7,633	—	—	—	7,634
Stock issued under employee stock purchase plan	111	—	1,257	—	—	—	1,257
Issuance of common stock in a public offering at $19.50 per share, net of issuance costs of $5,092	4,025	4	73,391	—	—	—	73,395
Issuance of restricted stock to employees, net of forfeitures	98	—	2,694	—	—	—	2,694
Stock compensation related to the modification of stock options	—	—	482	—	—	—	482
Stock compensation related to employee stock benefit plans	—	—	9,542	—	—	—	9,542

Balances at December 31, 2007	39,032	$39	$623,115	$—	$3,647	$(657,689)	$(30,888)
Net unrealized loss on available-for-sale securities	—	—	—	—	(5,062)	—	(5,062)
Net loss	—	—	—	—	—	(97,739)	(97,739)

Comprehensive loss							(102,801)
Exercise of stock options	90	—	1,081	—	—	—	1,081
Stock issued under employee stock purchase plan	71	—	939	—	—	—	939
Issuance of restricted stock to employees, net of forfeitures	137	—	1,133	—	—	—	1,133
Stock compensation related to employee stock benefit plans	—	—	5,664	—	—	—	5,664

Balances at December 31, 2008	39,330	$39	$631,932	$—	$(1,415)	$(755,428)	$(124,872)

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows used for operating activities:
Net loss	$(97,739)	$(89,602)	$(107,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,797	12,718	16,522
Amortization expense	2,285	1,336	1,331
Depreciation expense	3,562	3,511	2,516
Deferred taxes	—	(2,275)	—
Deferred rent	(341)	(37)	161
Net realized losses on sales and writedowns of available-for-sale securities	3,170	—	—
Change in unrealized gain on foreign currency cash flow hedge	—	(212)	(607)
Changes in operating assets and liabilities:
Accounts receivable	(6)	8,682	4,424
Inventories	527	6,412	4,249
Prepaid expenses	3,917	579	(1,319)
Other assets	(687)	55	927
Accounts payable and accrued compensation	11,413	(2,079)	(24,090)
Other accrued liabilities	5,010	(8,459)	(5,816)
Liability under government settlement	(6,977)	(2,474)	33,116
Deferred collaboration revenue	(3,272)	6,727	59,534

Net cash used in operating activities	(72,341)	(65,118)	(16,258)
Cash flows from investing activities:
Purchase of property and equipment	(2,026)	(2,419)	(4,452)
Purchases of available-for-sale securities	(119,805)	(182,517)	(130,434)
Maturities of available-for-sale securities	81,801	107,328	41,396
Sales of available-for-sale securities	85,170	40,000	12,065

Net cash provided by (used in) investing activities	45,140	(37,608)	(81,425)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	73,395	—
Proceeds from issuance of common stock under employee stock benefit plans, net	2,020	8,891	19,734

Net cash provided by financing activities	2,020	82,286	19,734

Net decrease in cash and cash equivalents	(25,181)	(20,440)	(77,949)
Cash and cash equivalents at beginning of year	88,946	109,386	187,335

Cash and cash equivalents at end of year	$63,765	$88,946	$109,386

Supplemental disclosure of cash flow information:
Interest paid	$2,877	$1,733	$445
Reclassification of deferred compensation upon adoption of SFAS 123(R)	$—	$—	$2,092

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Overview

We are an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided from sales of Actimmune and our collaboration agreement with Roche. The pulmonology portfolio includes the Phase III program, CAPACITY, which is evaluating pirfenidone for the treatment of patients with IPF and a research program focused on small molecules for pulmonary disease. We announced results for the CAPACITY trials in February 2009 and intend to prepare regulatory filings for submission to the relevant authorities as soon as possible. The hepatology portfolio includes the HCV protease inhibitor compound ITMN-191 (referred to as R7227 at Roche) in Phase 1b, a second-generation HCV protease inhibitor research program and a research program evaluating a new target in hepatology.

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

Cash, Cash Equivalents and Available-For-Sale Securities

Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months. We classify all debt securities as available-for-sale. Cash equivalents and available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as other comprehensive income (loss), a separate component of stockholders’ equity (deficit). We have estimated the fair value amounts by using quoted market prices or through a discounted cash flow analysis. The cost of securities sold is based on the specific identification method.

Fair Value of Other Financial Instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at historical cost, which we believe approximates fair value because of the short-term nature of these

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments. The fair value of each of our $85.0 million convertible senior notes due 2011 and 2015 was $71.9 million and $86.3 million, respectively at December 31, 2008. As of December 31, 2007, the fair value of our $170.0 million convertible senior notes due 2011 was $159.5 million. For both 2008 and 2007, we determined the fair value of the outstanding balances of our notes using readily available market information.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.2 million and $1.8 million at December 31, 2008 and December 31, 2007, respectively, and consisted solely of Actimmune finished goods.

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

During the years ended December 31, 2008 and December 31, 2007, we charged $0.7 million and $1.6 million, respectively, to cost of goods sold for inventory write downs resulting from the estimated excess of inventory compared to forecasted inventory requirements. We did not incur any charges for excess inventory in 2006.

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

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products,

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

typically ten years. At the time of acquisition, the product life is estimated based upon the term of the agreement, the patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs. Acquired product rights consist of payments made for the acquisition of rights to interferon gamma (see Note 6). Accumulated amortization of this intangible asset was $3.3 million and $2.8 million at December 31, 2008 and 2007, respectively. Amortization expense for acquired product rights of $0.2 million is scheduled through April 2009 at which point the asset will be fully amortized.

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

Collaboration revenue derived from our agreement with Roche generally includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated term of our continuing involvement. Milestone payments received under our Roche collaboration agreement related to events that are substantively at risk of achievement at the initiation of the agreement are recognized as revenue when the milestones, as defined in the contract, are achieved and collectibility of the milestone is assured.

Research and Development Expenses

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees, acquired intellectual

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net payable of approximately $11.4 million at December 31, 2008 and a net payable of $0.1 million at December 31, 2007. See Note 7 below.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $42,000 and $285,000 for the years ended December 31, 2007 and 2006, respectively. We did not incur advertising costs in 2008.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have an impact on our results of operations or financial condition.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive loss for each of the periods presented is disclosed in Note 11 below. Also,

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive income (loss) includes certain changes in stockholders’ equity (deficit) that are excluded from net loss. Specifically, we include in other comprehensive income (loss) changes in the fair value of our available-for-sale investments and derivatives designated as cash flow hedges.

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

The securities excluded were as follows (in thousands):

	As of December 31,
	2008	2007	2006
Options	4,597	4,671	5,390
Shares issuable upon conversion of convertible notes	8,432	7,859	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(97,739)	$(89,602)	$(107,206)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	39,206	35,743	33,702
Less: weighted-average shares subject to repurchase	(224)	(250)	(425)

Weighted-average shares used in computing basic and diluted net loss per share	38,982	35,493	33,277

Basic and diluted net loss per share	$(2.51)	$(2.52)	$(3.22)

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Amended and Restated 2000 Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 as amended by SAB 110 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Upon adoption of SFAS 123(R), we retained our method of valuation for share-based awards granted beginning in

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $6.8 million, $12.7 million and $16.5 million, respectively. For additional information, see Note 13.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3). This FSP, which was effective upon release, clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We considered the impact of FSP FAS 157-3 in evaluating the fair value of our auction rate securities.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as our 0.25% convertible senior notes due March 2011 (the “2011 Notes”) that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each component. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We are currently evaluating the impact of adoption and

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on our preliminary analysis of the requirements of FSP APB 14-1, we expect that the adoption of FSP APB 14-1 will have a material impact on our consolidated financial position and results of operations.

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

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have an impact on the Company’s consolidated results of operations and financial condition.

3.	DISCONTINUED OPERATIONS

Product Acquisition Agreement

We entered into a Product Acquisition Agreement (the “Agreement”) with Valeant Pharmaceuticals International (“Valeant”) on November 28, 2005, whereby Valeant agreed to purchase all of the rights to Infergen from us. Valeant agreed to acquire certain assets, including intellectual property rights and inventory, as of December 30, 2005 for approximately $122.1 million, including a fixed payment of approximately $2.1 million in 2007. Of the $122.1 million, $6.5 million is related to the purchase of finished product inventory. The Agreement also states that we are entitled to receive approximately $20.0 million contingent upon Valeant achieving certain clinical related milestones beginning in 2007, of which $5.0 million was received in July 2007 and recorded in discontinued operations in the consolidated statement of operations.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Infergen revenue, net	$103	$(6)	$(1,024)
Contract (milestone) revenue	—	5,000	—
Costs and expenses:
Cost of goods sold	—	—	81
Research and development	—	—	(531)
Selling, general and administrative	—	—	230

Total costs and expenses	—	—	(220)

Gain (loss) from discontinued operations	$103	$4,994	$(1,244)

Discontinued operations in 2008 is comprised of adjustments to our initial product return estimates and in 2007 consist primarily of the $5.0 million clinical related milestone received in July 2007. Discontinued operations in 2006 consist primarily of transition related services, including product returns.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Effective March 5, 2007, we made the decision to discontinue the Phase III INSPIRE clinical trial evaluating Actimmune in patients with IPF based upon the recommendation of the study’s independent DMC. As a result of the disappointing INSPIRE trial results, we revised our estimates of inventory requirements as of December 31, 2006. Accordingly, we recorded a charge of $4.5 million in 2006 related to the prepayment of inventory that we had expected to receive in 2007 and 2008. While we believe other Actimmune related assets are recoverable for at least their $1.4 million net carrying value, if sales decline below our revised estimates, we may incur additional asset impairment charges, including inventory writedowns in excess of the $1.6 million and $0.7 million recorded in 2007 and 2008, respectively, and impairment of acquired product rights, as well as product returns.

The following table reflects the asset balances as of December 31, 2008 which may be impacted (in thousands):

2007
Finished goods inventory	$1,249
Acquired product rights, net	167

Total	$1,416

We also incurred approximately $3.4 million in personnel-related restructuring charges during 2007, primarily consisting of severance related expenses to implement our announced plan to reduce the workforce by approximately 50%. This workforce reduction was completed as of September 30, 2007. The $3.4 million personnel-related restructuring charge was comprised of approximately $2.9 million for cash severance and related benefits and $0.5 million of costs for the acceleration of options for approximately 66,000 shares of our common stock. We also incurred approximately $6.8 million in expenses in connection with the termination of our previous supply agreement with BI in the second quarter of 2007. See Note 15 below.

The activity in the accrued restructuring balance, included within accounts payable and accrued compensation on the balance sheet, was as follows for 2007 and 2008 (in thousands):

	Restructuring Liabilities at December 31, 2006	Charges	Cash Payments	Restructuring Liabilities at December 31, 2007	Charges	Cash Payments	Restructuring Liabilities at December 31, 2008
Workforce reduction	$—	$2,984	$(2,780)	$204	$—	$(166)	$38
Supply agreement termination	—	6,779	(6,779)	—	—	—	—

Totals	$—	$9,763	$(9,559)	$204	$—	$(166)	$38

5.	INVESTMENT IN TARGANTA COMMON STOCK

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which $4.0 million has been received through December 31, 2008. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we could hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2008. We have recorded an unrealized loss, net of taxes, of $1.8 million on approximately 840,000 of those shares valued at approximately $0.5 million at December 31, 2008 representing the portion estimated to qualify for resale within one year in accordance with SFAS 115. At December 31, 2007, the unrealized gain, net of taxes, was $3.4 million on approximately 630,000 shares valued at $5.7 million.

In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We have tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction. We may also receive up to an additional $4.55 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones within certain time periods.

6.	ACQUIRED PRODUCT RIGHTS

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. During the third quarter of 2007, we recorded a $7.5 million expense for such milestone payments, which are based on the progress of clinical development of pirfenidone. If all of the milestones under this agreement had been achieved, we would have been required to make milestone payments of $14.5 million. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million, which includes the $7.5 million expense recorded in the third quarter of 2007 relating to the 2002 license agreement. These payments have been reported as acquired research and development in our consolidated statements of operations. Contingent acquisition payments of up to an additional $53.5 million would be made by us only if positive Phase III data and registration in the United States and European Union are achieved, of which $13.5 million has been paid in March 2009. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi. Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amgen Inc. (Interferon Gamma)

In 2002, we acquired certain pending patent applications relating to interferon gamma from Amgen in exchange for $3.5 million, of which $1.5 million was paid in June 2002, and the remaining $2.0 million was paid in January 2003. We are amortizing these product rights to operations over the expected useful product life of Actimmune. The net carrying value of this intangible asset was $0.2 million as of December 31, 2008.

Genentech, Inc. License Agreement (Actimmune)

In 1998, we obtained a license under Genentech’s patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a filing a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. We had made royalty payments of approximately $79.3 million, but no milestone payments, under this agreement in the aggregate through December 31, 2008. If all of the milestones under this agreement are achieved, we would be required to make milestone payments of $3.2 million, although we have no further development plans for Actimmune. We must satisfy specified diligence obligations under the agreement with Genentech to maintain our license from Genentech. Our rights to certain therapeutic uses for Actimmune under this agreement could revert to Genentech if we do not meet our diligence obligations or otherwise commit a material breach of the agreement.

Connetics Corporation (Actimmune)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune for the treatment of scleroderma. We had made royalty payments of approximately $1.7 million in the aggregate through December 31, 2008. There are no milestone payments pursuant to this agreement.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the terms of the Collaboration Agreement, we agreed to conduct Phase I studies for ITMN-191, and thereafter Roche agreed to lead clinical development and commercialization. Upon execution of the agreement, we received an upfront payment of $60.0 million from Roche. In addition, assuming successful development and commercialization of ITMN-191 in the United States and other countries, we could potentially receive up to an aggregate of $470.0 million in milestone payments. One milestone payment of $10.0 million was received in January 2007, which was not deemed to be substantially at risk at the execution of the Collaboration Agreement. Therefore, the upfront payment of $60.0 million and this $10.0 million milestone payment have been deferred and are being recognized ratably as collaboration revenue over the estimated period of our continuing involvement, currently expected to conclude approximately March 2028. All further milestone payments have been assessed as substantially at-risk at the execution of the agreement and will be recognized as revenue when and if these milestones are achieved, as defined in the Collaboration Agreement. In June 2007 and September 2008, we received $10.0 million and $15.0 million milestone payments, respectively, which were recognized as revenue upon receipt as the milestones were deemed substantially at-risk at the execution of the agreement. Roche agreed to fund 67% of the global development costs of ITMN-191 and, if the product is approved for commercialization by the U.S. Food and Drug Administration, we agreed to co-commercialize the product in the United States and share profits on a 50-50 basis with Roche. We are entitled to receive royalties on any sales of the product outside of the United States. We have the right to opt-out of either co-development and/or co- commercialization of ITMN-191 in exchange for higher royalties on sales outside of the United States, and royalties instead of profit sharing in the United States. The economic terms for ITMN-191 could also apply to additional compounds that we and Roche develop under the Collaboration Agreement. In connection with this agreement with Roche, we have recorded a net payable of approximately $11.4 million at December 31, 2008 and a net payable of $0.1 million at December 31, 2007.

In November 2008, we amended the Collaboration Agreement among other things to extend the research program (and consequently the research exclusivity period whereby each party is prohibited from engaging in certain competitive research activities) for an additional amount of time and to provide for certain funding by Roche of activities taking place during such extended research period. Such research funding by Roche may be credited by Roche against certain future payments in connection with Roche’s inclusion of possible additional compounds as part of its license rights granted to it under the collaboration. In connection with this amendment and Roche’s funding of certain of our research activities, we have recorded a receivable from Roche of $1.4 million as of December 31, 2008, included within accounts receivable.

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

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assuming that all of the remaining milestones under these agreements are achieved, we will be required to make milestone payments of $8.5 million. Total payments related to this agreement were $1.3 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively, and were recorded as research and development expenses. We did not record any research and development expense or make any payments related to Array in 2008. Included in the $10.2 million in 2006 is a $0.5 million milestone payment for the initiation of the Phase Ia clinical trial for ITMN-191.

8.	FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.8 million) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$33,952	$—	$—	$33,952
Obligations of government-sponsored enterprises	—	50,775	—	50,775
Obligations of United States government	—	9,000	—	9,000
Corporate debt securities	—	16,650	—	16,650
Commercial paper	—	20,494	—	20,494
Targanta common stock	512	—	—	512
Auction rate securities	—	—	17,514	17,514

Total	$34,464	$96,919	$17,514	$148,897

Level 3 assets consist of municipal notes investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. During the fourth quarter of 2008, we recorded an impairment charge of approximately $3.5 million on these securities as we believe the losses are other-than-temporary in nature given the

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deteriorating credit and financial markets and specifically the auction rate securities market, and our inability to hold such securities to their maturity or estimated recovery. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of December 31, 2008 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. Since December 31, 2007, two of our auction rate securities with an aggregate fair value of $6.0 million were redeemed at par value. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008 (in thousands):

Auction rate Securities
Balance at December 31, 2007	$27,000
Impairment charge included in other income (expense)	(3,506)
Net settlements	(6,000)

Balance at December 31, 2008	$17,494

9.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of December 31, 2008 and 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Obligations of government-sponsored enterprises	$50,418	$357	$—	$50,775
Money market funds	33,952	—	—	33,952
Commercial paper	20,477	17	—	20,494
Corporate debt securities	16,676	44	(70)	16,650
Obligations of United States government	9,000	—	—	9,000
Targanta common stock	—	512	—	512
Auction rate securities	17,514	—	—	17,514

Total	$148,037	$930	$(70)	$148,897

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as:
Cash equivalents	$57,941	$8	$—	$57,949
Available-for-sale securities	72,582	922	(70)	73,434
Noncurrent available-for-sale securities	17,514	—	—	17,514

Total	$148,037	$930	$(70)	$148,897

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Obligations of government-sponsored enterprises	$135,813	$181	$—	$135,994
Corporate debt securities	34,526	110	(3)	34,633
Commercial paper	12,815	—	(53)	12,762
Targanta common stock	—	5,687	—	5,687
Auction rate securities and money market funds	39,150	—	—	39,150

Total	$222,304	$5,978	$(56)	$228,226

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as:
Cash equivalents	$81,861	$20	$(1)	$81,880
Available-for-sale securities	140,443	5,958	(55)	146,346

Total	$222,304	$5,978	$(56)	$228,226

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the years 2008, 2007 and 2006. Realized gains and losses were calculated based on the specific identification method and were approximately ($3.2) million in 2008 and $0 in both 2007 and 2006. During the fourth quarter of 2008, we recorded an impairment charge of approximately $3.5 million related to the writedown of our auction rate securities as we believe the losses are other-than-temporary in nature given the deteriorating credit and financial markets and specifically the auction rate securities market. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. Our investment in Targanta common stock consisted of approximately 3.0 million shares of which we have recorded an unrealized gain on approximately 840,000 of those shares representing the portion estimated to qualify for resale within one year. See Note 5 above.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at December 31, by contractual maturity (excludes Targanta common stock) (in thousands):

	December 31, 2008
	Amortized Cost	Fair Value
Mature in less than one year	$120,133	$120,537
Mature in one to three years	10,390	10,333
Mature in over three years	17,514	17,514

Total	$148,037	$148,384

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	BALANCE SHEET DETAIL

Property and equipment and related accumulated depreciation and amortization is as follows at December 31 (in thousands):

	2008	2007
Computer and laboratory equipment	$12,966	$11,060
Office furniture and fixtures	3,721	3,710
Leasehold improvements	9,816	9,839

	26,503	24,609
Less accumulated depreciation and amortization	(19,921)	(16,491)

Total	$6,582	$8,118

Other accrued liabilities consist of the following at December 31 (in thousands):

	2008	2007
Accrued clinical trial costs	$8,186	$4,624
Liability under government settlement—current	6,023	7,174
Deferred collaboration revenue—current	3,272	3,272
Accrued interest	1,487	142
Royalties payable	709	884
Medicaid rebates	365	256
Provision for returns and rebates	294	378
Accrued research and development	733	812
Other accrued liabilities	950	618

Total other accrued liabilities	$22,019	$18,160

11.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in the fair value of derivatives designated as foreign currency cash flow hedges and unrealized gains and losses on our available-for-sale securities, including approximately 840,000 shares of Targanta common stock, which represents the portion of our holdings that are estimated to qualify for resale within one year. The activity in other comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(97,739)	$(89,602)	$(107,206)
Change in unrealized gain/(loss) on available-for-sale securities, net of tax benefit of $2,275 in 2007	(5,062)	3,719	(7)
Change in realized and unrealized gain on foreign currency hedge	—	(212)	(607)

Comprehensive loss	$(102,801)	$(86,095)	$(107,820)

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income (loss) consists of the following at (in thousands):

	December 31,
	2008	2007
Net unrealized gain (loss) on available-for-sale securities, net of tax of $2,275 at December 31, 2008 and December 31, 2007, (including ($1,763) and $3,412, respectively, related to Targanta shares)	$(1,415)	$3,647

12.	CONVERTIBLE DEBT

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

In accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (“EITF 96-19”), the exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, we recorded a non-cash loss on debt extinguishment of $1.1 million during the second quarter of fiscal 2008 which loss was entirely comprised of unamortized debt issuance costs related to the 2011 Notes that were exchanged. This non-cash loss has been included in interest expense in our consolidated statements of operations. Debt issuance costs of approximately

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.6 million related to the sale of the 2015 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2015 Notes, which is approximately seven years from the date of issuance. The remaining $85.0 million in principal amount of the 2011 Notes have not been modified or extinguished.

13.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of December 2008, we issued a cumulative total of 771,776 shares under the ESPP, including 71,833 issued in 2008, and 1,616,734 shares remained available for future issuance at December 31, 2008. Beginning January 1, 2001 and continuing through and including January 1, 2006, the amount of common stock reserved for issuance under the ESPP increased annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such January 1, (ii) 400,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to January 1, which shall be lesser than (i) or (ii) above.

Restricted Stock Awards

In May 2008 and May 2007, we granted employees restricted stock awards for approximately 151,000 shares and 128,000 shares of our common stock, respectively, with weighted-average fair values of $15.34 and $25.50 per share, respectively, that vest annually over a four year period. In January 2006 we granted employees restricted stock awards for 404,450 shares of our common stock with a weighted-average fair value of $19.30 per share that became fully vested in January 2008 upon the Company’s achievement of the fourth of four different performance-based milestones. Vesting occurred at the rate of twenty-five percent each for the four different milestones over the two-year period. In May 2006, the first of the four milestones was met and in January and March 2007, the second and third milestones were met, respectively. Grants made in 2004 (none were granted in 2005) vested annually over a four-year period, thirty percent in each of the first three years and the final ten percent in 2008. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of all of these restricted stock awards, we recognized $1.1 million in compensation expense during the year ended December 31, 2008, compared to $2.7 million and $6.0 million in the years ended December 31, 2007 and 2006, respectively. As all of the restricted stock awards vest through 2009 and beyond, we will continue to recognize stock based compensation expense related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in 2006, 2007 and 2008 vest, we will recognize approximately $3.9 million in compensation expense over a weighted average remaining period of 2.6 years. However, no compensation expense will be recognized for stock awards that do not vest.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our restricted stock activity is presented in the following table:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	175,651	$16.02
Granted	424,450	19.43
Vested	(161,959)	18.08
Forfeited	(92,774)	17.77

Nonvested at December 31, 2006	345,368	$18.78
Granted	128,077	25.50
Vested	(233,258)	18.54
Forfeited	(30,478)	19.27

Nonvested at December 31, 2007	209,709	$23.08
Granted	150,748	15.34
Vested	(88,280)	20.56
Forfeited	(13,924)	21.38

Nonvested at December 31, 2008	258,253	$19.51

Stock Compensation Plans

In 1999, we adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provided for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Certain options were immediately exercisable, at the discretion of our board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. In 2000, we terminated all remaining unissued shares under the 1999 Plan amounting to 121,584 shares. Under the 1999 Plan, 46,550 shares have been granted to employees that are subject to repurchase as of December 31, 2008.

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

In 2000, our board of directors adopted the 2000 Non-Employee Directors’ Stock Option Plan, which was most recently amended in 2007 and re-named the Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). In 2000, a total of 180,000 shares of common stock were initially reserved for issuance under the Directors’ Plan. From 2001 through 2004, an additional 1,090,000 shares of common stock were reserved for issuance under the Director’s Plan. The Directors’ Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors of InterMune.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price per Share
Balance at December 31, 2005	1,700,906	6,449,030	$19.22
Stock options granted	(1,406,716)	1,406,716	$16.15
Restricted shares granted	(424,450)	—	—
Forfeited stock options	1,240,435	(1,240,435)	$25.10
Restricted shares forfeited	92,774	—	—
Stock options exercised	—	(1,225,763)	$15.18

Balance at December 31, 2006	1,202,949	5,389,548	$17.99
Stock options granted	(515,700)	515,700	$25.37
Restricted shares granted	(128,077)	—	—
Forfeited stock options	699,972	(699,972)	$19.77
Restricted shares forfeited	30,478	—	—
Stock options exercised	—	(534,008)	$14.30

Balance at December 31, 2007	1,289,622	4,671,268	$18.96
Stock options granted	(670,725)	670,725	$15.62
Restricted shares granted	(150,748)	—	—
Forfeited stock options	655,651	(655,651)	$19.45
Restricted shares forfeited	13,924	—	—
Stock options exercised	—	(89,783)	$12.04

Balance at December 31, 2008	1,137,724	4,596,559	$18.54

At December 31, 2008, the weighted average remaining contractual term for the outstanding options was 5.8 years and the aggregate intrinsic value was approximately $0.5 million on that date. The total intrinsic value of options exercised during the year ended December 31, 2008 was approximately $0.4 million. Intrinsic value for stock options is defined as the difference between the market value and the exercise price on the date of exercise.

The following table summarizes information about options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 4.50 – $12.74	1,151,364	5.92	$11.21	1,071,998	$11.12
$13.26 – $15.40	1,276,152	6.99	$15.17	549,835	$15.06
$15.41 – $21.51	1,150,205	5.41	$19.30	977,442	$19.54
$22.02 – $49.26	1,018,838	4.53	$30.18	786,554	$31.59

	4,596,559	5.78	$18.54	3,385,829	$18.95

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the weighted average remaining contractual term for options exercisable is 5.5 years and the aggregate intrinsic value for those shares is approximately $0.5 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $12.8 million in compensation expense over a weighted average remaining period of 2.2 years. However, no compensation expense will be recognized for any stock awards that do not vest.

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

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserved Shares

At December 31, 2008, common stock subject to future issuance is as follows:

Common stock issuable upon conversion of convertible senior notes	8,431,524
Outstanding common stock options	4,596,559
Common stock available for grant under stock option plans	1,137,724
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,616,734

Total	15,782,541

Valuation and Expense Information under SFAS 123(R)

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Research and development	$2,627	$6,012	$8,127
General and administrative	4,170	6,224	8,395
Restructuring charges	—	482	—

Total stock-based compensation expense	$6,797	$12,718	$16,522

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

Our method of valuation for share-based awards is based on the Black-Scholes model . Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. A description of the assumptions follows:

•

We estimated expected volatility using a blend of implied volatility based on market-traded options on our common stock and historical volatility of our common stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•

The expected life of options granted represents the period of time the options are expected to be outstanding. The Company has applied the provisions of SAB 107 as amended by SAB 110 to determine the expected term.

•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected stock price volatility	78%	58%	56%
Risk-free interest rate	3.3%	4.8%	5.0%
Expected term (in years)	4.6	4.9	6.0
Expected dividend yield	—	—	—

The weighted-average fair value per share of options granted during the years ended December 31, 2008, 2007 and 2006 was $9.78, $13.72 and $9.30, respectively.

We estimated the fair value of the employees’ stock purchase rights using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected stock price volatility	77%	56%	65%
Risk-free interest rate	1.8%	4.5%	4.1%
Expected term (in years)	0.5	1.0	1.8
Expected dividend yield	—	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the years ended December 31, 2008, 2007 and 2006 was $6.02, $7.25 and $6.21, respectively.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

14.	INCOME TAXES

The Company’s benefit for income taxes consists of the following (in thousands):

	2008	2007	2006
Deferred:
Federal	$—	$1,934	$—
State	—	341	—

Totals	$—	$2,275	$—

The tax benefit recorded in 2007 primarily relates to net operating losses that we concluded are realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s recorded income tax benefit to the U.S. statutory rate follows (in thousands):

	2008	2007	2006
Federal tax benefit at statutory rate	$(33,231)	$(31,238)	$(36,450)
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	(6,626)	(700)	(10,890)
Change in valuation allowance	52,860	12,821	57,602
Research and development and orphan drug credits	(14,168)	(10,728)	(2,038)
Change in deferreds	(5,095)	26,037	(20,180)
Stock options	610	(2,668)	(636)
Government settlement	—	—	12,561
Other	5,650	4,201	31

Totals	$—	$(2,275)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.

Significant components of our deferred taxes are as follows at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$201,000	$162,000
Research and development credits	63,000	50,000
Capitalized research and development costs	12,000	15,000
Deferred revenue	25,000	23,000
Other, net	18,000	16,000

Total deferred tax assets	319,000	266,000
Valuation allowance	(318,795)	(263,725)

Net deferred tax assets	$205	$2,275

Deferred tax liability:
Unrealized gain on investments, including Targanta common stock	(205)	(2,275)

Net deferred tax	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $55.1 million, $11.7 million, and $58.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred tax assets related to carryforwards at December 31, 2008 include approximately $10.0 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders equity.

As of December 31, 2008, we had federal net operating loss carryforwards of approximately $532.4 million. The net operating loss carryforwards will expire at various dates beginning in 2018 through 2028 if not utilized. We also have federal research and development tax credits of approximately $21.1 million that will expire in the years 2018 through 2028 and federal Orphan Drug tax credits of approximately $47.2 million that will expire in

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years 2022 through 2028. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $201.7 million that expire in the years 2012 through 2028 and state research and development tax credits of approximately $16.1 million that do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance at January 1, 2007	$10,415
Increases related to current year tax positions	2,954

Balance at December 31, 2007	$13,369
Decreases related to prior year tax positions	(340)
Increases related to current year tax positions	3,852

Balance at December 31, 2008	$16,881

At December 31, 2008 and 2007, the Company had unrecognized tax benefits of approximately $16.9 million and $13.4 million, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

We file income tax returns in the U.S. federal and various state and local jurisdictions. The 2005 tax year which we had previously been under examination by the Internal Revenue Service has been reviewed and accepted. Remaining tax years from 1998 through 2007 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our consolidated statement of operations. As of the date of adoption of FIN 48 and through December 31, 2008, we did not have any interest or penalties associated with unrecognized tax benefits.

15.	COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable lease for facilities, which expires in 2011. Total rent expense was approximately $4.1 million, $4.1 million and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum lease payments of all leases at December 31, 2008 (in thousands):

Year	Operating Leases
2009	$4,981
2010	5,153
2011	1,712

$11,846

The operating lease for our facility requires a letter of credit secured by a restricted cash balance with our bank. The amount of the letter of credit approximates 6-12 months of operating rent payable to the landlord of the facility and is effective until we reach profitability. At December 31, 2008 and 2007, restricted cash under this letter of credit amounted to $1.4 million.

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

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $70.9 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $70.9 million in aggregate milestone payments, $53.5 million in contingent payments would be made by us only if positive Phase III data and registration in the United States and European Union are achieved for pirfenidone,

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of which $13.5 million has been paid in March 2009. Potential milestone payments of $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

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

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating State governments as per the agreement and the Medicaid Program. In October 2008, we entered into settlement and release agreements with the majority of the participating State governments pursuant to which the State portion of the aforementioned $36.9 million was distributed among such participating State governments. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We paid $8.4 million, $4.1 million and $4.1 million in 2008, 2007 and 2006, respectively, and are required to make additional payments on the remaining settlement amount over the next three years in annual installments. The Civil Settlement Agreement contains a provision for the acceleration of certain of the $36.9 million in original scheduled principal payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year. Since entering into the Civil Settlement Agreement, we have received $35.0 million in license fees and milestone payments under our various partnering and collaboration agreements and approximately $136.9 million in equity financing. As a result, we have exceeded the aforementioned $150.0 million threshold by approximately $21.9 million and have made an accelerated payment to the U.S. Department of Justice of approximately $4.4 million in March 2009.

The following table reflects the schedule of payments due under the settlement as of December 31, 2008 and does not reflect the impact of the $4.4 million accelerated payment described above (in thousands):

Year	Principal	Interest	Total
2009	5,826	1,174	7,000
2010	8,118	882	9,000
2011	9,524	476	10,000

Total	$23,468	$2,532	$26,000

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California will file an Information charging us with one count of off-label promotion of Actimmune for use with IPF, but will defer prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement became effective December 2006 when it was

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved by the United States District Court for the Northern District of California. As a result, the two year term of such agreement expired December 2008 and the Information filed against us has since been dismissed.

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

On August 8, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Zurich American Insurance Company v. Genentech, Inc., InterMune, Inc., and W. Scott Harkonen, Case No. CV-08-3797 (the “Zurich Action”). Plaintiff in the Zurich Action, which allegedly provides health and pharmacy benefits to its insureds in the 50 states, the District of Columbia, and several U.S. territories, alleged that it paid for prescriptions of Actimmune and purported to sue on behalf of a class of third-party payors of Actimmune. The complaint alleged similar facts to those alleged in the Jarrett and Rybkoski Actions, and it also asserted civil RICO, unfair competition, various state consumer protection, and unjust enrichment claims against the Company. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, prejudgment interest on all damages, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought a declaration that the conduct alleged was unlawful, as well as injunctive relief. On September 5, 2008, the Zurich Action was ordered related to the Jarrett Action and assigned to the same judge.

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

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 20, 2008, InterMune and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks appropriate equitable relief. The GEHA action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action.

The motions to dismiss in all four cases were heard on February 2, 2009, and the motions were taken under submission by the Court. We expect a ruling sometime in March or April 2009, although it may take longer. The court had stayed discovery until at least the time of the hearing on the motions to dismiss, and no party has sought to conduct discovery following the February 2, 2009 hearing. In the meantime, on February 24, 2009, the plaintiffs in all four actions sought to consolidate the four actions for purposes of pretrial proceedings; the defendants have not opposed this request, and the Court has not yet ruled on it.

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

Indemnity Agreement

On or about March 22, 2000, the Company entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates the Company to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding , whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to the Company’s indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates the Company to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the “Criminal Action”) is set for June 2009.

Prior to December 2008, insurers that issued directors & officers (“D&O”) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (“AIG”), Underwriters at Lloyd’s, London (“Lloyd’s”), and Continental Casualty Company (“CNA”). On November 19, 2008, however, the insurer that issued a $5 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (“Arch”), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaims coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions.

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company has as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions.

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration seeks an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. The parties to the Arbitration have until March 13, 2009, to move to disqualify any of the arbitrators. The Company expects that an initial hearing in the Arbitration will be scheduled shortly after the membership of the Arbitration panel is finalized.

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

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our net revenue for the years ended December 31, are as follows (in thousands):

	2008	2007	2006
Actimmune	$29,880	$53,420	$90,317
Collaboration revenue	18,272	13,272	467

Totals	$48,152	$66,692	$90,784

Our net revenue by region for the years ended December 31, are as follows (in thousands):

	2008	2007	2006
United States	$29,791	$53,321	$90,185
Rest of world	18,361	13,371	599

Totals	$48,152	$66,692	$90,784

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 38% and 32%, respectively, of total accounts receivable at December 31, 2008, and four customers represented 43%, 25%, 11% and 10%, respectively, of total accounts receivable at December 31, 2007. No other customer represented more than 10% of accounts receivable at December 31, 2008 or December 31, 2007.

Revenue from customers representing 10% or more of total product revenue during the years ended December 31, 2008, 2007 and 2006 were as follows:

Customer	2008	2007	2006
CuraScript, Inc (formerly Priority Healthcare)	39%	48%	57%
Caremark	17%	23%	22%
Nova Factor	29%	7%	4%
Merck Medco	1%	12%	11%

17.	RELATED PARTY TRANSACTIONS

On October 29, 2004 we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. In exchange for allowing Warburg Pincus to increase its ownership stake, Warburg Pincus has granted the independent members of our board of directors the right to vote the shares of InterMune common stock owned by Warburg Pincus in excess of 19.9%. In addition, Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune. In connection with this transaction, we have also amended our stockholder Rights Plan to allow Warburg Pincus to acquire up to 25% of our outstanding common stock in open market purchases. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. As of December 31, 2008, Warburg Pincus held approximately 19% of our outstanding common stock.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	EMPLOYEE SAVINGS PLAN

On May 1, 1999, we adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who fulfill certain length-of-service requirements. Employees may contribute up to the maximum limit imposed by federal tax law. Beginning in 2005, we began matching employee contributions at a rate of 50% of the first $6,000 per employee contributed each year. In 2007, we increased our matching contribution rate to 50% of the first $8,000 per employee contributed each year and in 2008 increased the contribution rate to 50% of the first $10,000 per employee. Our total matching contributions were $0.5 million, $0.6 million and $0.5 million in 2008, 2007 and 2006, respectively.

19.	GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policy limits our exposure and may enable us to recover a portion of any future amounts paid. Accordingly, we believe the fair value of these indemnification agreements is minimal. Therefore, we have not recorded any liabilities for these agreements as of December 31, 2008.

20.	SUBSEQUENT EVENT

On February 19, 2009, we completed a public offering of approximately 4.0 million shares of registered common stock, at a price of $16.35 per share. We received net proceeds of approximately $63.5 million after deducting underwriting fees of $2.0 million and other related expenses of $0.3 million. As a result of this transaction, we have made an accelerated payment to the U.S. Department of Justice of approximately $4.4 million in March 2009. See Note 15.

INTERMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2008
Revenue, net
Actimmune	$8,496	$7,296	$7,505	$6,583	$29,880
Collaboration revenue	818	818	15,818	818	18,272

Total revenue, net	$9,314	$8,114	$23,323	$7,401	$48,152

Cost of goods sold	$3,186	$2,398	$1,692	$1,713	$8,989
Loss from operations	(28,520)	(26,864)	(11,913)	(28,381)	(95,678)
Loss from continuing operations	(26,425)	(26,515)	(12,528)	(32,374)	(97,842)
Income (loss) from discontinued operations	78	(4)	(3)	32	103
Net loss	(26,347)	(26,519)	(12,531)	(32,342)	(97,739)
Basic and diluted loss per share:
Continuing operations	$(0.68)	$(0.68)	$(0.32)	$(0.83)	$(2.51)
Discontinued operations	— *	— *	— *	— *	— *

Net loss per share	$(0.68)	$(0.68)	$(0.32)	$(0.83)	$(2.51)

2007
Revenue, net
Actimmune	$19,525	$14,533	$10,553	$8,809	$53,420
Collaboration revenue	818	10,818	818	818	13,272

Total revenue, net	$20,343	$25,351	$11,371	$9,627	$66,692

Cost of goods sold	$5,284	$3,276	$3,491	$2,058	$14,109
Restructuring charges	1,333	8,596	317	—	10,246
Loss from operations	(25,209)	(21,567)	(29,755)	(30,373)	(106,904)
Loss from continuing operations	(20,661)	(19,808)	(28,167)	(25,960)	(94,596)
Income (loss) from discontinued operations	(144)	16	5,043	79	4,994
Net loss	(20,805)	(19,792)	(23,124)	(25,881)	(89,602)
Basic and diluted loss per share:
Continuing operations	$(0.61)	$(0.58)	$(0.81)	$(0.67)	$(2.67)
Discontinued operations	— *	— *	0.15	— *	0.15

Net loss per share	$(0.61)	$(0.58)	$(0.66)	$(0.67)	$(2.52)

*	Less than $0.01 per share

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm has expressed an opinion on the effectiveness of our internal control over financial reporting which is included below.

Changes in Internal Control over Financial Reporting. There have been no changes to our internal controls over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InterMune, Inc.

We have audited InterMune, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InterMune, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, InterMune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterMune, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of InterMune, Inc. and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2009

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held at 10:00 a.m. on May 5, 2009 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Schedule II

InterMune, Inc.

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for cash discounts:
Year ended December 31, 2008	$44	$666	$(652)	$58
Year ended December 31, 2007	164	1,116	(1,236)	44
Year ended December 31, 2006	337	1,887	(2,060)	164

Allowance for doubtful accounts:
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2007	—	—	—	—
Year ended December 31, 2006	108	—	(108)	—

(3) Exhibits

Number	Description of Document
1.1	Underwriting Agreement, dated September 20, 2007, among Registrant, Goldman, Sachs & Co., Deutsche Bank Securities Inc. and CIBC World Markets Corp. (24)

1.2	Underwriting Agreement, dated February 12, 2009, between Registrant and UBS Securities LLC. (28)

3.1	Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001. (8)

3.3	Bylaws of Registrant. (1)

3.4	Certificate of Amendment of Certificate of Incorporation of Registrant. (12)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (15)

3.6	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

4.1	Specimen Common Stock Certificate. (1)

Number	Description of Document
4.6	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (14)

4.7	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (14)

4.8	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (27)

4.9	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.8). (27)

10.1+	Form of Indemnity Agreement. (1)

10.2+	1999 Equity Incentive Plan and related documents. (1)

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents. (26)

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents. (26)

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents. (26)

10.6	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock. (1)

10.7	Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (7)

10.8	Preliminary Stipulation of Settlement Agreement, dated May 6, 2005. (17)

10.9+	Form of Change of Control Provisions for Officers. (2)

10.10	Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation. (3)

10.11	Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc. (3)

10.12	Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc. (3)

10.13	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors. (4)

10.14	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (5)

10.15	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (5)

10.16*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (6)

10.17	Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc. (6)

10.18	Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (8)

10.19+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D. (9)

10.20+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D. (9)

Number	Description of Document
10.21	Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (9)

10.22	Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (9)

10.23*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (10)

10.24+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D. (11)

10.25+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D. (11)

10.26+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch. (12)

10.27+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr. (13)

10.28	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (16)

10.29	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (16)

10.30	Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (16)

10.31+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D. (18)

10.32+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D. (18)

10.33+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele. (18)

10.34+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D. (18)

10.35+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Lawrence M. Blatt, Ph.D. (18)

10.36+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D. (18)

10.37+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D. (18)

10.38+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Howard A. Simon, Esq. (18)

10.39*	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America. (19)

10.40*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation. (20)

10.41+	Severance Agreement and General Release, dated January 6, 2006, between Registrant and Roger L. Hawley. (20)

Number	Description of Document
10.42*	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc. (20)

10.43*	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (21)

10.44	Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California (21)

10.45	Civil Settlement Agreement between Registrant and the United States Department of Justice and the United States Attorney’s Office for the Northern District of California (21)

10.46	Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services (21)

10.47+	Retention Payment Agreement dated May 24, 2007 between Registrant and Howard Simon. (22)

10.48+	Retention Payment Agreement dated May 24, 2007 between Registrant and Robin Steele. (22)

10.49+	Retention Payment Agreement dated May 24, 2007 between Registrant and John Hodgman. (22)

10.50+	Retention Payment Agreement dated May 24, 2007 between Registrant and Bill Bradford. (22)

10.51+	Retention Payment Agreement dated May 24, 2007 between Registrant and Steve Porter. (22)

10.52+	Retention Payment Agreement dated May 24, 2007 between Registrant and Marianne Armstrong. (22)

10.53+	Retention Payment Agreement dated May 24, 2007 between Registrant and Lawrence Blatt. (22)

10.54+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Thomas Kassberg. (23)

10.55+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Cynthia Robinson. (23)

10.56*	Termination Agreement dated June 6, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (25)

10.57*	Supply Agreement dated June 29, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (25)

10.58	Letter Amendment dated December 19, 2007 to Product Acquisition Agreement dated November 28, 2005 between Registrant and Valeant Pharmaceuticals North America. (26)

10.59*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin. (26)

10.60*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi. (26)

10.61*	License Agreement, dated August 24, 2004, between Registrant and Chiron Corporation. (26)

10.62*	Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.63*	Amendment No. 1, dated May 8, 2003, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.64*	Amendment No. 2, dated January 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

Number	Description of Document
10.65*	Amendment No. 3, dated September 10, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.66*	Amendment No. 4, dated December 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.67*	Letter Agreement, dated March 10, 2005, between Registrant and Array BioPharma Inc. (26)

10.68*	Amendment No. 5, dated June 30, 2005, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.69*	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.70*	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.71**	First Amendment to Exclusive License and Collaboration Agreement effective October 16, 2008 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (29)

10.72**	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand. (29)

10.73	Form of State Settlement Agreement and Release with various states in connection with Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California (29)

21.1	List of Subsidiaries. (29)

23.1	Consent of Independent Registered Public Accounting Firm. (29)

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (29)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (29)

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (29)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
†	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.
(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.
(15)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended June 30, 2004.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(19)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(21)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 25, 2007.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2007.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 21, 2007.
(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on February 17, 2009.
(29)	Filed herewith.

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

Dated: March 13, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signatures	Title	Date

/s/ DANIEL G. WELCH Daniel G. Welch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ JOHN C. HODGMAN John C. Hodgman	Senior Vice President of Finance Administration and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ BRUCE W. TOMLINSON Bruce W. Tomlinson	Vice President, Controller and Principal Accounting Officer	March 13, 2009

/s/ LOUIS DRAPEAU Louis Drapeau	Director	March 13, 2009

/s/ LARS EKMAN Lars Ekman	Lead Independent Director	March 13, 2009

/s/ JAMES I. HEALY James I. Healy	Director	March 13, 2009

/s/ DAVID S. KABAKOFF David S. Kabakoff	Director	March 13, 2009

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 13, 2009

EXHIBIT INDEX

Number	Description of Document
1.1	Underwriting Agreement, dated September 20, 2007, among Registrant, Goldman, Sachs & Co., Deutsche Bank Securities Inc. and CIBC World Markets Corp. (24)

1.2	Underwriting Agreement, dated February 12, 2009, between Registrant and UBS Securities LLC. (28)

3.1	Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001. (8)

3.3	Bylaws of Registrant. (1)

3.4	Certificate of Amendment of Certificate of Incorporation of Registrant. (12)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (15)

3.6	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

4.1	Specimen Common Stock Certificate. (1)

4.6	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (14)

4.7	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (14)

4.8	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (27)

4.9	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.8). (27)

10.1+	Form of Indemnity Agreement. (1)

10.2+	1999 Equity Incentive Plan and related documents. (1)

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents. (26)

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents. (26)

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents. (26)

10.6	Amended and Restated Investor Rights Agreement, dated January 7, 2000, between Registrant and certain holders of the common stock. (1)

10.7	Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (7)

10.8	Preliminary Stipulation of Settlement Agreement, dated May 6, 2005. (17)

10.9+	Form of Change of Control Provisions for Officers. (2)

10.10	Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation. (3)

10.11	Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc. (3)

10.12	Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc. (3)

10.13	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors. (4)

10.14	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (5)

Number	Description of Document
10.15	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (5)

10.16*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (6)

10.17	Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc. (6)

10.18	Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (8)

10.19+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Armstrong, Ph.D. (9)

10.20+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Armstrong, Ph.D. (9)

10.21	Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (9)

10.22	Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (9)

10.23*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (10)

10.24+	Employment Offer Letter, dated April 30, 2002, between Registrant and Lawrence M. Blatt, Ph.D. (11)

10.25+	Bonus Plan Memorandum, dated May 22, 2002, from Registrant to Lawrence M. Blatt, Ph.D. (11)

10.26+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch. (12)

10.27+	Stock Bonus Award Agreement, dated November 5, 2003, between Registrant and William R. Ringo, Jr. (13)

10.28	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (16)

10.29	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (16)

10.30	Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (16)

10.31+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D. (18)

10.32+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D. (18)

10.33+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele. (18)

10.34+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D. (18)

10.35+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Lawrence M. Blatt, Ph.D. (18)

10.36+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D. (18)

Number	Description of Document
10.37+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D. (18)

10.38+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Howard A. Simon, Esq. (18)

10.39*	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America. (19)

10.40*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation. (20)

10.41+	Severance Agreement and General Release, dated January 6, 2006, between Registrant and Roger L. Hawley. (20)

10.42*	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc. (20)

10.43*	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (21)

10.44	Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California. (21)

10.45	Civil Settlement Agreement between Registrant and the United States Department of Justice and the United States Attorney’s Office for the Northern District of California. (21)

10.46	Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services. (21)

10.47+	Retention Payment Agreement dated May 24, 2007 between Registrant and Howard Simon. (22)

10.48+	Retention Payment Agreement dated May 24, 2007 between Registrant and Robin Steele. (22)

10.49+	Retention Payment Agreement dated May 24, 2007 between Registrant and John Hodgman. (22)

10.50+	Retention Payment Agreement dated May 24, 2007 between Registrant and Bill Bradford. (22)

10.51+	Retention Payment Agreement dated May 24, 2007 between Registrant and Steve Porter. (22)

10.52+	Retention Payment Agreement dated May 24, 2007 between Registrant and Marianne Armstrong. (22)

10.53+	Retention Payment Agreement dated May 24, 2007 between Registrant and Lawrence Blatt. (22)

10.54+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Thomas Kassberg. (23)

10.55+	Separation Agreement and Release of Claims dated July 3, 2007 between Registrant and Cynthia Robinson. (23)

10.56*	Termination Agreement dated June 6, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (25)

10.57*	Supply Agreement dated June 29, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (25)

10.58	Letter Amendment dated December 19, 2007 to Product Acquisition Agreement dated November 28, 2005 between Registrant and Valeant Pharmaceuticals North America. (26)

10.59*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin. (26)

10.60*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi. (26)

10.61*	License Agreement, dated August 24, 2004, between Registrant and Chiron Corporation. (26)

Number	Description of Document
10.62*	Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.63*	Amendment No. 1, dated May 8, 2003, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.64*	Amendment No. 2, dated January 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.65*	Amendment No. 3, dated September 10, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.66*	Amendment No. 4, dated December 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.67*	Letter Agreement, dated March 10, 2005, between Registrant and Array BioPharma Inc. (26)

10.68*	Amendment No. 5, dated June 30, 2005, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.69*	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.70*	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (26)

10.71**	First Amendment to Exclusive License and Collaboration Agreement effective October 16, 2008 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (29)

10.72**	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand. (29)

10.73	Form of State Settlement Agreement and Release with various states in connection with Deferred Prosecution Agreement between Registrant and the United States Attorney’s Office for the Northern District of California. (29)

21.1	List of Subsidiaries. (29)

23.1	Consent of Independent Registered Public Accounting Firm. (29)

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (29)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (29)

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (29)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
†	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003.
(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.
(15)	Filed as an exhibit to the Registrant’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1) filed for the quarter ended June 30, 2004.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(19)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(21)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 25, 2007.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 10, 2007.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 21, 2007.
(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on February 17, 2009.
(29)	Filed herewith.