Form 10-Q
period 2009-03-31
INTERMUNE INC
filed 2009-05-11
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2009, there were 46,069,424 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008[1]
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,652	$63,765
Available-for-sale securities	60,035	73,454
Accounts receivable, net of allowances of $101 at March 31, 2009 and $58 at December 31, 2008	5,334	3,123
Inventories	1,697	1,249
Deferred taxes	—	205
Prepaid expenses and other current assets	2,670	3,195

Total current assets	167,388	144,991
Non-current available-for-sale securities	17,465	17,494
Property and equipment, net	5,699	6,582
Other assets (includes restricted cash of $1,425 at March 31, 2009 and December 31, 2008)	2,651	2,743

Total assets	$193,203	$171,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,585	$19,148
Accrued compensation	3,358	6,939
Deferred taxes	—	205
Liability under government settlement	6,123	6,023
Other accrued liabilities	10,407	15,996

Total current liabilities	45,473	48,311
Deferred rent	1,327	1,426
Deferred collaboration revenue	58,899	59,717
Liability under government settlement	13,133	17,642
Convertible notes	156,653	155,085
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock	44	39
Additional paid-in capital	756,193	690,454
Accumulated other comprehensive income (loss)	2,942	(1,415)
Accumulated deficit	(841,461)	(799,449)

Total stockholders’ deficit	(82,282)	(110,371)

Total liabilities and stockholders’ deficit	$193,203	$171,810

[1]	As adjusted due to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008[1]
	(Unaudited, in thousands, except per share amounts)
Revenue, net
Actimmune® product	$6,032	$8,496
Collaboration revenue	818	818

Total revenue, net	6,850	9,314
Costs and expenses:
Cost of goods sold	2,858	3,371
Research and development	24,427	27,015
Acquired research and development milestone	13,500	—
General and administrative	8,476	7,448
Restructuring charges	613	—

Total costs and expenses	49,874	37,834

Loss from operations	(43,024)	(28,520)
Other income:
Interest income	669	2,160
Interest expense	(2,733)	(3,439)
Other income	5,270	281

Loss from continuing operations before income taxes	(39,818)	(29,518)
Income tax expense (benefit)	2,194	(325)

Loss from continuing operations	(42,012)	(29,193)
Discontinued operations:
Income from discontinued operations	—	78

Net loss	$(42,012)	$(29,115)

Basic and diluted loss per share
Continuing operations	$(1.03)	$(0.75)
Discontinued operations	—	— [2]

Net loss per share	$(1.03)	$(0.75)

Shares used in computing basic and diluted net loss per share	40,926	38,874

[1]	As adjusted due to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

[2]	Less than $0.01 per share

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008[1]
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(42,012)	$(29,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,659	3,982
Stock-based compensation expense	2,070	1,765
Deferred taxes	2,275	(325)
Net realized gains on sales of available for sale securities	(5,328)	—
Deferred rent	(99)	(58)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,211)	549
Inventories	(448)	279
Other assets	444	995
Accounts payable and accrued compensation	2,856	(1,493)
Other accrued liabilities	(9,998)	567
Deferred collaboration revenue	(818)	(818)

Net cash used in operating activities	(50,610)	(23,672)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(500)
Purchases of available-for-sale securities	(9,997)	(42,469)
Sales of available-for-sale securities	24,248	51,069
Maturities of available-for-sale securities	6,607	40,647

Net cash provided by investing activities	20,823	48,747
Cash flows from financing activities:
Proceeds from issuance of common stock, net	63,674	77

Net cash provided by financing activities	63,674	77

Net increase in cash and cash equivalents	33,887	25,152
Cash and cash equivalents at beginning of period	63,765	88,946

Cash and cash equivalents at end of period	$97,652	$114,098

[1]	As adjusted due to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior year expenses to conform to current year presentation. Approximately $0.2 million of costs related to inventory management have been reclassified from research and development to cost of goods sold for the three months ended March 31, 2008.

Change in Method of Accounting for Convertible Debt

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. We adopted FSP APB 14-1 on January 1, 2009. The FSP requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $85.0 million 0.25% convertible senior notes due March 2011 that are outstanding as of March 31, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result, we have recorded additional interest expense of $1.5 million, or $0.04 per share, in the three-months ended March 31, 2009. The adoption requires retrospective application, therefore, our previously reported net loss for the three-months ended March 31, 2008 has been adjusted to reflect additional interest expense of $2.8 million, or $0.07 per share. The retrospective adoption of FSP APB 14-1 decreased the debt issuance costs included in other assets by an aggregate of $0.4 million, decreased convertible senior notes included in long-term liabilities by $14.9 million, and decreased total stockholders’ deficit by $14.5 million after a charge of $44.0 million to accumulated deficit on our condensed consolidated balance sheet as of December 31, 2008.

In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. The remaining balance of the unamortized debt discount at March 31, 2009 and December 31, 2008 was $13.3 million and $14.9 million, respectively.

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company balances and transactions have been eliminated. To date, InterMune Canada Inc. and InterMune Ltd. (U.K.) have been dormant with no assets, liabilities or operations.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.7 million and $1.2 million at March 31, 2009 and December 31, 2008, respectively, and consisted solely of Actimmune finished goods.

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

Research and development expenses

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees, acquired intellectual property with no alternative future use and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs are a significant component of research and development expenses.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net payable of approximately $14.4 million at March 31, 2009 and a net payable of $11.4 million at December 31, 2008.

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

The securities excluded were as follows (in thousands):

	As of March 31,
	2009	2008
Shares issuable upon exercise of stock options	4,511	4,711
Shares issuable upon conversion of convertible notes	8,432	7,859

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008[1]
Net loss	$(42,012)	$(29,115)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	41,340	39,033
Less: weighted-average shares subject to repurchase	(414)	(159)

Weighted-average shares used in computing basic and diluted net loss per share	40,926	38,874

Basic and diluted net loss per share	$(1.03)	$(0.75)

[1]	As adjusted due to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three- month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$949	$672
General and administrative	1,121	1,093

Total stock-based compensation expense	$2,070	$1,765

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this EITF did not have a material impact on our consolidated financial position, results of operations or cash flows.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This EITF is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this EITF on January 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

3. FAIR VALUE

In accordance with SFAS 157, the following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.5 million and $0.8 million, respectively) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

March 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$82,864	$—	$—	$82,864
Obligations of government-sponsored enterprises	—	43,830	—	43,830
Corporate debt securities	—	13,192	—	13,192
Auction rate securities	—	—	20,479	20,479

Total	$82,864	$57,022	$20,479	$160,365

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$33,952	$—	$—	$33,952
Obligations of government-sponsored enterprises	—	50,775	—	50,775
Obligations of United States government	—	9,000	—	9,000
Corporate debt securities	—	16,650	—	16,650
Commercial paper	—	20,494	—	20,494
Targanta common stock	512	—	—	512
Auction rate securities	—	—	17,514	17,514

Total	$34,464	$96,919	$17,514	$148,897

Level 3 assets consist of municipal notes investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. During the fourth quarter of 2008, we recorded an impairment charge of approximately $3.5 million on these securities as we believe the losses are other-than-temporary in nature given the deteriorating credit and financial markets and specifically the auction rate securities market, and our inability to hold such securities to their maturity or estimated recovery. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of March 31, 2009 based on a discounted cash flow analysis, with the exception of one security noted below, which was recorded at par value. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. In April 2009, one of our auction rate securities with an aggregate fair value of $3.0 million was redeemed at par value and this security has been included in the current portion of our available-for-sale securities as of March 31, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	Auction rate Securities
	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$17,494	$27,000
Accretion and interest income	43	36
Net settlements	—	(3,000)
Unrealized gain/(loss) included in other comprehensive income	2,942	(1,118)

Balance at end of period	$20,479	$22,918

4. INVESTMENT IN TARGANTA COMMON STOCK

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million has been received through March 31, 2009. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we could hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2009.

In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We have tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction, which has been included in other income in our condensed consolidated statements of operations. We may also receive up to an additional $4.55 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones within certain time periods.

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(42,012)	$(29,115)
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $0 in the three-months ended March 31, 2009, and $325 in the three-months ended March 31, 2008	4,357	(484)

Comprehensive loss	$(37,655)	$(29,599)

Accumulated other comprehensive income consists of the following at (in thousands):

	March 31, 2009	December 31, 2008
Net unrealized gain on available-for-sale securities, net of tax of $0 at March 31, 2009 and $2,275 at December 31, 2008, (including $0 and ($1,763), respectively, related to Targanta shares)	$2,942	$(1,415)

6. STOCKHOLDERS’ EQUITY

Public Offering

On February 19, 2009, we completed a public offering of approximately 4.0 million shares of registered common stock, at a price of $16.35 per share. We received net proceeds of approximately $63.4 million after deducting underwriting fees and other related expenses of $2.4 million.

7. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $57.4 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $57.4 million in aggregate milestone payments, $40.0 million in remaining contingent payments would be made by us only if positive Phase III data and registration in the United States and European Union are achieved for pirfenidone. We paid $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. Potential milestone payments of $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

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

On October 20, 2008, InterMune and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks appropriate equitable relief. The GEHA action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action. On February 26, 2009, the Court consolidated the Jarrett, Rybkoski, Zurich, and GEHA Actions for pretrial purposes.

The motions to dismiss in all four cases were heard on February 2, 2009. On April 28, 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety. The Court granted plaintiffs leave to amend the complaints and ordered any such amended complaints to be filed within 30 days, or by no later than May 28, 2009. The Court ordered any answers or other responses to such amended complaints to be filed within thirty days thereafter. The Court had stayed discovery until at least the time of the hearing on the motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

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

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration seeks an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. On March 27, 2009, the Company and Dr. Harkonen together made a formal request to the arbitrator panel for a partial award providing declaratory relief and requiring specific performance by Arch, i.e., an award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch has submitted a brief in opposition and the Company has replied. The matter is scheduled to be heard by the arbitrator panel on May 8, 2009.

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

Our net revenue for the three-months ended March 31, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Actimmune	$6,032	$8,496
Collaboration revenue	818	818

Total net revenue	$6,850	$9,314

Our net revenue by region for the three-months ended March 31, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$5,987	$8,496
Other countries	863	818

Total net revenue	$6,850	$9,314

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 30%, 29% and 23%, respectively, of total accounts receivable at March 31, 2009, and two customers represented 38% and 32%, respectively, of total accounts receivable at December 31, 2008. No other customer represented more than 10% of accounts receivable at March 31, 2009 or December 31, 2008.

Revenue from customers representing 10% or more of total product revenue during the three month periods ended March 31, 2009 and 2008, was as follows:

	Three Months Ended March 31,
Customer	2009	2008
CuraScript, Inc.	36%	44%
Nova Factor	28%	29%
Caremark	21%	16%

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

We file income tax returns in the U.S. federal and various state and local jurisdictions. The 2005 tax year which we had previously been under examination by the Internal Revenue Service has been reviewed and accepted. Remaining tax years from 1998 through 2007 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of FIN 48 and through March 31, 2009, we did not have any interest or penalties associated with unrecognized tax benefits.

The $2.2 million income tax expense for the three-month period ended March 31, 2009 relates to the gain on sale of our investment in Targanta common stock in March 2009. See also note 4.

10. RESTRUCTURING CHARGES

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We expect to incur approximately $0.9 million of restructuring charges during 2009, of which approximately $0.6 million has been incurred through March 31, 2009 consisting primarily of severance payments to terminated employees.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the three months ended March 31, 2009 (in thousands):

	Restructuring Liabilities at December 31, 2008	Charges	Cash Payments	Restructuring Liabilities at March 31, 2009
Workforce reduction	$38	$613	$(421)	$230

11. SUBSEQUENT EVENT

In April 2009, we retired approximately $32.3 million of our .25% convertible senior notes due 2011 by exchanging notes held by certain of our debt holders for shares of our common stock. A total of approximately 2.1 million shares of common stock have been issued in connection with the transaction.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, except for our estimates as they relate to our adoption of FSP APB 14-1.

The FSP requires the issuer of convertible debt that may be settled in shares or cash at their option, such as our $85.0 million 0.25% convertible senior notes due March 2011 that are outstanding as of March 31, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature, which required management to make estimates and assumptions regarding interest rates as of the date of original issuance.

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

In February 2009, we announced results from the two Phase 3 CAPACITY studies for pirfenidone. The primary endpoint of change in percent predicted Forced Vital Capacity (“FVC”) at Week 72 was met with statistical significance in CAPACITY 2 (p=0.001), along with the secondary endpoints of categorical change in FVC and progression-free survival (“PFS”). The primary endpoint was not met in CAPACITY 1 (p=0.501), but supportive evidence of a pirfenidone treatment effect was observed on a number of measures. Pirfenidone was safe and generally well tolerated in both CAPACITY studies. We are preparing a New Drug Application (“NDA”) for submission to the U.S. Food and Drug Administration (“FDA”), to be followed by a Marketing Authorization Application (“MAA”) submission to the European Medicines Agency (“EMEA”).

In May 2008, we initiated a 14-day, Phase 1b study of ITMN-191 with standard of care therapy. In January 2009, we announced top-line results from all six completed dosage cohorts from that study. Viral kinetic performance and safety results were reported for three cohorts in each of which ITMN-191 was given every 12 hours (q12h) and every eight hours (q8h). This study demonstrated sufficient viral kinetic performance to warrant advancing ITMN-191 to a Phase 2b study, which will study both q12h and q8h regimens and both 12- and 24-week treatment durations. The Phase 2b study is anticipated to begin in the second quarter of 2009. ITMN-191 was generally safe and well tolerated. There were no serious adverse events (“SAEs”) or Grade 4 adverse events (“AEs”) during treatment with ITMN-191.

In November 2008, we, together with Roche and Pharmasset, Inc. announced the initiation of INFORM-1, a dual combination clinical trial investigating the combination of two oral antiviral molecules in the absence of interferon. The initial study evaluated the safety and combined antiviral activity of ITMN-191 (also known as R7227) and R7128, a polymerase inhibitor, in 14 days of combination therapy in treatment-naïve patients infected with HCV genotype 1. These results were announced in April 2009 and discussed at the EASL conference. Patients receiving the combination of R7227 and R7128 for 14 days — without pegylated interferon or ribavirin — experienced a median reduction in viral levels of -4.8 to -5.2 log(10) IU/mL in the highest doses tested. No treatment-related SAEs, no dose reductions and no discontinuations were reported in the study. Pharmacokinetic analysis confirmed that there were no drug-drug interactions between the compounds. The study was amended in April 2009 to include additional cohorts and study different treatment regimens.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the nine month period ended March 31, 2009, Actimmune accounted for all of our product revenue, and substantially all of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Results of Operations

Revenue

Total revenue was $6.9 million and $9.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, representing a decrease of 26%. This decrease was attributable to a decrease in sales of Actimmune of approximately $2.5 million, or 29%. In early March 2008, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three-month periods ended March 31, 2009 and 2008, sales of Actimmune accounted for all of our net product revenue. A majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $2.9 million and $3.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. The gross margin percentage for our products was 53% and 63% for these periods in 2009 and 2008, respectively. The decrease reflects the higher royalty rate payable upon an initial fixed amount of Actimmune product revenue. The decline in dollar value of cost of goods sold for the three-months ended March 31, 2009 compared to the same period last year reflects the declining Actimmune revenue.

Research and development expenses

Research and development expenses were $24.4 million and $27.2 million for the three-month periods ended March 31, 2009 and 2008, respectively, representing a decrease of $2.8 million, or 10%. The decrease primarily reflects the completion of the CAPACITY clinical trials late in 2008 and the amendment to the Roche collaboration agreement entered into in November 2008 whereby Roche funds certain of our research activities.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $0.9 million and $0.7 million of stock-based compensation in 2009 and 2008, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

The following chart shows the status of our product development programs as of March 31, 2009:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X
Hepatology
ITMN-191 – Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second Target in hepatology	X

Our development program expenses for the three month periods ended March 31, were as follows (in thousands):

Development Program	2009	2008
Pulmonology	$15,161	$15,606
Hepatology	6,305	8,127
Programs — Non-specific	2,961	3,448

Total	$24,427	$27,181

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

Based on our existing budgeted programs and including the impact of SFAS 123(R), we expect research and development expenses to be in a range of $90.0 million to $100.0 million in 2009, net of development cost reimbursements under the Roche collaboration.

Acquired research and development milestone

The $13.5 million milestone payment in the first quarter of 2009 was made in accordance with the pirfenidone purchase agreement entered into in November 2007 and our decision in February 2009 to submit NDA and MAA filings for pirfenidone.

General and administrative expenses

General and administrative expenses were $8.5 million for the three-month period ended March 31, 2009 and $7.5 million for the same period in 2008, an increase of $1.0 million, or 14%. This increase is primarily attributed to legal expenses in connection with the lawsuits filed against the company earlier in 2008 and preparation costs related to the anticipated commercialization of pirfenidone. In 2009, including stock-based compensation under SFAS 123(R), we expect general and administrative expenses to be in a range of $35.0 million to $40.0 million, which includes up to $10.0 million for the above mentioned expenses.

Restructuring charges

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We expect to incur approximately $0.9 million of restructuring charges during 2009, of which approximately $0.6 million has been incurred through March 31, 2009 consisting primarily of severance payments to terminated employees.

Interest income

Interest income decreased to $0.7 million for the three-month period ended March 31, 2009, compared to $2.2 million for the three-month period ended March 31, 2008. This decrease primarily reflects decreasing investment yields on our cash and short-term investments resulting from lower market interest rates as well as lower average cash and investment balances.

Interest expense

Interest expense decreased to $2.7 million in the first quarter of 2009 compared with the $3.4 million for the first quarter of 2008 Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense in 2008 includes interest on our $170.0 million 0.25% convertible notes due in March 2011 (the “2011 Notes”), including the amortization of related debt issuance costs. On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes.

On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) and recorded additional interest expense for the first quarter of 2009 of $1.5 million. FSP APB 14-1 requires retrospective application upon adoption; therefore, our net loss for the first quarter of 2008 has been adjusted from that which was previously reported to reflect additional interest expense of $2.8 million. The decrease in interest expense for the first quarter of 2009 compared to the same period in 2008 reflects the June 2008 issuance of the 2015 Notes in exchange for the 2011 Notes. The 2015 Notes may not be settled in cash upon conversion at the option of the issuer and thus do not fall under the requirements of FSP APB 14-1.

Other income (expense)

Other income for the three months ended March 31, 2009 consists primarily of a $6.0 million receipt from the sale of our shares of Targanta common stock. This compares with income of $0.3 million for the same period in 2008.

Income Taxes

The $2.2 million income tax expense for the three-month period ended March 31, 2009 relates to the gain on sale of our investment in Targanta common stock in March 2009.

Liquidity and Capital Resources

At March 31, 2009, we had available cash, cash equivalents and available-for-sale securities of $175.2 million compared to $154.7 million at December 31, 2008. The increase was primarily driven by the $63.4 million in net proceeds from our February 2009 public offering, partially offset by the use of cash for our operations.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At March 31, 2009, we held approximately $17.5 million of student loan auction rate securities (par value of $18.0 million), classified as long-term assets, and an additional $3.0 million valued at par and classified as current, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. During the fourth quarter of 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary in nature given the deteriorating credit and financial markets and specifically the auction rate securities market. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of March 31, 2009 based on a discounted cash flow analysis. In April 2009, one of our auction rate securities with an aggregate fair value of $3.0 million was redeemed at par value.

Operating Activities

Cash used in operating activities was $50.6 million during the three-month period ended March 31, 2009, comprised primarily of a net loss of $42.0 million and a decrease in other accrued liabilities of $10.0 million. This use of cash was partially offset by increases in accounts payable and accrued compensation of $2.9 million. The increase in accounts payable reflects the growth in our payable to Roche under the collaboration agreement. The decrease in other accrued liabilities partially reflects an accelerated payment of $4.4 million made to the U.S. Department of Justice in March 2009. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $20.8 million during the three-month period ended March 31, 2009, comprised primarily of sales and maturities of short-term investments totaling $30.9 million, partially offset by $10.0 million of short-term investment purchases.

Financing Activities

Cash provided by financing activities of $63.7 million for the three-month period ended March 31, 2009 was primarily due to the receipt of proceeds from our public offering completed in February 2009.

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this EITF did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. We adopted FSP APB 14-1 on January 1, 2009. The FSP requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $85.0 million 0.25% convertible senior notes due March 2011 that are outstanding as of March 31, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result, we have recorded additional interest expense of $1.5 million, or $0.04 per share, in the three-months ended March 31, 2009. The adoption requires retrospective application, therefore, our previously reported net loss for the three-months ended March 31, 2008 has been adjusted to reflect additional interest expense of $2.8 million, or $0.07 per share. The decrease in interest expense for the first quarter of 2009 compared to the same period in 2008 reflects the June 2008 issuance of the 2015 Notes in exchange for the 2011 Notes. The 2015 Notes may not be settled in cash upon conversion at the option of the issuer and thus do not fall under the requirements of FSP APB 14-1. The retrospective adoption of FSP APB 14-1 decreased the debt issuance costs included in other assets by an aggregate of $0.4 million, decreased convertible senior notes included in long-term liabilities by $14.9 million, and decreased total stockholders’ deficit by $14.5 million after a charge of $44.0 million to accumulated deficit on our condensed consolidated balance sheet as of December 31, 2008.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This EITF is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this EITF on January 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

At March 31, 2009, we held approximately $17.5 million of student loan auction rate securities (par value of $18.0 million), classified as long-term assets, and an additional $3.0 million valued at par and classified as current, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of March 31, 2009 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period. In April 2009, one of our auction rate securities with an aggregate fair value of $3.0 million was redeemed at par value.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2009 by effective maturity (in millions, except percentages):

	2009	2010	2011	2012	2013 and Beyond	Total	Fair Value at March 31, 2009
Assets:
Available-for-sale securities	$119.7	$20.5	—	—	$21.0	$161.2	$160.4
Average interest rate	1.3%	1.9%	—	—	1.9%	1.4%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$85.0	—	$85.0	$86.9
Average interest rate	—	—	—	.25%	—	.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$85.2
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Management assessed our internal control over financial reporting as of March 31, 2009, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2008, InterMune and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleges that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserts the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks appropriate equitable relief. The GEHA action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action. On February 26, 2009, the Court consolidated the Jarrett, Rybkoski, Zurich, and GEHA Actions for pretrial purposes.

The motions to dismiss in all four cases were heard on February 2, 2009. On April 28, 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety. The Court granted plaintiffs leave to amend the complaints and ordered any such amended complaints to be filed within 30 days, or by no later than May 28, 2009. The Court ordered any answers or other responses to such amended complaints to be filed within thirty days thereafter. The Court had stayed discovery until at least the time of the hearing on the motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

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

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration seeks an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. On March 27, 2009, the Company and Dr. Harkonen together made a formal request to the arbitrator panel for a partial award providing declaratory relief and requiring specific performance by Arch, i.e., an award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch has submitted a brief in opposition and the Company has replied. The matter is scheduled to be heard by the arbitrator panel on May 8, 2009.

Item 1A.	Risk Factors.

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby summarize those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2008, in addition to other information and risk factors in this Report. See our Annual Report on Form 10-K for a more comprehensive set of risk factors. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. In March 2007, we discontinued our development of Actimmune for treatment of IPF. Although we are developing pirfenidone for the treatment of IPF, and have announced results for the CAPACITY trials in February 2009, pirfenidone will not be marketed for any diseases before late 2009 or early 2010, if at all.

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

On October 16, 2006, we entered into the Collaboration Agreement with Roche. Under the Collaboration Agreement, we agreed to collaborate with Roche to develop and commercialize products from our HCV protease inhibitor program. The Collaboration Agreement includes our lead candidate compound ITMN-191, which completed Phase Ib clinical trials. We also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. Assuming that we continue to successfully develop and commercialize these product candidates, under the terms of the Collaboration Agreement we are entitled to receive reimbursement and sharing of expenses incurred in connection with the development of these product candidates and additional milestone payments from Roche. As a result, Roche is providing 67% of the development costs for ITMN-191. In addition, if any of the product candidates we have licensed to Roche are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. Roche may terminate the Collaboration Agreement in its entirety, in any country, subject to certain limitations for major countries, or with respect to any product or product candidate licensed under the Collaboration Agreement for any reason on six months’ written notice. If the Collaboration Agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business could be materially adversely affected.

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

If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to off-label promotion in connection with past or future activities, we could be subject to civil and/or criminal fines and sanctions such as those noted above in this risk factor, any of which would have an adverse effect on our revenue, business and financial prospects. As a follow-on to such governmental enforcement actions, consumers and other end-payors of the product may initiate action against us claiming, among other things, fraudulent misrepresentation, civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. For example, as a follow-on to the subpoena we received from the U.S. Department of Justice with respect to our promotional and marketing activities in connection with Actimmune and the resulting settlement we reached with the government in October 2006, we have had various class action suits filed against us by consumers and other end-payors of Actimmune as discussed in more detail above in “Item 1. Legal Proceedings”. If the plaintiffs in such follow-on actions are successful, we could be subject to various damages, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs, any of which would also have an adverse effect on our revenue, business and financial prospects.

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

Our investment securities include high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2009, our long-term investments consisted of high-grade (AAA rated) auction rate securities issued by state municipalities with a fair value of approximately $17.5 million. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any significant realized gains or losses on our auction rate securities or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment and record an impairment charge in the statement of operations. Throughout most of 2008 and all of 2009 to date, auctions failed for the entire $17.5 million of our auction rate securities classified as noncurrent and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

Failure to accurately forecast our future revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

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

We had 116 full-time employees as of April 30, 2009, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Bylaws of InterMune.(1)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Bruce Tomlinson
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: May 8, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Bylaws of InterMune.(1)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(5)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(5)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Filed herewith.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.