Form 10-Q
period 2009-06-30
INTERMUNE INC
filed 2009-08-07
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, there were 46,111,807 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008[1]
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,055	$63,765
Available-for-sale securities	94,835	73,454
Accounts receivable, net of allowances of $125 at June 30, 2009 and $58 at December 31, 2008	6,672	3,123
Inventories	3,343	1,249
Deferred taxes	—	205
Prepaid expenses and other current assets	2,926	3,195

Total current assets	141,831	144,991
Non-current available-for-sale securities	16,644	17,494
Property and equipment, net	4,821	6,582
Other assets (includes restricted cash of $1,427 at June 30, 2009 and December 31, 2008)	2,351	2,743

Total assets	$165,647	$171,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,400	$19,148
Accrued compensation	3,383	6,939
Deferred taxes	—	205
Liability under government settlement	6,362	6,023
Other accrued liabilities	10,258	15,996

Total current liabilities	43,403	48,311
Deferred rent	1,201	1,426
Deferred collaboration revenue	58,081	59,717
Liability under government settlement	13,133	17,642
Convertible notes	130,471	155,085
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock	46	39
Additional paid-in capital	795,460	690,454
Accumulated other comprehensive income (loss)	1,973	(1,415)
Accumulated deficit	(878,121)	(799,449)

Total stockholders’ deficit	(80,642)	(110,371)

Total liabilities and stockholders’ deficit	$165,647	$171,810

[1]	As restated due to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008[1]	2009	2008[1]
	(Unaudited, in thousands, except per share data)
Revenue, net

Actimmune®	$7,110	$7,296	$13,142	$15,792
Collaboration revenue	818	818	1,636	1,636

Total revenue, net	7,928	8,114	14,778	17,428
Costs and expenses:
Cost of goods sold	1,860	2,492	4,718	5,863
Research and development	22,930	25,395	47,357	52,410
Acquired research and development milestone	—	—	13,500	—
General and administrative	8,519	7,091	16,995	14,539
Restructuring charges	127	—	740	—

Total costs and expenses	33,436	34,978	83,310	72,812

Loss from operations	(25,508)	(26,864)	(68,532)	(55,384)
Other income (expense):

Interest income	498	1,272	1,167	3,432
Interest expense	(2,487)	(3,657)	(5,220)	(7,096)
Loss on extinguishment of debt, net	(9,540)	(1,294)	(9,540)	(1,294)
Other income (expense)	377	987	5,647	1,268

Loss from continuing operations before income taxes	(36,660)	(29,556)	(76,478)	(59,074)

Income tax expense (benefit)	—	—	2,194	(325)

Loss from continuing operations	(36,660)	(29,556)	(78,672)	(58,749)

Discontinued operations:

Income (loss) from discontinued operations	—	(4)	—	74

Net loss	$(36,660)	$(29,560)	$(78,672)	$(58,675)

Basic and diluted loss per share

Continuing operations	$(0.81)	$(0.76)	$(1.83)	$(1.51)

Discontinued operations	—	— [2]	—	— [2]

Net loss per share	$(0.81)	$(0.76)	$(1.83)	$(1.51)

Shares used in computing basic and diluted net loss per share	45,023	38,956	42,986	38,915

[1]	As restated due to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).
[2]	Less than $0.01 per share

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008[1]
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(78,672)	$(58,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,846	8,745
Stock-based compensation expense	4,097	3,141
Loss on extinguishment of debt, net of transaction costs	8,962	1,294
Deferred taxes	2,275	339
Net realized gains on sales of available for sale securities	(6,272)	(336)
Deferred rent	(225)	(142)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,549)	1,084
Inventories	(2,094)	919
Other assets	137	(139)
Accounts payable and accrued compensation	696	(666)
Other accrued liabilities	(9,908)	1,273
Deferred collaboration revenue	(1,636)	(1,636)

Net cash used in operating activities	(81,343)	(44,799)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(1,318)
Purchases of available-for-sale securities	(69,834)	(100,538)
Sales of available-for-sale securities	24,871	72,360
Maturities of available-for-sale securities	31,817	51,744

Net cash provided by (used in) investing activities	(13,213)	22,248
Cash flows from financing activities:
Proceeds from issuance of common stock, net	64,846	1,192

Net cash provided by financing activities	64,846	1,192

Net increase in cash and cash equivalents	(29,710)	(21,359)
Cash and cash equivalents at beginning of period	63,765	88,946

Cash and cash equivalents at end of period	$34,055	$67,587

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Extinguishment of debt, net of unamortized debt discount, in exchange for common stock	27,269	—

[1]	As restated due to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior year expenses to conform to current year presentation. Approximately $0.1 million and $0.2 million of costs related to inventory management have been reclassified from research and development to cost of goods sold for the three- and six-months ended June 30, 2008, respectively. Approximately $1.1 million related to the writeoff of unamortized debt issuance costs expensed during the three- and six-months ended June 30, 2008 to interest expense has been reclassified to loss on extinguishment of debt in our condensed consolidated statements of operations.

Change in Method of Accounting for Convertible Debt

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. We adopted FSP APB 14-1 on January 1, 2009. The FSP requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $52.8 million 0.25% convertible senior notes due March 2011 that are outstanding as of June 30, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result, we have recorded additional interest expense of $1.1 million, or $0.02 per share, and $2.7 million, or $0.06 per share, in the three- and six-months ended June 30, 2009. The adoption requires retrospective application, therefore, our previously reported net loss for the three- and six-months ended June 30, 2008 has been restated to reflect additional interest expense of $2.9 million, or $0.07 per share and $5.6 million, or $0.14 per share, respectively. The retrospective adoption of FSP APB 14-1 decreased the debt issuance costs included in other assets by an aggregate of $0.4 million, decreased convertible senior notes included in long-term liabilities by $14.9 million, and decreased total stockholders’ deficit by $14.5 million after a charge of $44.0 million to accumulated deficit on our condensed consolidated balance sheet as of December 31, 2008.

In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. The remaining balance of the unamortized debt discount at June 30, 2009 and December 31, 2008 was $7.3 million and $14.9 million, respectively.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $3.3 million and $1.2 million at June 30, 2009 and December 31, 2008, respectively, and consisted solely of Actimmune finished goods.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net payable of approximately $15.1 million at June 30, 2009 and a net payable of $11.4 million at December 31, 2008.

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

The securities excluded were as follows (in thousands):

	As of June 30,
	2009	2008
Shares issuable upon exercise of stock options	4,459	5,146
Shares issuable upon conversion of convertible notes	6,941	8,432

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss[1]	$(36,660)	$(29,560)	$(78,672)	$(58,675)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	45,761	39,172	43,563	39,103
Less: weighted-average shares subject to repurchase	(738)	(216)	(577)	(188)

Weighted-average shares used in computing basic and diluted net loss per share	45,023	38,956	42,986	38,915

Basic and diluted net loss per share[1]	$(0.81)	$(0.76)	$(1.83)	$(1.51)

[1]	As restated due to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized under SFAS 123(R) for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$852	$347	$1,801	$1,019
General and administrative	1,175	1,029	2,296	2,122

Total stock-based compensation expense	$2,027	$1,376	$4,097	$3,141

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

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM, or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. SFAS 168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We expect to adopt SFAS 168 for the quarter ending September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which we adopted as of the period ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires disclosure of the date through which an entity has evaluated subsequent events. We have evaluated certain events and transactions occurring on or after July 1, 2009 and through August 7, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2009.

Effective April 1, 2009, we adopted three Financial Accounting Standard Board (FASB) Staff Positions (“FSP”) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on our condensed consolidated financial statements (see Note 3 for additional disclosures).

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

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This EITF is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this EITF on January 1, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows.

3. FAIR VALUE

In accordance with SFAS 157 Fair Value Measurements, the following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.7 million and $0.8 million, respectively) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$25,568	$—	$—	$25,568
Obligations of government-sponsored enterprises	—	52,768	—	52,768
Obligations of United States government	—	10,159	—	10,159
Corporate debt securities	—	15,914	—	15,914
Commercial paper	—	20,983	—	20,983
Auction rate securities	—	—	16,752	16,752

Total	$25,568	$99,824	$16,752	$142,144

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$33,952	$—	$—	$33,952
Obligations of government-sponsored enterprises	—	50,775	—	50,775
Obligations of United States government	—	9,000	—	9,000
Corporate debt securities	—	16,650	—	16,650
Commercial paper	—	20,494	—	20,494
Targanta common stock	512	—	—	512
Auction rate securities	—	—	17,514	17,514

Total	$34,464	$96,919	$17,514	$148,897

Level 3 assets consist of municipal notes investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. During the fourth quarter of 2008, we recorded an impairment charge of approximately $3.5 million on these securities as we believe the losses are other-than-temporary in nature given the deterioration in the credit and financial markets and specifically the auction rate securities market, and our inability to hold such securities to their maturity or estimated recovery. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of June 30, 2009 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. In April 2009, one of our auction rate securities with an aggregate fair value of $3.0 million was redeemed at par value and we realized a gain of approximately $0.5 million which has been included in other income in our condensed consolidated statements of operations for the three- and six-months ended June 30, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three- and six- months ended June 30, 2009 and June 30, 2008 (in thousands):

	Auction rate Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$20,479	$22,918	$17,494	$27,000
Accretion and interest income	22	(8)	65	28
Net settlements	(3,100)	—	(3,100)	(3,000)
Unrealized gain/(loss) included in other comprehensive income	(649)	494	2,293	(624)

Balance at end of period	$16,752	$23,404	$16,752	$23,404

The fair value of our long-term convertible debt is estimated based on quoted prices for those or similar instruments. As of June 30, 2009, the fair value of our remaining $52.8 million of 0.25% convertible senior notes due 2011 (“2011 Notes”) was approximately $51.0 million and the fair value of our 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $ 88.2 million. As of December 31, 2008, the fair value of our 2011 Notes and 2015 Notes were approximately $71.9 million and $86.3 million, respectively. See also note 7.

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of June 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of government-sponsored enterprises	$52,659	$108	$—	$52,767
Money market funds	25,568	—	—	25,568
Commercial paper	20,986	—	(3)	20,983
Corporate debt securities	15,809	106	(1)	15,914
Obligations of United States government	10,160	—	—	10,160
Auction rate securities	14,989	1,763	—	16,752

Total	$140,171	$1,977	$(4)	$142,144

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Obligations of government-sponsored enterprises	$50,418	$357	$—	$50,775
Money market funds	33,952	—	—	33,952
Commercial paper	20,477	17	—	20,494
Corporate debt securities	16,676	44	(70)	16,650
Obligations of United States government	9,000	—	—	9,000
Targanta common stock	—	512	—	512
Auction rate securities	17,514	—	—	17,514

Total	$148,037	$930	$(70)	$148,897

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three- and six-months ended June 30, 2009 and 2008. Realized gains were calculated based on the specific identification method and were approximately $0.5 million and $6.5 million, respectively, for the three- and six months ended June 30, 2009. Realized gains for the three- and six months ended June 30, 2008 were $0 and $0.3 million, respectively. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. Our investment in Targanta common stock consisted of approximately 3.0 million shares of which we recorded a realized gain of approximately $6.0 million during the first quarter of 2009 upon the sale of such shares. See Note 5 below.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 2009 by contractual maturity (in thousands):

	June 30, 2009
	Amortized Cost	Fair Value
Mature in less than one year	$115,147	$115,346
Mature in one to three years	10,135	10,146
Mature in over three years	14,889	16,652

Total	$140,171	$142,144

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

In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We have tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction, which has been included in other income in our condensed consolidated statements of operations for the six-months ended June 30, 2009. We may also receive up to an additional $4.55 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones within certain time periods.

6. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss[1]	$(36,660)	$(29,560)	$(78,672)	$(58,675)
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $2,275 in 2009 and tax benefit of $325 in 2008	(969)	(1,563)	3,388	(2,047)

Comprehensive loss[1]	$(37,629)	$(31,123)	$(75,284)	$(60,722)

[1]	As restated due to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

Accumulated other comprehensive income (loss) consists of the following at (in thousands):

	June 30, 2009	December 31, 2008
Net unrealized gain (loss) on available-for-sale securities, net of tax of $0 at June 30, 2009 and $2,275 at December 31, 2008, (including $0 and ($1,763), respectively, related to Targanta shares)	$1,973	$(1,415)

7. CONVERTIBLE DEBT

In April 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.1 million shares of common stock, valued at approximately $36.1 million, in exchange for, in the aggregate, $32.3 million principal amount of the convertible notes, representing approximately 38% of the aggregate principal outstanding of our 2011 Notes at the date of the exchanges. All of the convertible notes we acquired pursuant to the exchange agreements were retired upon the closing of the exchanges.

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock sold under the exchange agreement and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of approximately $10.6 million (the inducement loss). As required by FSP APB 14-1, upon derecognition of the 2011 Notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of approximately $1.7 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of approximately $9.5 million during the three- and six-months ended June 30, 2009, calculated as the inducement loss, plus an allocation of advisory fees of approximately $0.6 million; less the revaluation gain.

8. STOCKHOLDERS’ EQUITY

Public Offering

On February 19, 2009, we completed a public offering of approximately 4.0 million shares of registered common stock, at a price of $16.35 per share. We received net proceeds of approximately $63.4 million after deducting underwriting fees and other related expenses of $2.4 million.

9. COMMITMENTS AND CONTINGENCIES

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

On September 26, 2008, Plaintiffs in the Jarrett, Rybkoski, and Zurich Actions filed an identical First Amended Class Action Complaint in all three actions. The First Amended Complaint, a putative nationwide class action on behalf of consumers and other end-payors of Actimmune, was very similar to the first complaint that was filed in the Jarrett Action. It alleged the same basic facts, namely, that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The First Amended Complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The First Amended Complaint sought various damages in an unspecified amount, including the same categories of damages and other relief that were originally sought in the Jarrett Action.

On October 20, 2008, the Company and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought appropriate equitable relief. The GEHA action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action. On February 26, 2009, the Court consolidated the Jarrett, Rybkoski, Zurich, and GEHA Actions for pretrial purposes.

The motions to dismiss in all four cases were heard on February 2, 2009. On April 28, 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety. The Court granted plaintiffs leave to amend the complaints and ordered any such amended complaints to be filed within 30 days. On May 28, 2009, plaintiffs in the Jarrett, Rybkoski, and Zurich Actions filed a single Second Amended Complaint, which added Joan Stevens as a named plaintiff in the Zurich Action, and which alleges that the

Company fraudulently misrepresented the medical benefits of Actimmune to treat IPF. The Second Amended Complaint eliminated the civil RICO claim and asserts other claims against the Company, including unfair competition, false advertising, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks equitable relief. Also on May 28, 2009, plaintiff in the GEHA Action filed a First Amended Complaint, which makes substantially similar allegations, brings the same claims, and seeks the same relief against the Company as the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions.

On June 29, 2009, the Company and the other defendants filed motions to dismiss the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions and the First Amended Complaint in the GEHA Action. On July 27, 2009, Zurich American Insurance Company dismissed its claims against the Company. Also on July 27, the remaining plaintiffs filed an opposition to the motions to dismiss. Defendants’ reply briefs are due on August 10, 2009, and the hearing on the motions is scheduled for August 24, 2009. The Court had stayed discovery until at least the time of the hearing on the first motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the actions vigorously. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interests of our shareholders. We cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits and have, therefore, not recorded any accrued liabilities associated with these claims.

Indemnity Agreement

On or about March 22, 2000, the Company entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates the Company to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to the Company’s indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates the Company to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the “Criminal Action”) is set for August 2009.

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

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company had, as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions.

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration seeks an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. On March 27, 2009, the Company and Dr. Harkonen together made a formal request to the arbitrator panel for a partial award providing declaratory relief and requiring specific performance by Arch, i.e., an award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch submitted a brief in opposition and the Company replied.

The matter was heard by the arbitrator panel on May 8, 2009. On May 29, 2009, the arbitrator panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitrator panel rules that such fees and costs are not covered, Arch is obligated to continue advancing such fees and costs. No proceedings to address the ultimate question of coverage are currently scheduled. We, therefore, have not recorded any accrued liabilities associated with this matter and have reversed all previously accrued amounts.

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

Our net revenue for the three- and six-months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Actimmune	$7,110	$7,296	$13,142	$15,792
Collaboration revenue	818	818	1,636	1,636

Total net revenue	$7,928	$8,114	$14,778	$17,428

Our net revenue by region for the three- and six-months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$7,051	$7,259	$13,038	$15,755
Other countries	877	855	1,740	1,673

Total net revenue	$7,928	$8,114	$14,778	$17,428

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 36%, 32% and 17%, respectively, of total accounts receivable at June 30, 2009, and two customers represented 38% and 32%, respectively, of total accounts receivable at December 31, 2008. No other customer represented more than 10% of accounts receivable at June 30, 2009 or December 31, 2008.

Revenue from customers representing 10% or more of total product revenue during the six month periods ended June 30, 2009 and 2008, was as follows:

	Six Months Ended June 30,
Customer	2009	2008
CuraScript, Inc.	38%	42%
Nova Factor	28%	29%
Caremark	19%	18%

11. INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

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

The $2.2 million income tax expense for the six-month period ended June 30, 2009 relates to the gain on sale of our investment in Targanta common stock in March 2009. See also note 5.

12. RESTRUCTURING CHARGES

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We expect to incur approximately $0.9 million of restructuring charges during 2009, of which approximately $0.7 million has been incurred through June 30, 2009 consisting primarily of severance payments to terminated employees.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the six months ended June 30, 2009 (in thousands):

	Restructuring Liabilities at December 31, 2008	Charges	Cash Payments	Restructuring Liabilities at June 30, 2009
Workforce reduction	$38	$740	$(558)	$220

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and six-month periods ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, except for our estimates as they relate to our adoption of FSP APB 14-1.

The FSP requires the issuer of convertible debt that may be settled in shares or cash at their option, such as our $52.8 million 0.25% convertible senior notes due March 2011 that are outstanding as of June 30, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. This required management to make estimates and assumptions regarding interest rates as of the date of original issuance.

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

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the six month period ended June 30, 2009, Actimmune accounted for all of our product revenue and a majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Results of Operations

Revenue

Total revenue was $7.9 million and $8.1 million for the three-month periods ended June 30, 2009 and 2008, respectively, representing a decrease of 2%. This decrease was attributable to a slight decline in sales of Actimmune of approximately $0.2 million. Total revenue was $14.8 million and $17.4 million for the six-month periods ended June 30, 2009 and 2008, respectively, representing a decrease of 15%. This decrease was attributable to a decrease in sales of Actimmune of approximately $2.6 million, or 17%. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three- and six-month periods ended June 30, 2009 and 2008, sales of Actimmune accounted for all of our net product revenue. A majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial in 2007, we expect that net sales of Actimmune for the year ended December 31, 2009 will decline when compared with the year ended December 31, 2008.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $1.9 million and $2.5 million for the three-month periods ended June 30, 2009 and 2008, respectively. The gross margin percentage for our products was 74% and 66% for these periods in 2009 and 2008, respectively. During the second quarter of 2008, we recorded a $0.7 million charge for excess inventory to reflect our decision during the latter part of that quarter to ship only current dated product that had recently been received from Boehringer Ingelheim (“BI”) under the new supply agreement. For the six months ended June 30, 2009, cost of goods sold were $4.7 million compared with $5.9 million for the same period last year. The gross margin percentage for our products was 64% and 63% for these periods in 2009 and 2008, respectively. The decline in dollar value of cost of goods sold for the three- and six-months ended June 30, 2009 compared to the same periods last year reflects the declining Actimmune revenue.

Research and development expenses

Research and development expenses were $22.9 million and $25.4 million for the three-month periods ended June 30, 2009 and 2008, respectively, representing a decrease of $2.5 million or 10%. Research and development expenses were $47.4 million and $52.4 million for the six-month periods ended June 30, 2009 and 2008, respectively, representing a decrease of $5.1 million or 10%. The decreases in spending for the three- and six-month periods ended June 30, 2009 compared with the same periods in 2008 primarily reflect the completion of the CAPACITY clinical trials late in 2008 and the amendment to the Roche collaboration agreement entered into in November 2008 whereby Roche funds certain of our research activities.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $1.8 million and $1.0 million of stock-based compensation in 2009 and 2008, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

The following chart shows the status of our product development programs as of June 30, 2009:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X

Hepatology
ITMN-191 - Chronic hepatitis C program; protease inhibitor		X
Next generation protease inhibitor	X
Second Target in hepatology	X

Our development program expenses for the six month periods ended June 30, were as follows (in thousands):

Development Program	2009	2008
Pulmonology	$26,074	$29,920
Hepatology	14,377	16,364
Programs — Non-specific	6,906	6,126

Total	$47,357	$52,410

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

General and administrative expenses

General and administrative expenses were $8.5 million for the three-month period ended June 30, 2009 compared with $7.1 million for the three-month period ended June 30, 2008. For the six-month periods ended June 30, 2009 and 2008, general and administrative expenses were $17.0 million and $14.5 million, respectively, representing an increase of $2.5 million, or 17%. The increased spending for the three- and six-month periods ended June 30, 2009 compared with the same periods in 2008 can be attributed to costs related to preparation for the anticipated commercialization of pirfenidone. In 2009, including stock-based compensation under SFAS 123(R), we expect general and administrative expenses to be in a range of $35.0 million to $40.0 million, which includes up to $5.0 million for the above mentioned expenses.

Restructuring charges

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We expect to incur approximately $0.9 million of restructuring charges during 2009, of which approximately $0.7 million has been incurred through June 30, 2009 consisting primarily of severance payments to terminated employees.

Interest income

Interest income decreased to $0.5 million for the three-month period ended June 30, 2009, compared to $1.3 million for the three-month period ended June 30, 2008. Interest income also decreased to $1.2 million for the six-month period ended June 30, 2009, compared to $3.4 million for the six-month period ended June 30, 2008. These decreases reflect decreasing investment yields on our cash and short-term investments resulting from lower market interest rates as well as lower average cash and investment balances.

Interest expense

Interest expense decreased to $2.5 million in the second quarter of 2009 compared with $3.7 million for the second quarter of 2008 and decreased to $5.2 million for the six-months ended June 30, 2009 compared with $7.1 million for the comparable period in 2008. Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for each of the reported periods in 2008 also includes interest on our $170.0 million 0.25% convertible notes due in March 2011 (the “2011 Notes”), including the amortization of related debt issuance costs. On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes.

On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement (FSP APB 14-1). As a result, we have recorded additional interest expense of $1.1 million and $2.7 million in the three- and six-months ended June 30, 2009, representing amortization of the debt discount established with our adoption of FSP APB 14-1. The adoption requires retrospective application, therefore, our previously reported interest expense for the three- and six-months ended June 30, 2008 has been restated to reflect additional interest expense of $2.9 million and $5.6 million, respectively. The decrease in interest expense for the three- and six-months ended June 30, 2009 compared to the same periods in 2008 reflects the June 2008 issuance of the 2015 Notes in exchange for the 2011 Notes. The 2015 Notes may not be settled in cash upon conversion at the option of the issuer and thus do not fall under the requirements of FSP APB 14-1.

The following table reconciles interest expense for the three- and six-months ended June 30, 2008 as previously reported with current year reported results (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008
Interest expense, as previously reported	$1,910	$2,581
Adjustments and reclassification:
Amortization of debt discount and debt issuance costs in connection with adoption of FSP APB 14-1	2,860	5,628
Reclassification to loss on extinguishment of debt	(1,113)	(1,113)

Interest expense, as reported herein	$3,657	$7,096

Loss on extinguishment of debt

In April 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.1 million shares of common stock, valued at approximately $36.1 million, in exchange for, in the aggregate, $32.3 million principal amount of the convertible notes, representing approximately 38% of the aggregate principal outstanding of our 2011 Notes at the date of the exchanges. All of the convertible notes we acquired pursuant to the exchange agreements were retired upon the closing of the exchanges.

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock sold under the exchange agreement and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of approximately $10.6 million (the inducement loss). As required by FSP APB 14-1, upon derecognition of the 2011 Notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of approximately $1.7 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of approximately $9.5 million during the three- and six-months ended June 30, 2009, calculated as the inducement loss, plus an allocation of advisory fees of approximately $0.6 million; less the revaluation gain.

On June 24, 2008, we issued $85.0 million in 2015 Notes to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes. Remaining debt issuance costs of approximately $1.1 million, related to the extinguishment of $85.0 million of the existing 2011 Notes, were expensed during the second quarter of 2008 and have been included in the loss on extinguishment of debt in our condensed consolidated statements of operations.

The following table reconciles loss on extinguishment of debt for the three- and six-months ended June 30, 2008 as previously reported with current year reported results (in thousands):

Three and Six Months Ended June 30, 2008
Loss on extinguishment of debt, as previously reported	$—
Adjustments and reclassification:
Adjustments, net in connection with adoption of FSP APB 14-1	181
Reclassification from interest expense	1,113

Loss on extinguishment of debt, as reported herein	$1,294

Other income(expense)

Other income was $0.4 million and $5.6 million for the three- and six-month period ended June 30, 2009, respectively, consisting primarily of realized gains from the sale of investments, including our shares of Targanta common stock in the first quarter of 2009. This compares with other income of $1.0 million and $1.3 million for the three- and six-month period ended June 30, 2008, respectively, comprised primarily of a $1.0 million contingent payment in connection with our divestiture of Amphotec in May 2005.

Income Taxes

The $2.2 million income tax expense for the six-month period ended June 30, 2009 relates to taxes on the gain on sale of our investment in Targanta common stock in March 2009. The $0.3 million income tax benefit for the six-month period ended June 30, 2008 relates to net operating losses that we concluded were realizable based on our estimate of future taxable income resulting from the eventual sale of shares of Targanta common stock.

Liquidity and Capital Resources

At June 30, 2009, we had available cash, cash equivalents and available-for-sale securities of $145.5 million compared to $154.7 million at December 31, 2008. The decrease was primarily driven by the use of cash for our operations, partially offset by $63.4 million in net proceeds from our February 2009 public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At June 30, 2009, we held approximately $16.6 million of student loan auction rate securities (par value of $17.8 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. During the fourth quarter of 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary in nature given the deteriorating credit and financial markets and specifically the auction rate securities market. Most of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of March 31, 2009 based on a discounted cash flow analysis. In April 2009, one of our auction rate securities with an aggregate fair value of $3.0 million was redeemed at par value.

Operating Activities

Cash used in operating activities was $81.3 million during the six-month period ended June 30, 2009, comprised primarily of a net loss of $78.7 million. Changes in working capital consisted of an increase in accounts payable and accrued compensation of approximately $0.7 million, offset by a decrease to other accrued liabilities of $9.9 million, primarily consisting of a $4.4 million accelerated payment we made to the Department of Justice in March 2009. Other working capital changes included increases to accounts receivable and inventories of approximately $3.5 million and $2.1 million, respectively. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $13.2 million during the six-month period ended June 30, 2009, comprised of $69.8 million of short-term investment purchases, partially offset by sales and maturities of short-term investments totaling $56.7 million.

Financing Activities

Cash provided by financing activities of $64.8 million for the six-month period ended June 30, 2009 was primarily due to the receipt of proceeds from our public offering completed in February 2009.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current business plan through at least mid-2010. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM, or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. SFAS 168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We expect to adopt SFAS 168 for the quarter ending September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which we adopted as of the period ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires disclosure of the date through which an entity has evaluated subsequent events. We have evaluated certain events and transactions occurring on or after July 1, 2009 and through August 7, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2009.

Effective April 1, 2009, we adopted three Financial Accounting Standard Board (FASB) Staff Positions (“FSP”) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on our condensed consolidated financial statements (see Note 3 to the condensed consolidated financial statements for additional disclosures).

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

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This EITF is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this EITF on January 1, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. We adopted FSP APB 14-1 on January 1, 2009. The FSP requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $52.8 million 0.25% convertible senior notes due March 2011 that are outstanding as of June 30, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result, we have recorded additional interest expense of $1.1 million, or $0.02 per share, and $2.7 million, or $0.06 per share, in the three- and six-months ended June 30, 2009. The adoption requires retrospective application, therefore, our previously reported net loss for the three- and six-months ended June 30, 2008 has been restated to reflect additional interest expense of $2.9 million, or $0.07 per share and $5.6 million, or $0.14 per share, respectively. The decrease in interest expense for 2009 compared to 2008 reflects the June 2008 issuance of the 2015 Notes in exchange for the 2011 Notes. The 2015 Notes may not be settled in cash upon conversion at the option of the issuer and thus do not fall under the requirements of FSP APB 14-1. The retrospective adoption of FSP APB 14-1 decreased the debt issuance costs included in other assets by an aggregate of $0.4 million, decreased convertible senior notes included in long-term liabilities by $14.9 million, and decreased total stockholders’ deficit by $14.5 million after a charge of $44.0 million to accumulated deficit on our condensed consolidated balance sheet as of December 31, 2008.

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

At June 30, 2009, we held approximately $16.6 million of student loan auction rate securities (par value of $17.8 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. Most of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the recently announced results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of June 30, 2009 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period. In April 2009, one of our auction rate securities with an aggregate fair value of $3.0 million was redeemed at par value.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2009 by effective maturity (in millions, except percentages):

	2009	2010	2011	2012	2013 and Beyond	Total	Fair Value at June 30, 2009
Assets:
Available-for-sale securities	$73.6	$51.8	—	—	$17.8	$143.2	$142.1
Average interest rate	1.1%	2.5%	—	—	1.6%	1.5%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	—	$52.8	—	$52.8	$51.0
Average interest rate	—	—	—	.25%	—	.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$88.2
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Management assessed our internal control over financial reporting as of June 30, 2009, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2008, Plaintiffs in the Jarrett, Rybkoski, and Zurich Actions filed an identical First Amended Class Action Complaint in all three actions. The First Amended Complaint, a putative nationwide class action on behalf of consumers and other end-payors of Actimmune, was very similar to the first complaint that was filed in the Jarrett Action. It alleged the same basic facts, namely, that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The First Amended Complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The First Amended Complaint sought various damages in an unspecified amount, including the same categories of damages and other relief that were originally sought in the Jarrett Action.

On October 20, 2008, the Company and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the “GEHA Action”). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought appropriate equitable relief. The GEHA action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the

GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action. On February 26, 2009, the Court consolidated the Jarrett, Rybkoski, Zurich, and GEHA Actions for pretrial purposes.

The motions to dismiss in all four cases were heard on February 2, 2009. On April 28, 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety. The Court granted plaintiffs leave to amend the complaints and ordered any such amended complaints to be filed within 30 days. On May 28, 2009, plaintiffs in the Jarrett, Rybkoski, and Zurich Actions filed a single Second Amended Complaint, which added Joan Stevens as a named plaintiff in the Zurich Action, and which alleges that the Company fraudulently misrepresented the medical benefits of Actimmune to treat IPF. The Second Amended Complaint eliminated the civil RICO claim and asserts other claims against the Company, including unfair competition, false advertising, violation of various state consumer protection statutes, and unjust enrichment. The complaint seeks various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also seeks equitable relief. Also on May 28, 2009, plaintiff in the GEHA Action filed a First Amended Complaint, which makes substantially similar allegations, brings the same claims, and seeks the same relief against the Company as the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions.

On June 29, 2009, the Company and the other defendants filed motions to dismiss the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions and the First Amended Complaint in the GEHA Action. On July 27, 2009, Zurich American Insurance Company dismissed its claims against the Company. Also on July 27, the remaining plaintiffs filed an opposition to the motions to dismiss. Defendants’ reply briefs are due on August 10, 2009, and the hearing on the motions is scheduled for August 24, 2009. The Court had stayed discovery until at least the time of the hearing on the first motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

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

Indemnity Agreement

On or about March 22, 2000, the Company entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates the Company to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to the Company’s indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates the Company to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the “Criminal Action”) is set for August 2009.

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

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company had, as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions.

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration seeks an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. On March 27, 2009, the Company and Dr. Harkonen together made a formal request to the arbitrator panel for a partial award providing declaratory relief and requiring specific performance by Arch, i.e., an award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch submitted a brief in opposition and the Company replied.

The matter was heard by the arbitrator panel on May 8, 2009. On May 29, 2009, the arbitrator panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitrator panel rules that such fees and costs are not covered, Arch is obligated to continue advancing such fees and costs. No proceedings to address the ultimate question of coverage are currently scheduled.

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

Our investment securities include high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2009, our long-term investments consisted of high-grade (AAA rated) auction rate securities issued by state municipalities with a fair value of approximately $16.6 million. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any significant realized gains or losses on our auction rate securities or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment and record an impairment charge in the statement of operations. Throughout most of 2008 and all of 2009 to date, auctions failed for the entire $16.6 million of our auction rate securities classified as noncurrent and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

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

We had 118 full-time employees as of July 31, 2009, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 2.	Unregistered Sales of Equity Securities.

On April 2, 2009, we agreed with Credit Suisse Securities (USA) LLC (“Credit Suisse”) to exchange $22,750,000 in aggregate principal amount of our .25% Convertible Senior Notes due 2011 (the “2011 Notes”) beneficially owned by Credit Suisse for 772,000 shares of the Company’s common stock, valued at $17.03 per share, plus an aggregate number of shares of our common stock equal to $10,967,840 divided equally over each of the ten trading days through the period ending on April 15, 2009, subject to extension in limited circumstances, and divided on each such day by the volume-weighted average price per share of our common stock as reported on The NASDAQ Stock Market, subject to a floor price cap of $14.00 per share, unless otherwise agreed to by us, and a ceiling price cap of $19.00 per share (the “Credit Suisse Exchange Shares”). We closed the transaction and issued 1,478,940 shares of our common stock to Credit Suisse on April 16, 2009.

In a separately negotiated transaction, on April 2, 2009, we agreed with RHP Master Fund, Ltd. (“Rock Hill”), to exchange $9,500,000 in aggregate principal amount of 2011 Notes beneficially owned by Rock Hill for 636,500 shares of the Company’s common stock (the “Rock Hill Exchange Shares” and together with the Credit Suisse Exchange Shares, the “Exchange Shares”). We closed the transaction and issued these shares on April 9, 2009.

Upon the closing of these separate transactions with Credit Suisse and Rock Hill, $32,250,000 of the 2011 Notes have been retired.

As the Exchange Shares were exchanged by us with Credit Suisse and Rock Hill exclusively and solely for 2011 Notes, the transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 3(a)(9) thereof. No sales of securities of the same class as the Exchange Shares have been or are to be made by us by or through an underwriter at or about the same time as the exchange for which the exemption is claimed. Neither Credit Suisse nor Rock Hill has made, nor will be requested to make, any cash payment to the Company in connection with the exchange, and we will not receive any proceeds from the issuance of the Exchange Shares. No consideration has been, or is to be, given, directly or indirectly, to any person in connection with the transaction, except for payments by us of the fees and expenses of its legal and financial advisors. Goldman, Sachs & Co. acted as our financial advisor in connection with these transactions.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 21, 2009 in Brisbane, California. Of the 43,907,875 shares of InterMune Common Stock entitled to vote at the meeting, 35,092,916 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

The stockholders elected two directors to serve for the ensuing three years or until his successor is elected. The votes regarding the election of the directors were as follows:

Name	Shares Voted For	Votes Withheld
Lars G. Ekman, M.D. PhD.	34,229,019	863,897

Jonathan S. Leff	34,255,770	837,146

The stockholders approved the ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2009. There were 34,981,597 votes cast for the proposal, 84,847 votes cast against, 26,472 abstentions, and no broker non-votes.

The stockholders approved the amendment to the Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 70,000,000 to 100,000,000. There were 34,757,283 votes cast for the proposal, 275,298 votes cast against, 60,335 abstentions, and no broker non-votes.

The stockholders approved the amendment to the Amended and Restated 2000 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,000,000 shares. There were 28,756,677 votes cast for the proposal, 1,545,893 votes cast against, 22,967 abstentions, and 4,767,379 broker non-votes.

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

Date: August 7, 2009

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