Form 10-Q
period 2009-09-30
INTERMUNE INC
filed 2009-11-06
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 46,669,035 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008[1]
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,345	$63,765
Available-for-sale securities	85,186	73,454
Accounts receivable, net of allowances of $70 at September 30, 2009 and $58 at December 31, 2008	5,136	3,123
Inventories	2,790	1,249
Deferred taxes	—	205
Prepaid expenses and other current assets	3,284	3,195

Total current assets	137,741	144,991
Non-current available-for-sale securities	13,148	17,494
Property and equipment, net	4,069	6,582
Other assets (includes restricted cash of $1,429 at September 30, 2009 and December 31, 2008)	2,197	2,743

Total assets	$157,155	$171,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,221	$19,148
Accrued compensation	4,174	6,939
Deferred taxes	—	205
Liability under government settlement	10,933	6,023
Other accrued liabilities	9,598	15,996

Total current liabilities	44,926	48,311
Deferred rent	1,060	1,426
Deferred collaboration revenue	57,263	59,717
Liability under government settlement	9,117	17,642
Convertible notes	128,153	155,085
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock	46	39
Additional paid-in capital	801,549	690,454
Accumulated other comprehensive income (loss)	1,933	(1,415)
Accumulated deficit	(886,892)	(799,449)

Total stockholders’ deficit	(83,364)	(110,371)

Total liabilities and stockholders’ deficit	$157,155	$171,810

[1]

As restated due to the adoption of the guidance in the Debt Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), formerly FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008[1]	2009	2008[1]
	(Unaudited, in thousands, except per share data)
Revenue, net
Actimmune®	$6,493	$7,505	$19,635	$23,297
Collaboration revenue	20,818	15,818	22,454	17,454

Total revenue, net	27,311	23,323	42,089	40,751
Costs and expenses:
Cost of goods sold	1,019	1,413	5,737	7,276
Research and development	20,608	25,618	67,965	78,028
Acquired research and development milestone payments	1,750	—	15,250	—
General and administrative	9,916	8,205	26,911	22,744
Restructuring charges	55	—	795	—

Total costs and expenses	33,348	35,236	116,658	108,048

Loss from operations	(6,037)	(11,913)	(74,569)	(67,297)
Other income (expense):
Interest income	331	1,212	1,498	4,644
Interest expense	(2,714)	(2,971)	(7,934)	(10,067)
Loss on extinguishment of debt, net	(724)	—	(10,264)	(1,294)
Other income	396	18	6,043	1,286

Loss from continuing operations before income taxes	(8,748)	(13,654)	(85,226)	(72,728)
Income tax expense	23	325	2,217	—

Loss from continuing operations	(8,771)	(13,979)	(87,443)	(72,728)
Discontinued operations:
Income (loss) from discontinued operations	—	(3)	—	71

Net loss	$(8,771)	$(13,982)	$(87,443)	$(72,657)

Basic and diluted loss per share
Continuing operations	$(0.19)	$(0.36)	$(2.00)	$(1.87)
Discontinued operations	—	— [2]	—	— [2]

Net loss per share	$(0.19)	$(0.36)	$(2.00)	$(1.87)

Shares used in computing basic and diluted net loss per share	45,431	39,031	43,810	38,954

[1]

As restated due to the adoption of the guidance in the Debt Topic of the FASB ASC, formerly FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

[2]	Less than $0.01 per share

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008[1]
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(87,443)	$(72,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,738	2,630
Amortization	4,090	8,744
Stock-based compensation expense	5,934	5,182
Loss on extinguishment of debt, net of transaction costs	9,669	1,294
Deferred taxes	2,275	41
Net realized gains on sales of available for sale securities	(6,380)	(336)
Deferred rent	(366)	(242)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,013)	658
Inventories	(1,541)	(127)
Other assets	(140)	2,362
Accounts payable and accrued compensation	(1,692)	4,297
Other accrued liabilities	(10,013)	2,922
Deferred collaboration revenue	(2,454)	(2,454)

Net cash used in operating activities	(87,336)	(47,686)

Cash flows from investing activities:
Purchases of property and equipment	(225)	(1,408)
Purchases of available-for-sale securities	(81,376)	(109,128)
Sales of available-for-sale securities	31,021	73,139
Maturities of available-for-sale securities	50,422	71,789

Net cash (used in) provided by investing activities	(158)	34,392
Cash flows from financing activities:
Proceeds from issuance of common stock, net	65,074	1,653

Net cash provided by financing activities	65,074	1,653

Net decrease in cash and cash equivalents	(22,420)	(11,641)
Cash and cash equivalents at beginning of period	63,765	88,946

Cash and cash equivalents at end of period	$41,345	$77,305

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Extinguishment of debt, net of unamortized debt discount, in exchange for common stock	30,600	—

[1]

As restated due to the adoption of the guidance in the Debt Topic of the FASB ASC, formerly FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “the Company,” “we,” “our,” or “us”) is an independent biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is provided from sales of Actimmune® and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”). The pulmonology portfolio includes the Phase III program, CAPACITY, which is evaluating pirfenidone for the treatment of patients with idiopathic pulmonary fibrosis (“IPF”) and a research program focused on small molecules for pulmonary disease. We announced results for the CAPACITY trials in February 2009 and submitted our New Drug Application (“NDA”) for pirfenidone for the treatment of IPF in the U.S. in November 2009. The hepatology portfolio includes the chronic hepatitis C virus (“HCV”) protease inhibitor compound ITMN-191 (referred to as R7227 at Roche) in Phase 2b, a second-generation HCV protease inhibitor research program and a research program evaluating a new target in hepatology.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), as updated in the 8-K we filed with the SEC on September 1, 2009. Certain reclassifications have been made to prior year expenses to conform to current year presentation. Approximately $0.1 million and $0.3 million of product support costs have been reclassified from research and development to general and administrative for the three- and nine-months ended September 30, 2008, respectively. For the nine-months ended September 30, 2009, approximately $0.3 million of product support costs have been reclassified from cost of goods sold to general and administrative. Approximately $1.1 million related to the writeoff of unamortized debt issuance costs expensed during the nine-months ended September 30, 2008 to interest expense has been reclassified to loss on extinguishment of debt in our condensed consolidated statements of operations.

Change in Method of Accounting for Convertible Debt

On January 1, 2009, we adopted guidance in the Debt Topic of the FASB ASC, formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This guidance requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $49.0 million 0.25% convertible senior notes due March 2011 that are outstanding as of September 30, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although this guidance has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result, we have recorded additional interest expense of $1.0 million, or $0.02 per share, and $3.7 million, or $0.08 per share, in the three- and nine-months ended September 30, 2009. The adoption requires retrospective application, therefore, our previously reported net loss for the three- and nine-months ended September 30, 2008 has been restated to reflect additional interest expense of $1.5 million, or $0.04 per share and $7.1 million, or $0.18 per share, respectively. The retrospective adoption of this guidance decreased the debt issuance costs included in other assets by an aggregate of $0.4 million, decreased convertible senior notes included in long-term liabilities by $14.9 million, and decreased total stockholders’ deficit by $14.5 million after a charge of $44.0 million to accumulated deficit on our condensed consolidated balance sheet as of December 31, 2008.

In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. The remaining balance of the unamortized debt discount at September 30, 2009 and December 31, 2008 was $5.8 million and $14.9 million, respectively.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our auction rate securities, reserves for doubtful accounts, returns, chargebacks, cash discounts and rebates; excess/obsolete inventories; the effects of inventory purchase commitments on inventory, certain accrued clinical and preclinical expenses and contingent liabilities; and interest rates with respect to new accounting guidance for our convertible debt. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $2.8 million and $1.2 million at September 30, 2009 and December 31, 2008, respectively, and consisted solely of Actimmune finished goods.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. The agreement with Roche resulted in a net payable of approximately $14.0 million at September 30, 2009 and a net payable of $11.4 million at December 31, 2008. Reimbursements from Roche are credited directly to R&D expense and amounted to $1.1 million and $4.5 million for the three and nine-months ended September 30, 2009, respectively. There were no reimbursements for the comparable periods in 2008.

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

The securities excluded were as follows (in thousands):

	As of September 30,
	2009	2008
Shares issuable upon exercise of stock options	4,423	5,077
Shares issuable upon conversion of convertible notes	6,766	8,432

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss[1]	$(8,771)	$(13,982)	$(87,443)	$(72,657)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	46,134	39,294	44,429	39,166
Less: weighted-average shares subject to repurchase	(703)	(263)	(619)	(212)

Weighted-average shares used in computing basic and diluted net loss per share	45,431	39,031	43,810	38,954

Basic and diluted net loss per share[1]	$(0.19)	$(0.36)	$(2.00)	$(1.87)

[1]

As restated due to the adoption of the guidance in the Debt Topic of the FASB ASC, formerly FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$742	$936	$2,543	$1,955
General and administrative	1,095	1,105	3,391	3,227

Total stock-based compensation expense	$1,837	$2,041	$5,934	$5,182

Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period for that portion of the award that is ultimately expected to vest. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility, the expected term of the award and the estimated forfeiture rate.

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes:                  1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact of this new accounting update to our consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB ASC to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009. The adoption of this standard is not expected to impact our consolidated financial statements.

Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Codification 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements. We have evaluated certain events and transactions occurring on or after October 1, 2009 and through November 6, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2009, except as described in Note 13.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in             ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ending after June 15, 2009. The adoption of these accounting updates did not have any impact on our consolidated financial statements (see Note 3 for additional disclosures).

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), now codified under ASC Topic No. 815. This literature provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. This new guidance requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from previous accounting literature for derivative instruments and hedging activities as codified primarily under ASC Topic No. 815. Although this new guidance is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted a new accounting standard for collaborative arrangements included primarily under             ASC 808-10, previously referred to as EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. This guidance concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in previous accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under this guidance applies to the entire collaborative agreement. This guidance is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance on January 1, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows.

3. FAIR VALUE

In accordance with portions of ASC Topic No. 820, formerly SFAS 157 Fair Value Measurements, the following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments, including accrued interest of approximately $0.5 million and $0.8 million, respectively) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$19,178	$—	$—	$19,178
Obligations of government-sponsored enterprises	—	42,159	—	42,159
Obligations of United States government	—	10,171	—	10,171
Corporate debt securities	—	9,527	—	9,527
Commercial paper	—	24,988	—	24,988
Auction rate securities	—	—	16,498	16,498

Total	$19,178	$86,845	$16,498	$122,521

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$33,952	$—	$—	$33,952
Obligations of government-sponsored enterprises	—	50,775	—	50,775
Obligations of United States government	—	9,000	—	9,000
Corporate debt securities	—	16,650	—	16,650
Commercial paper	—	20,494	—	20,494
Targanta common stock	512	—	—	512
Auction rate securities	—	—	17,514	17,514

Total	$34,464	$96,919	$17,514	$148,897

Level 1 assets have been determined using quoted prices in active markets for identical assets or liabilities. Level 2 assets have been obtained from inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 assets consist of municipal notes investments, classified primarily as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. During the fourth quarter of 2008, we recorded an impairment charge of approximately $3.5 million on these securities as we believed the losses were other-than-temporary in nature given the deterioration in the credit and financial markets and specifically the auction rate securities market, and our inability to hold such securities to their maturity or estimated recovery. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of September 30, 2009 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. During 2009, several of our auction rate securities with an aggregate fair value of $3.5 million have been redeemed at par value and we realized gains of approximately $0.6 million which have been included in other income in our condensed consolidated statements of operations for the nine-months ended September 30, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three- and nine- months ended September 30, 2009 and September 30, 2008 (in thousands):

	Auction rate Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$16,752	$23,376	$17,514	$27,000
Accretion and interest income	31	—	76	—
Net settlements	(318)	(3,000)	(2,888)	(6,000)
Unrealized gain/(loss) included in other comprehensive income	33	(1,031)	1,796	(1,655)

Balance at end of period	$16,498	$19,345	$16,498	$19,345

The fair value of our long-term convertible debt is estimated based on quoted prices for those or similar instruments. As of September 30, 2009, the fair value of our remaining $49.0 million of 0.25% convertible senior notes due 2011 (“2011 Notes”) was approximately $49.9 million and the fair value of our $85.0 million 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $93.9 million. As of December 31, 2008, the fair value of our 2011 Notes and 2015 Notes were approximately $71.9 million and $86.3 million, respectively. See also note 8.

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of September 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Obligations of government-sponsored enterprises	$42,081	$79	$(1)	$42,159
Money market funds	19,178	—	—	19,178
Commercial paper	24,991	—	(3)	24,988
Corporate debt securities	9,468	60	(1)	9,527
Obligations of United States government	10,168	3	—	10,171
Auction rate securities	14,702	1,796	—	16,498

Total	$120,588	$1,938	$(5)	$122,521

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Obligations of government-sponsored enterprises	$50,418	$357	$—	$50,775
Money market funds	33,952	—	—	33,952
Commercial paper	20,477	17	—	20,494
Corporate debt securities	16,676	44	(70)	16,650
Obligations of United States government	9,000	—	—	9,000
Targanta common stock	—	512	—	512
Auction rate securities	17,514	—	—	17,514

Total	$148,037	$930	$(70)	$148,897

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three- and nine-months ended September 30, 2009 and 2008. Realized gains were calculated based on the specific identification method and were approximately $0.4 million and $6.4 million, respectively, for the three- and nine months ended September 30, 2009. Realized gains for the three- and nine months ended September 30, 2008 were $0 and $0.3 million, respectively. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. Our investment in Targanta common stock at December 31, 2008 consisted of approximately 3.0 million shares of which we recorded a realized gain of approximately $6.0 million during the first quarter of 2009 upon the sale of such shares. See Note 5 below.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at September 30, 2009 by contractual maturity (in thousands):

	September 30, 2009
	Amortized Cost	Fair Value
Mature in less than one year	$105,886	$106,023
Mature in one to three years	—	—
Mature in over three years	14,702	16,498

Total	$120,588	$122,521

5. INVESTMENT IN TARGANTA COMMON STOCK

In 2001, we entered into an asset purchase and license agreement with Eli Lilly pursuant to which we acquired worldwide rights to oritavancin. The agreement provided us with exclusive worldwide rights to develop, manufacture and commercialize oritavancin.

In December 2005, we sold the oritavancin compound to Targanta Therapeutics (“Targanta”). The terms of the agreement included upfront and clinical related contingent milestone payments of up to $9.0 million, of which $4.0 million had been received through March 31, 2009. We also received a convertible promissory note that, assuming certain clinical milestones were achieved, could have been valued at up to $25.0 million in principal amount from Targanta, which note was initially secured by the oritavancin assets. Upon the achievement by Targanta of certain corporate objectives, the notes were designed to convert into capital stock of Targanta, subject to certain limitations in the amount of voting stock that we could hold. Effective February 2007, these objectives were met by Targanta and, upon conversion of the promissory note, we received approximately 1.7 million shares of Targanta Series C preferred stock in exchange for the convertible promissory note. In October 2007, Targanta completed an initial public offering of its common stock at a price of $10.00 per share. Upon completion of the offering, our investment in Targanta was automatically converted into approximately 3.0 million shares of Targanta common stock and warrants to purchase approximately 0.1 million additional shares of Targanta common stock. These shares had been restricted for resale and were subject to a lock-up agreement that expired in April 2009.

In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We have tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction, which has been included in other income in our condensed consolidated statements of operations for the nine-months ended September 30, 2009. We may also receive up to an additional $4.55 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones within certain time periods.

6. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008[1]	2009	2008[1]
Net loss	$(8,771)	$(13,982)	$(87,443)	$(72,657)
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $0 and $2,275 for the three- and nine-month periods ended September 30, 2009 and tax expense of $325 and $0 for the three- and nine-month periods ended September 30, 2008	(40)	(538)	3,348	(2,585)

Comprehensive loss	$(8,811)	$(14,520)	$(84,095)	$(75,242)

[1]

As restated due to the adoption of the guidance in the Debt Topic of the FASB ASC, formerly FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

Accumulated other comprehensive income (loss) consists of the following at (in thousands):

	September 30, 2009	December 31, 2008
Net unrealized gain (loss) on available-for-sale securities, net of tax of $0 at September 30, 2009 and $2,275 at December 31, 2008, (including $0 and ($1,763)), respectively, related to Targanta shares)	$1,933	$(1,415)

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

In September 2009, we entered into an exchange agreement with certain holders of our convertible notes to issue approximately 0.2 million shares of common stock, valued at approximately $4.0 million, in exchange for approximately $3.8 million principal amount of the convertible notes, representing approximately 7% of the aggregate principal outstanding of our 2011 Notes at the date of the exchange. All of the convertible notes we acquired pursuant to the exchange agreements in April and September 2009 were retired upon the closing of the exchanges. See also note 13 for a description of exchange agreements entered into in September 2009 that did not close until October 2009.

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock sold under the exchange agreements and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of approximately $11.9 million (the inducement loss). As required by guidance in the Debt Topic of FASB ASC, formerly FSP APB 14-1, upon derecognition of the 2011 Notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of approximately $2.2 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of approximately $0.7 million and $10.3 million during the three- and nine-months ended September 30, 2009, calculated as the inducement loss, plus an allocation of advisory fees of approximately $0.6 million; less the revaluation gain.

8. STOCKHOLDERS’ EQUITY

Public Offering

On February 19, 2009, we completed a public offering of approximately 4.0 million shares of registered common stock, at a price of $16.35 per share. We received net proceeds of approximately $63.4 million after deducting underwriting fees and other related expenses of $2.4 million.

9. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $55.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $55.6 million in aggregate milestone payments, $40.0 million in remaining contingent payments would be made by us only if positive Phase III data and registration in the United States and European Union are achieved for pirfenidone. We paid $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. Potential milestone payments of $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

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

On June 29, 2009, the Company and the other defendants filed motions to dismiss the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions and the First Amended Complaint in the GEHA Action. On July 27, 2009, Zurich American Insurance Company dismissed its claims against the Company. Also on July 27, the remaining plaintiffs filed an opposition to the motions to dismiss. Defendants’ reply briefs were filed on August 10, 2009. The Court heard oral argument on September 11, 2009 and took the motions under submission, indicating it would issue a written order; as of this date, no decision has been issued. The Court had stayed discovery until at least the time of the hearing on the first motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

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

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the “Criminal Action”) resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. The Company understands that Dr. Harkonen intends to seek a new trial and/or to appeal the jury’s guilty verdict.

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

The matter was heard by the arbitrator panel on May 8, 2009. On May 29, 2009, the arbitrator panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitrator panel rules that such fees and costs are not covered, Arch is obligated to continue advancing such fees and costs. No proceedings to address the ultimate question of coverage are currently scheduled. The Company believes that the jury verdict in the Criminal Action does not constitute a final judgment as defined by the D&O liability insurance policy, and therefore does not alter the current situation with respect to this arbitration or the application of the D&O liability insurance in general.

Arch recently advised the Company that Arch has nearly exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the remainder of the Arch policy’s limit. The Company therefore has advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage are expected to be depleted sometime in November 2009, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment.

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict, therefore we have not recorded any accrued liabilities associated with this matter. The Old Republic $5.0 million excess coverage is the last layer that was contained within the overall D&O policy held by the Company covering this matter. There can be no assurance that this final layer of coverage will not be exceeded before the Criminal Action is finally adjudicated. Amounts, if any, incurred over and above this final $5.0 million policy coverage will be borne solely by the Company.

10. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with ASC Topic No. 280, previously referred to as SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis.

Our net revenue for the three- and nine-months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Actimmune	$6,493	$7,505	$19,635	$23,297
Collaboration revenue	20,818	15,818	22,454	17,454

Total net revenue	$27,311	$23,323	$42,089	$40,751

Our net revenue by region for the three- and nine-months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$6,441	$7,494	$19,479	$23,249
Other countries	20,870	15,829	22,610	17,502

Total net revenue	$27,311	$23,323	$42,089	$40,751

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 30%, 29% and 25%, respectively, of total accounts receivable at September 30, 2009, and two customers represented 38% and 32%, respectively, of total accounts receivable at December 31, 2008. No other customer represented more than 10% of accounts receivable at September 30, 2009 or December 31, 2008.

Revenue from customers representing 10% or more of total product revenue during the nine month periods ended September 30, 2009 and 2008, was as follows:

	Nine Months Ended September 30,
Customer	2009	2008
CuraScript, Inc.	36%	42%
Nova Factor	29%	30%
Caremark	20%	17%

11. INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007, now codified primarily under ASC Topic No. 740. This guidance requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal and various state and local jurisdictions. The 2005 tax year which we had previously been under examination by the Internal Revenue Service has been reviewed and accepted. Remaining tax years from 1998 through 2007 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of this guidance and through September 30, 2009, we did not have any interest or penalties associated with unrecognized tax benefits.

The $2.2 million income tax expense for the nine-month period ended September 30, 2009 relates to the gain on sale of our investment in Targanta common stock in March 2009. See also note 5.

12. RESTRUCTURING CHARGES

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We expect to incur approximately $0.9 million of restructuring charges during 2009, of which approximately $0.8 million has been incurred through September 30, 2009 consisting primarily of severance payments to terminated employees.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the nine months ended September 30, 2009 (in thousands):

	Restructuring Liabilities at December 31, 2008	Charges	Cash Payments	Restructuring Liabilities at September 30, 2009
Workforce reduction	$38	$795	$(735)	$98

13. SUBSEQUENT EVENT

In September 2009, we entered into exchange agreements with certain holders of our convertible notes to issue approximately 0.3 million shares of common stock, valued at approximately $4.3 million, in exchange for approximately $4.0 million principal amount of the convertible notes, representing approximately 8% of the aggregate principal outstanding of our 2011 Notes at the date of the agreements. All of the convertible notes we acquired pursuant to the exchange agreements in September 2009 were retired upon the closing of the exchanges in October 2009 upon completion of ten trading days of our common stock necessary to determine the final number of shares to be issued. See also note 7 for a discussion of the exchange agreement that closed in September 2009.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and nine-month periods ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008 (as updated in our 8-K we filed with the SEC on September 1, 2009), except for our estimates as they relate to our adoption of the guidance in the Debt Topic of FASB ASC, formerly FSP APB 14-1.

The new guidance requires the issuer of convertible debt that may be settled in shares or cash at their option, such as our $49.0 million 0.25% convertible senior notes due March 2011 that are outstanding as of September 30, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. This required management to make estimates and assumptions regarding interest rates as of the date of original issuance.

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

In February 2009, we announced results from the two Phase 3 CAPACITY studies for pirfenidone. The primary endpoint of change in percent predicted Forced Vital Capacity (“FVC”) at Week 72 was met with statistical significance in CAPACITY 2 (p=0.001), along with the secondary endpoints of categorical change in FVC and progression-free survival (“PFS”). The primary endpoint was not met in CAPACITY 1 (p=0.501), but supportive evidence of a pirfenidone treatment effect was observed on a number of measures. Pirfenidone was safe and generally well tolerated in both CAPACITY studies. In November 2009, we submitted an NDA for submission to the U.S. Food and Drug Administration (“FDA”), which will be followed by a Marketing Authorization Application (“MAA”) submission to the European Medicines Agency (“EMEA”).

In May 2008, we initiated a 14-day, Phase 1b study of ITMN-191 with standard of care therapy. In January 2009, we announced top-line results from all six completed dosage cohorts from that study. Viral kinetic performance and safety results were reported for three cohorts in each of which ITMN-191 was given every 12 hours (q12h) and every eight hours (q8h). This study demonstrated sufficient viral kinetic performance to warrant advancing ITMN-191 to a Phase 2b study, which will study both q12h and q8h regimens and both 12- and 24-week treatment durations. The Phase 2b study has begun during the third quarter of 2009. ITMN-191 was generally safe and well tolerated. There were no serious adverse events (“SAEs”) or Grade 4 adverse events (“AEs”) during treatment with ITMN-191.

In November 2008, we, together with Roche and Pharmasset, Inc. announced the initiation of INFORM-1, a dual combination clinical trial investigating the combination of two oral antiviral molecules in the absence of interferon. The initial study evaluated the safety and combined antiviral activity of ITMN-191 (also known as R7227) and R7128, a polymerase inhibitor, in 14 days of combination therapy in treatment-naïve patients infected with HCV genotype 1. These results were announced in April 2009 and discussed at the EASL conference. Patients receiving the combination of R7227 and R7128 for 14 days—without pegylated interferon or ribavirin—experienced a median reduction in viral levels of -4.8 to -5.2 log(10) IU/mL in the highest doses tested. No treatment-related SAEs, no dose reductions and no discontinuations were reported in the study. Pharmacokinetic analysis confirmed that there were no drug-drug interactions between the compounds. The study was amended in April 2009 to include additional cohorts and study different treatment regimens.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (“CGD”). For the nine month period ended September 30, 2009, Actimmune accounted for all of our product revenue and a majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Results of Operations

Revenue

Total revenue was $27.3 million and $23.3 million for the three-month periods ended September 30, 2009 and 2008, respectively, representing an increase of 17%. This increase was attributable to the recognition of a $20.0 million milestone payment from Roche in the third quarter of 2009 associated with the initiation of the Phase 2b clinical trial of ITMN 191 as compared to recognition of a $15.0 million milestone receipt in the third quarter of 2008 under the same collaboration agreement with Roche. Total revenue was $42.1 million and $40.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively, representing an increase of 3%. This increase was attributable to recognition of the larger milestone receipt noted above in 2009, partially offset by a decrease in sales of Actimmune of approximately $3.7 million, or 16%. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three- and nine-month periods ended September 30, 2009 and 2008, sales of Actimmune accounted for all of our net product revenue. A majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial in 2007, we expect that net sales of Actimmune for the year ending December 31, 2009 will decline when compared with the year ended December 31, 2008.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties and distribution costs. Cost of goods sold were $1.0 million and $1.4 million for the three-month periods ended September 30, 2009 and 2008, respectively. The gross margin percentage for our products was 84% and 81% for these periods in 2009 and 2008, respectively. For the nine months ended September 30, 2009, cost of goods sold were $5.7 million compared with $7.3 million for the same period last year. The gross margin percentage for our products was 70% and 69% for these periods in 2009 and 2008, respectively. During the second quarter of 2008, we recorded a $0.7 million charge for excess inventory to reflect our decision during the latter part of that quarter to ship only current dated product that had recently been received from Boehringer Ingelheim (“BI”) under the new supply agreement. The decline in dollar value of cost of goods sold for the three- and nine-months ended September 30, 2009 compared to the same periods last year reflects the declining Actimmune revenue.

Research and development expenses

Research and development expenses were $20.6 million and $25.6 million for the three-month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $5.0 million, or 20%. Research and development expenses were $68.0 million and $78.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $10.1 million or 13%. The decreases in spending for the three- and nine-month periods ended September 30, 2009 compared with the same periods in 2008 primarily reflect the completion of the CAPACITY clinical trials late in 2008 and the amendment to the Roche collaboration agreement entered into in November 2008 whereby Roche funds certain of our research activities.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $2.5 million and $2.0 million of stock-based compensation in 2009 and 2008, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates” and “Risks Related to Manufacturing and Our Dependence on Third Parties.”

The following chart shows the status of our product development programs as of September 30, 2009:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone—Idiopathic pulmonary fibrosis (CAPACITY)				X
Anti-inflammatory/antifibrotic	X

Hepatology
ITMN-191—Chronic hepatitis C program; protease inhibitor			X
Next generation protease inhibitor	X
Second Target in hepatology	X

Our development program expenses for the nine month periods ended September 30, were as follows (in thousands):

Development Program	2009	2008
Pulmonology	$36,950	$43,688
Hepatology	20,253	24,813
Programs—Non-specific	10,762	9,527

Total	$67,965	$78,028

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

Based on our existing budgeted programs and including the impact of stock-based compensation, we expect research and development expenses to be in a range of $90.0 million to $100.0 million in 2009, net of development cost reimbursements under the Roche collaboration.

Acquired research and development milestone payments

The $1.7 million in milestone payments made during the third quarter of 2009 were made in connection with the initiation of the Phase 2b study of ITMN-191 in patients chronically infected with HCV. The $13.5 million milestone payment in the first quarter of 2009 was made in accordance with the pirfenidone purchase agreement entered into in November 2007 and our decision in February 2009 to submit NDA and MAA filings for pirfenidone.

General and administrative expenses

General and administrative expenses were $9.9 million for the three-month period ended September 30, 2009 compared with $8.2 million for the three-month period ended September 30, 2008. For the nine-month periods ended September 30, 2009 and 2008, general and administrative expenses were $26.9 million and $22.7 million, respectively, representing an increase of $4.2 million, or 18%. The increased spending for the three- and nine-month periods ended September 30, 2009 compared with the same periods in 2008 is primarily attributed to costs related to preparation for the potential commercialization of pirfenidone. In 2009, including stock-based compensation, we expect general and administrative expenses to be in a range of $35.0 million to $40.0 million, which includes an estimate of approximately $5.0 million for the above mentioned expenses.

Restructuring charges

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We expect to incur approximately $0.9 million of restructuring charges during 2009, of which approximately $0.8 million has been incurred through September 30, 2009 consisting primarily of severance payments to terminated employees.

Interest income

Interest income decreased to $0.3 million for the three-month period ended September 30, 2009, compared to $1.2 million for the three-month period ended September 30, 2008. Interest income also decreased to $1.5 million for the nine-month period ended September 30, 2009, compared to $4.6 million for the nine-month period ended September 30, 2008. These decreases reflect decreasing investment yields on our cash and short-term investments resulting from lower market interest rates as well as lower average cash and investment balances.

Interest expense

Interest expense decreased to $2.7 million in the third quarter of 2009 compared with $3.0 million for the third quarter of 2008 and decreased to $7.9 million for the nine-months ended September 30, 2009 compared with $10.1 million for the comparable period in 2008. Each period reflects interest expense recorded in connection with our liability under the government settlement reached in October 2006. Interest expense for the nine-months ended September 30, 2008 also includes interest on our $170.0 million 0.25% convertible notes due in March 2011 (the “2011 Notes”), including the amortization of related debt issuance costs. On June 24, 2008, we issued $85.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “2015 Notes”) to certain holders of our existing 2011 Notes in exchange for $85.0 million in aggregate principal amount of their 2011 Notes.

On January 1, 2009, we adopted guidance in the Debt Topic of the FASB ASC, formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). As a result, we have recorded additional interest expense of $1.0 million and $3.7 million in the three- and nine-months ended September 30, 2009, representing amortization of the debt discount established with our adoption of this guidance. The adoption requires retrospective application, therefore, our previously reported interest expense for the three- and nine-months ended September 30, 2008 has been restated to reflect additional interest expense of $1.5 million and $7.1 million, respectively. The decrease in interest expense for the three- and nine-months ended September 30, 2009 compared to the same periods in 2008 reflects our declining obligation under our government settlement, the decline in debt discount amortization as a result of the 2009 debt conversions, as well as the June 2008 issuance of the 2015 Notes in exchange for the 2011 Notes. The 2015 Notes may not be settled in cash upon conversion at the option of the issuer and thus do not fall under the requirements of this guidance, thereby removing the debt discount that would have been recorded had the 2011 Notes not been exchanged.

The following table reconciles interest expense for the three- and nine-months ended September 30, 2008 as previously reported with current year reported results (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008
Interest expense, as previously reported	$1,520	$4,101
Adjustments and reclassification:
Amortization of debt discount and debt issuance costs in connection with adoption of new guidance	1,451	7,079
Reclassification to loss on extinguishment of debt	—	(1,113)

Interest expense, as reported herein	$2,971	$10,067

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

In September 2009, we entered into an exchange agreement with certain holders of our convertible notes to issue approximately 0.2 million shares of common stock, valued at approximately $4.0 million, in exchange for approximately $3.8 million principal amount of the convertible notes, representing approximately 7% of the aggregate principal outstanding of our 2011 Notes at the date of the exchange. All of the convertible notes we acquired pursuant to the exchange agreements in April and September 2009 were retired upon the closing of the exchanges.

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock sold under the exchange agreements and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of approximately $11.9 million (the inducement loss). As required by new guidance in the Debt Topic of the FASB ASC, upon derecognition of the 2011 Notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of approximately $2.2 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of approximately $0.7 million and $10.3 million during the three- and nine-months ended September 30, 2009, calculated as the inducement loss, plus an allocation of advisory fees of approximately $0.6 million; less the revaluation gain.

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

The following table reconciles loss on extinguishment of debt for the nine-months ended September 30, 2008 as previously reported with current year reported results (in thousands):

Nine Months Ended September 30, 2008
Loss on extinguishment of debt, as previously reported	$—
Adjustments and reclassification:
Adjustments, net in connection with adoption of ASC Debt Topic guidance	181
Reclassification from interest expense	1,113

Loss on extinguishment of debt, as reported herein	$1,294

Other income (expense)

Other income was $0.4 million and $6.0 million for the three- and nine-month period ended September 30, 2009, respectively, consisting primarily of realized gains from the sale of investments, including our shares of Targanta common stock in the first quarter of 2009. This compares with other income of $1.3 million for the nine-month period ended September 30, 2008, comprised primarily of a $1.0 million contingent payment in connection with our divestiture of Amphotec in May 2005.

Income Taxes

The $2.2 million income tax expense for the nine-month period ended September 30, 2009 relates to taxes on the gain on sale of our investment in Targanta common stock in March 2009. The $0.3 million income tax expense for the three-month period ended September 30, 2008 reflected the decline in the fair value of our investment in Targanta common stock compared with the fair value at December 31, 2007.

Liquidity and Capital Resources

At September 30, 2009, we had available cash, cash equivalents and available-for-sale securities of $139.7 million compared to $154.7 million at December 31, 2008. The decrease was primarily driven by the use of cash for our operations, partially offset by $63.4 million in net proceeds from our February 2009 public offering and a $20.0 million milestone receipt from Roche resulting from our collaboration agreement with them.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At September 30, 2009, we held approximately $13.1 million of student loan auction rate securities (par value of $13.8 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. During the fourth quarter of 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary in nature given the deteriorating credit and financial markets and specifically the auction rate securities market. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency, though a separate rating agency has downgraded two of our securities which we have considered in calculating fair value as of September 30, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of September 30, 2009 based on a discounted cash flow analysis. During 2009, a portion of our auction rate securities with an aggregate fair value of $3.5 million have been redeemed at par value.

Operating Activities

Cash used in operating activities was $87.3 million during the nine-month period ended September 30, 2009, comprised primarily of a net loss of $87.4 million. Significant changes in working capital consisted of a decrease in other accrued liabilities of approximately $10.0 million, primarily consisting of a $4.4 million accelerated payment we made to the Department of Justice in March 2009 and $19.1 million in aggregate payments we made to Roche under our collaboration agreement with them, partially offset by a decline in accrued clinical trial costs of approximately $6.7 million. Other working capital changes included increases to accounts receivable and inventories of approximately $2.0 million and $1.5 million, respectively. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $0.2 million during the nine-month period ended September 30, 2009, comprised of sales and maturities of short-term investments totaling $81.4 million, offset by $81.4 million of short-term investment purchases.

Financing Activities

Cash provided by financing activities of $65.1 million for the nine-month period ended September 30, 2009 was primarily due to the receipt of proceeds from our public offering completed in February 2009.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune, will be sufficient to fund our operating expenses, settlement with the government, debt obligations and capital requirements under our current or contingent business plans through at least the end of 2010. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact of this new accounting update to our consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the “Codification” or “ASC”) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009. The adoption of this standard is not expected to impact our consolidated financial statements.

Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Codification 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements. We have evaluated certain events and transactions occurring on or after October 1, 2009 and through November 6, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2009, except as described in Note 13.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in             ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ending after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements (see Note 3 to our condensed consolidated financial statements for additional disclosures).

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), now codified under ASC Topic No. 815. This literature provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. This new guidance requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from previous accounting literature for derivative instruments and hedging activities as codified primarily under ASC Topic No. 815. Although this new guidance is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted a new accounting standard for collaborative arrangements included primarily under             ASC 808-10, previously referred to as EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. This guidance concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in previous accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under this guidance applies to the entire collaborative agreement. This guidance is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance on January 1, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted guidance in the Debt Topic of the FASB ASC, formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This guidance requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $49.0 million 0.25% convertible senior notes due March 2011 that are outstanding as of September 30, 2009, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although this guidance has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result, we have recorded additional interest expense of $1.0 million, or $0.02 per share, and $3.7 million, or $0.08 per share, in the three- and nine-months ended September 30, 2009. The adoption requires retrospective application, therefore, our previously reported net loss for the three- and nine-months ended September 30, 2008 has been restated to reflect additional interest expense of $1.5 million, or $0.04 per share and $7.1 million, or $0.18 per share, respectively. The decrease in interest expense for 2009 compared to 2008 reflects the June 2008 issuance of the 2015 Notes in exchange for the 2011 Notes. The 2015 Notes may not be settled in cash upon conversion at the option of the issuer and thus do not fall under the requirements of the new guidance in the Debt Topic. The retrospective adoption of this guidance decreased the debt issuance costs included in other assets by an aggregate of $0.4 million, decreased convertible senior notes included in long-term liabilities by $14.9 million, and decreased total stockholders’ deficit by $14.5 million after a charge of $44.0 million to accumulated deficit on our condensed consolidated balance sheet as of December 31, 2008.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, student loans which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately 1-2 years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

At September 30, 2009, we held approximately $13.1 million of student loan auction rate securities (par value of $13.8 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency, though a separate rating agency has downgraded two of our securities which we have considered in calculating fair value as of September 30, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. Based on our expected operating cash flows, and our other sources of cash, including proceeds from our February 2009 public offering, and the results from our CAPACITY trials, we currently anticipate the need to liquidate these investments prior to maturity or estimated time to recovery in order to execute our current business plans. These investments were recorded at fair value as of September 30, 2009 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period. During 2009, several of our auction rate securities with an aggregate fair value of $3.5 million have been redeemed at par value.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2009 by effective maturity (in millions, except percentages):

	2009	2010	2011	2012	2013 and Beyond	Total	Fair Value at September 30, 2009
Assets:
Available-for-sale securities	$47.6	$58.3	—	—	$17.5	$123.4	$122.5
Average interest rate	0.3%	1.0%	—	—	1.5%	0.8%	—
Liabilities:
0.25% convertible senior notes due 2011	—	—	$49.0	—	—	$49.0	$49.9
Average interest rate	—	—	.25%	—	—	.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$93.9
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Management assessed our internal control over financial reporting as of September 30, 2009, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2009, the Company and the other defendants filed motions to dismiss the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions and the First Amended Complaint in the GEHA Action. On July 27, 2009, Zurich American Insurance Company dismissed its claims against the Company. Also on July 27, the remaining plaintiffs filed an opposition to the motions to dismiss. Defendants’ reply briefs were filed on August 10, 2009. The Court heard oral argument on September 11, 2009 and took the motions under submission, indicating it would issue a written order; as of this date, no decision has been issued. The Court had stayed discovery until at least the time of the hearing on the first motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

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

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the “Criminal Action”) resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. The Company understands that Dr. Harkonen intends to seek a new trial and/or to appeal the jury’s guilty verdict.

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

The matter was heard by the arbitrator panel on May 8, 2009. On May 29, 2009, the arbitrator panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Actions. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitrator panel rules that such fees and costs are not covered, Arch is obligated to continue advancing such fees and costs. No proceedings to address the ultimate question of coverage are currently scheduled. The Company believes that the jury verdict in the Criminal Action does not constitute a final judgment as defined by the D&O liability insurance policy, and therefore does not alter the current situation with respect to this arbitration or the application of the D&O liability insurance in general.

Arch recently advised the Company that Arch has nearly exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the remainder of the Arch policy’s limit. The Company therefore has advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage are expected to be depleted sometime in November 2009, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment.

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict, therefore we have not recorded any accrued liabilities associated with this matter. The Old Republic $5.0 million excess coverage is the last layer that was contained within the overall D&O policy held by the Company covering this matter. There can be no assurance that this final layer of coverage will not be exceeded before the Criminal Action is finally adjudicated. Amounts, if any, incurred over and above this final $5.0 million policy coverage will be borne solely by the Company.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. In March 2007, we discontinued our development of Actimmune for treatment of IPF. Although we are developing pirfenidone for the treatment of IPF, and have announced results for the CAPACITY trials in February 2009, pirfenidone will not be marketed for any diseases before         mid-2010, if at all.

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

Our investment securities include high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2009, our long-term investments consisted of high-grade (AAA rated) auction rate securities issued by state municipalities with a fair value of approximately $13.1 million. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any significant realized gains or losses on our auction rate securities or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment and record an impairment charge in the statement of operations. Throughout most of 2008 and all of 2009 to date, auctions failed for the entire $13.1 million of our auction rate securities classified as noncurrent and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

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

We had 118 full-time employees as of October 30, 2009, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

In a separately negotiated transaction, on April 2, 2009, we agreed with RHP Master Fund, Ltd. (“Rock Hill”), to exchange $9,500,000 in aggregate principal amount of 2011 Notes beneficially owned by Rock Hill for 636,500 shares of our common stock (the “Rock Hill Exchange Shares” and together with the Credit Suisse Exchange Shares, the “Exchange Shares”). We closed the transaction and issued these shares on April 9, 2009.

On September 22, 2009, we agreed with funds affiliated with Visium Asset Management (“Visium”) to exchange $3,787,000 in aggregate principal amount of our 2011 Notes for an aggregate of 249,942 shares of our common stock. We closed this transaction and issued these shares on September 24, 2009.

Upon the closing of these separate transactions with Credit Suisse, Rock Hill and Visium, $36,037,000 of the 2011 Notes have been retired.

As the Exchange Shares were exchanged by us with Credit Suisse, Rock Hill and Visium exclusively and solely for 2011 Notes, the transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of          Section 3(a)(9) thereof. No sales of securities of the same class as the Exchange Shares have been or are to be made by us by or through an underwriter at or about the same time as the exchange for which the exemption is claimed. Neither Credit Suisse nor Rock Hill has made, nor will be requested to make, any cash payment to the Company in connection with the exchange, and we will not receive any proceeds from the issuance of the Exchange Shares. No consideration has been, or is to be, given, directly or indirectly, to any person in connection with the transaction, except for payments by us of the fees and expenses of its legal and financial advisors. Goldman, Sachs & Co. acted as our financial advisor in connection with these transactions.

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

Date: November 6, 2009

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