Form 10-Q
period 2010-03-31
INTERMUNE INC
filed 2010-04-30
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2010, there were 55,362,626 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,481	$17,007
Available-for-sale securities	118,321	69,940
Accounts receivable, net of allowances of $43 at March 31, 2010 and $55 at December 31, 2009	2,890	3,834
Inventories	1,774	2,571
Prepaid expenses and other current assets	3,069	3,235

Total current assets	173,535	96,587
Non-current available-for-sale securities	12,456	12,657
Property and equipment, net	2,858	3,353
Other assets (includes restricted cash of $1,427 at March 31, 2010 and $1,433 at December 31, 2009)	2,067	2,130

Total assets	$190,916	$114,727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,059	$12,439
Accrued compensation	4,145	5,005
Convertible notes – current portion	41,437	—
Liability under government settlement – current portion	—	8,620
Other accrued liabilities	13,136	11,003

Total current liabilities	70,777	37,067
Deferred rent	777	918
Deferred collaboration revenue	55,626	56,445
Liability under government settlement – noncurrent portion	—	573
Convertible notes – noncurrent portion	85,000	125,524
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock	55	47
Additional paid-in capital	926,787	808,047
Accumulated other comprehensive income	1,441	1,575
Accumulated deficit	(949,547)	(915,469)

Total stockholders’ deficit	(21,264)	(105,800)

Total liabilities and stockholders’ deficit	$190,916	$114,727

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited, in thousands, except per share amounts)
Revenue, net
Actimmune® product	$5,264	$6,032
Collaboration revenue	818	818

Total revenue, net	6,082	6,850
Costs and expenses:
Cost of goods sold	2,643	2,682
Research and development	20,477	24,427
Acquired research and development milestone	—	13,500
General and administrative	15,131	8,652
Restructuring charges	—	613

Total costs and expenses	38,251	49,874

Loss from operations	(32,169)	(43,024)
Other income:
Interest income	177	669
Interest expense	(2,101)	(2,733)
Other income	15	5,270

Loss from operations before income taxes	(34,078)	(39,818)
Income tax expense	—	2,194

Net loss	$(34,078)	$(42,012)

Basic and diluted loss per share
Net loss per share	$(0.66)	$(1.03)

Shares used in computing basic and diluted net loss per share	51,930	40,926

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(34,078)	$(42,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,618	2,659
Stock-based compensation expense	3,867	2,070
Deferred taxes	—	2,275
Net realized gains on sales of available for sale securities	(32)	(5,328)
Deferred rent	(141)	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	944	(2,211)
Inventories	797	(448)
Other assets	175	444
Accounts payable and accrued compensation	(1,240)	2,856
Other accrued liabilities	(7,061)	(9,998)
Deferred collaboration revenue	(818)	(818)

Net cash used in operating activities	(35,969)	(50,610)

Cash flows from investing activities:
Purchases of property and equipment	(156)	(35)
Purchases of available-for-sale securities	(86,383)	(9,997)
Sales of available-for-sale securities	200	24,248
Maturities of available-for-sale securities	37,901	6,607

Net cash (used in) provided by investing activities	(48,438)	20,823
Cash flows from financing activities:
Proceeds from issuance of common stock, net	114,881	63,674

Net cash provided by financing activities	114,881	63,674

Net increase in cash and cash equivalents	30,474	33,887
Cash and cash equivalents at beginning of period	17,007	63,765

Cash and cash equivalents at end of period	$47,481	$97,652

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is generated from sales of Actimmune and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, Roche). The pulmonology portfolio includes our most advanced and lead product candidate, EsbrietTM (pirfenidone), being developed for the treatment of patients with idiopathic pulmonary fibrosis (IPF), and a research program focused on small molecules for pulmonary diseases. We announced results of the Phase III CAPACITY trials of pirfenidone in February 2009 and submitted our New Drug Application (NDA) for pirfenidone for the reduction of decline in lung function in IPF in the United States in November 2009. Our NDA was accepted by the Food and Drug Administration (FDA) and granted Priority Review on January 4, 2010. The FDA has set an action date of May 4, 2010 for the NDA, which may not be met by the FDA or which may be extended by the FDA under certain circumstances. On March 9, 2010, the Pulmonary-Allergy Drugs Advisory Committee (PADAC) of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. PADAC’s recommendations are not binding, but will be considered as the FDA completes its review of our NDA for pirfenidone. The hepatology portfolio includes the HCV protease inhibitor danoprevir, also known as RG7227 and ITMN-191, in Phase IIb, a second-generation HCV protease inhibitor research program and an early stage research program evaluating a new target in hepatology.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.8 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively, and consisted solely of Actimmune finished goods.

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

During the quarter ended March 31, 2010, we charged $0.3 million to cost of goods sold for inventory writedowns resulting from the excess of inventory compared to forecasted inventory requirements. We did not incur any charges for inventory writedowns during the quarter ended March 31, 2009. As of March 31, 2010, we had firm commitments to purchase approximately $1.2 million of Actimmune inventory during 2010.

Revenue recognition and revenue reserves

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

Research and development expenses

Research and development (R&D) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (CRO), licensing fees, acquired intellectual property with no alternative future use and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I, II and III clinical trials. These costs are a significant component of R&D expenses.

We accrue costs for clinical trial activities performed by CROs and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities using available information; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expenses. Non-refundable advance payments are capitalized and expensed as the related goods are delivered or services are performed.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. Our collaboration agreement with Roche resulted in a net payable of approximately $5.8 million at March 31, 2010 and a net payable of $7.3 million at December 31, 2009. Reimbursements from Roche are credited directly to R&D expense and amounted to $1.3 million and $1.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Net loss per share

We compute basic net loss per share by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted- average shares outstanding. We compute diluted net loss per share by dividing the net loss for the period by the weighted-average number of common and potential common shares outstanding during the period. We exclude dilutive securities, composed of potential common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect.

The securities excluded were as follows (in thousands):

	As of March 31,
	2010	2009
Options	4,141	4,511
Shares issuable upon conversion of convertible notes	6,581	8,432

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net loss	$(34,078)	$(42,012)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	52,573	41,340
Less: weighted-average shares subject to restrictions	(643)	(414)

Weighted-average shares used in computing basic and diluted net loss per share	51,930	40,926

Basic and diluted net loss per share	$(0.66)	$(1.03)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$1,550	$949
General and administrative	2,317	1,121

Total stock-based compensation expense	$3,867	$2,070

Under the fair value recognition provisions of Accounting Standards Codification (ASC) Topic 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period for that portion of the award that is ultimately expected to vest. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility, the expected term of the award and the estimated forfeiture rate.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after 15 June 2010, and may be applied either (1) prospectively to milestones achieved after the adoption date, or; (2) retrospectively for all periods presented. We are currently assessing the impact of Issue 08-9 to our consolidated financial statements.

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

3. FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.7 million and $0.5 million, respectively) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$892	$—	$—	$892
Obligations of government-sponsored enterprises	—	94,519	—	94,519
Obligations of United States government	—	11,078	—	11,078
Corporate debt securities	—	10,661	—	10,661
Commercial paper	—	36,490	—	36,490
Auction rate securities	—	—	12,458	12,458

Total	$892	$152,748	$12,458	$166,098

December 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$7,381	$—	$—	$7,381
Obligations of government-sponsored enterprises	—	36,933	—	36,933
Obligations of United States government	—	6,163	—	6,163
Corporate debt securities	—	10,850	—	10,850
Commercial paper	—	19,495	—	19,495
Auction rate securities	—	—	12,663	12,663

Total	$7,381	$73,441	$12,663	$93,485

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 assets consist of municipal notes investments, classified as noncurrent assets, with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. These investments were recorded at fair value as of March 31, 2010 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2010 and March 31, 2009 (in thousands):

	Auction Rate Securities
	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$12,663	$17,494
Accretion and interest income	16	43
Net settlements	(168)	—
Unrealized gain/(loss) included in other comprehensive income	(53)	2,942

Balance at end of period	$12,458	$20,479

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Obligations of government-sponsored enterprises	$94,550	$16	$(47)	$94,519
Money market funds	892	—	—	892
Commercial paper	36,490	—	—	36,490
Corporate debt securities	10,664	—	(3)	10,661
Obligations of United States government	11,076	2	—	11,078
Auction rate securities	10,985	1,473	—	12,458

Total	$164,657	$1,491	$(50)	$166,098

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Obligations of government-sponsored enterprises	$36,887	$50	$(4)	$36,933
Money market funds	7,381	—	—	7,381
Commercial paper	19,496	—	(1)	19,495
Corporate debt securities	10,846	4	—	10,850
Obligations of United States government	6,163	—	—	6,163
Auction rate securities	11,137	1,526	—	12,663

Total	$91,910	$1,580	$(5)	$93,485

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three-months ended March 31, 2010 and 2009. Realized gains were calculated based on the specific identification method and were approximately $5.3 million for the three-months ended March 31, 2009, including approximately $6.0 million gain from tendering all of our shares of Targanta Therapeutics (Targanta) common stock upon the sale of Targanta to The Medicines Company. Realized gains for the three-months ended March 31, 2010 were not material. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at March 31, 2010 by contractual maturity (in thousands):

	March 31, 2010
	Amortized Cost	Fair Value
Mature in less than one year	$153,672	$153,640
Mature in one to three years	—	—
Mature in over three years	10,985	12,458

Total	$164,657	$166,098

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(34,078)	$(42,012)
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $2,275 in the three months ended March 31, 2009	(134)	4,357

Comprehensive loss	$(34,212)	$(37,655)

Accumulated other comprehensive income consists of the following at (in thousands):

	March 31, 2010	December 31, 2009
Net unrealized gain on available-for-sale securities	$1,441	$1,575

6. STOCKHOLDERS’ EQUITY

Public Offering

On January 29, 2010, we completed a public offering of approximately 8.0 million shares of registered common stock, at a price of $14.10 per share, before underwriting discounts. We received net proceeds of approximately $106.8 million after deducting underwriting fees of approximately $6.0 million and other related expenses of approximately $0.7 million. As a result of this transaction, we were required to make an accelerated payment to the U.S. Department of Justice of approximately $9.2 million in February 2010. See also Note 7.

7. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $55.6 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $55.6 million in aggregate milestone payments, $40.0 million in remaining contingent payments would be made by us only if registration in the United States and European Union are achieved for pirfenidone; $20.0 million for each separate registration. Potential milestone payments of $3.2 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

Department of Justice Settlement

On November 9, 2004, we received a subpoena from the U.S. Department of Justice requiring us to provide the Department of Justice with certain information relating to Actimmune, including information regarding the promotion and marketing of Actimmune. On October 25, 2006 we reached a comprehensive settlement with the government to resolve all claims without criminal sanctions

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

relating to promotional activities for Actimmune for IPF by our former employees during a period ending in June 2003. As part of this comprehensive settlement, we entered into a Civil Settlement Agreement with the U.S Department of Justice and the U.S. Attorney’s Office for the Northern District of California. In addition, we entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of California and a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services.

Under the terms of the Civil Settlement Agreement and in connection with the January 2010 public offering described above, we were required to make an accelerated payment to the U.S. Department of Justice in the amount of approximately $9.2 million in February 2010. As a result of this accelerated payment in February 2010, we have made all required payments to the Department of Justice under the terms of the Civil Settlement Agreement.

Legal Proceedings

In May 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376. Plaintiffs alleged that they were administered Actimmune, and they purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought equitable relief. Between June 2008 and September 2008, three additional complaints were filed in the United States District Court for the Northern District of California alleging similar facts. In February 2009, the Court consolidated the four complaints for pretrial purposes.

The motions to dismiss in all four cases were heard in February 2009. In April 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety and granted the plaintiffs leave to amend the complaints. Following the initial motion to dismiss, the plaintiffs have filed amended complaints and on January 25, 2010, the Company and the other defendants each filed motions to dismiss the most recently filed amended complaints. Pursuant to stipulation of the parties, plaintiffs have filed an opposition to these motions. The motions were fully briefed as of March 8, 2010 and are set to be heard on May 10, 2010.

The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the actions vigorously. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interests of our stockholders. We cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits. See also Part II, Item 1 “Legal Proceedings” of this Report on Form 10-Q for further details.

Indemnity Agreement

On or about March 22, 2000, the Company entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates the Company to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding , whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement obligates the Company to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen has been named as a defendant in each of the four complaints described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the Criminal Action) resulted in a jury verdict in September 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. The Company understands that Dr. Harkonen intends to seek a new trial and/or to appeal the jury’s guilty verdict.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to December 2008, insurers that issued directors & officers (D&O) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the four complaints described above and Criminal Action. In November 2008, the insurer that issued a $5.0 million D&O insurance policy providing excess coverage, Arch Specialty Insurance Company (Arch), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 2008; that Arch “disclaims coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying policy; and, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses.

In January 2009, the Company submitted to the American Arbitration Association (AAA) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration sought an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the four complaints and Criminal Action and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation.

The matter was heard by the arbitration panel in May 2009 and the arbitration panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the four complaints and Criminal Action. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. On April 14, 2010, Arch indicated that it still contests coverage, and intends to seek to recover the advanced defense costs from Dr. Harkonen and/or the Company. No proceedings to address the ultimate question of coverage are currently scheduled. The Company believes that the jury verdict in the Criminal Action does not constitute a final judgment as defined by the D&O liability insurance policy, and therefore does not alter the current situation with respect to this arbitration or the application of the D&O liability insurance in general.

Late last year Arch advised the Company that it had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the policy’s limit. The Company therefore has advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (Old Republic), that the limits of the underlying coverage have been depleted, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic recently has agreed to advance Dr. Harkonen’s legal fees and costs incurred in the four complaints and the Criminal Action, but has declined to reimburse the Company for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation.

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict; therefore we have not recorded any accrued liabilities associated with this matter. The Old Republic $5.0 million excess coverage is the last layer that was contained within the overall D&O policy held by the Company covering this matter. There can be no assurance that this final layer of coverage will not be exceeded before the Criminal Action is finally adjudicated. Amounts, if any, incurred over and above this final $5.0 million policy coverage will be borne solely by the Company. See also Part II, Item 1 “Legal Proceedings” of this Report on Form 10-Q for further details.

8. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with ASC Topic No. 280, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis.

Our net revenue by region for the three-months ended March 31, 2010 and 2009, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
United States	$5,216	$5,987
Europe and other	866	863

Total net revenue	$6,082	$6,850

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 38%, 26% and 19%, respectively, of total trade accounts receivable at March 31, 2010, and three customers represented 36%, 35% and 17%, respectively, of total accounts receivable at December 31, 2009. No other customer represented more than 10% of accounts receivable at March 31, 2010 or December 31, 2009.

Revenue from customers representing 10% or more of total product revenue during the three month periods ended March 31, 2010 and 2009, was as follows:

	Three Months Ended
	March 31,
Customer	2010	2009
CuraScript, Inc.	39%	36%
Nova Factor	27%	28%
Caremark	19%	21%

9. SUBSEQUENT EVENT

On April 30, 2010, Roche and the Company further amended their Exclusive License and Collaboration Agreement, dated as of October 16, 2006, or the Collaboration Agreement. The amendment, among other things, provides the Company with additional opportunities to opt-out of co-development and co-commercialization of RG7227; allowing the Company to do so once per year with the same consequences currently set forth in the Collaboration Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the Report) contains certain information regarding our financial projections, plans and strategies that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve substantial risks and uncertainty. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” “continue” or the negative of such terms or similar words or expressions. These forward-looking statements may also use different phrases.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	timing and expectations of our clinical trials and when our products or product candidates may be marketed;

•	opportunities to establish development or commercial alliances;

•	governmental regulation and approval;

•	liquidity and sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, adequacy of revenue reserve levels, future expenses, future financial performance and trends;

•	our future research and development expenses and other expenses;

•	our expectations regarding milestone payments under the Collaboration Agreement with Roche and the timing and payment thereof;

•	our operational and legal risks; and

•	assumptions underlying or related to any of the foregoing.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Company Overview

We are a biotech company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We were incorporated in California in 1998 and reincorporated in Delaware in 2000 upon becoming a public company. During the past several years, we have reorganized our business by curtailing new investment in non-core areas and focusing our development and commercial efforts in pulmonology and hepatology. We now have the following key development programs in place: pirfenidone for IPF, the chronic hepatitis C virus (HCV) protease inhibitor program and a new target in hepatology.

In February 2009, we announced results from the two Phase 3 CAPACITY studies for pirfenidone. The primary endpoint of change in percent predicted Forced Vital Capacity (FVC) at Week 72 was met with statistical significance in CAPACITY 2 (p=0.001), along with the secondary endpoints of categorical change in FVC and progression-free survival (PFS). The primary endpoint was not met in CAPACITY 1 (p=0.501), but supportive evidence of a pirfenidone treatment effect was observed on a number of measures. Pirfenidone was safe and generally well tolerated in both CAPACITY studies. We submitted our NDA to the FDA for pirfenidone for the reduction of decline in lung function in IPF in the United States in November 2009. Our NDA was accepted by the FDA and granted Priority Review on January 4, 2010. The FDA has set an action date of May 4, 2010 for the NDA, which may not be met by the FDA or which may be extended by the FDA under certain circumstances. On March 9, 2010, the Pulmonary-Allergy Drugs Advisory Committee (PADAC) of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. PADAC’s recommendations are not binding, but will be considered as the FDA completes its review of our NDA for pirfenidone. Additionally, on March 23, 2010, the Marketing Authorization Application (MAA) we submitted to the European Medicines Agency (EMA) on March 2, 2010 seeking approval of pirfenidone for the treatment of IPF in adults was validated. Validation of the MAA by the EMA indicates that the application is complete and that the review process has begun.

Danoprevir (also known as RG7227 and ITMN-191) is our protease inhibitor for the treatment of patients chronically infected with HCV being developed in collaboration with Roche. On April 15, 2010 at the annual meeting of the European Association for the Study of the Liver (EASL), we reported results of a Phase 1b multiple-ascending-dose (MAD) study of low doses of once-daily and twice-daily danoprevir co-administered with low-dose ritonavir in combination with standard of care (SOC) for 15 days in treatment-naïve HCV-infected patients. In this study, 18 of 25 patients (72%) treated with ritonavir-boosted danoprevir had HCV RNA levels below the limit of detection after only 15 days. The ritonavir-boosted combination showed a favorable safety and tolerability profile. The protocol of the on-going Phase 1b MAD study has been amended to evaluate 12 weeks of danoprevir ritonavir-boosted therapy plus SOC in prior SOC null responders, and patient enrollment began in late March.

Data from the 12-week regimens of the Phase 2b study of un-boosted danoprevir plus SOC were reported on April 14, 2010. Similar virologic response was observed in all danoprevir treatment groups throughout the 12 weeks and after 12 weeks of treatment. At a danoprevir dose of 600 mg twice daily, 86% of patients had levels of HCV RNA below the limit of detection (<LOD) at Week 4 (RVR) and 89% were <LOD at Week 12 (cEVR). At a danoprevir dose of 300 mg three times daily, 73% of patients achieved RVR and 88% achieved cEVR. Viral response of patients at the highest dose of 900 mg twice daily was not meaningfully different from that observed in patients who received 600 mg twice daily or 300 mg three times daily. Analysis of the safety data from the Phase 2b study is preliminary in nature and additional evaluation is ongoing. In the interim safety analysis, serious adverse events (SAEs) were generally balanced across all four treatment groups. The incidence of treatment-emergent Grade 4 (>10x ULN) ALT elevations was 0%, 1%, 6% and 0% in the 300 mg three-times daily, 600 mg twice daily, 900 mg twice daily and placebo groups, respectively. In the danoprevir treatment groups, these elevations occurred generally between weeks 6-8 or later and were reversible after discontinuation of danoprevir. Dosing of the 900 mg arm was stopped based on this safety signal. Treatment-emergent Grade 3 or Grade 4 neutropenia was reported in 24%, 25%, 31% and 16% of patients in the 300 mg three-times daily, 600 mg twice daily, 900 mg twice daily and placebo groups, respectively. The incidence of rash and anemia was comparable across all treatment groups, including the placebo group (SOC + placebo).

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (CGD). For the three month period ended March 31, 2010, Actimmune accounted for all of our product revenue, and a majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Results of Operations

Revenue

Total revenue was $6.1 million and $6.9 million for the three-month periods ended March 31, 2010 and 2009, respectively, representing a decrease of 11%. This decrease was attributable to a continuing decrease in sales of Actimmune of approximately $0.8 million, or 13%. In early March 2008, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three-month periods ended March 31, 2010 and 2009, sales of Actimmune accounted for all of our net product revenue. A majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

There are a number of variables that impact Actimmune revenue including, but not limited to, the discontinuation of the Phase III INSPIRE clinical trial, the regulatory status of pirfenidone, the level of enrollment in IPF clinical trials of other companies, new patients started on therapy, average duration of therapy, new data on Actimmune or other products presented at medical conferences and publications in medical journals, reimbursement and patient referrals from physicians. In light of the failure of the INSPIRE clinical trial in 2007, we expect that net sales of Actimmune for the year ended December 31, 2010 will continue to decline.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold were $2.6 million and $2.7 million for the three-month periods ended March 31, 2010 and 2009, respectively. The gross margin percentage for our products was 50% and 56% for these periods in 2010 and 2009, respectively. The decline in gross margin percentage reflects the $0.3 million charge we recorded in the first quarter of 2010 related to excess Actimmune inventories. The decline in dollar value of cost of goods sold for the three-months ended March 31, 2010 compared to the same period last year reflects the continuing decline of Actimmune revenue.

Research and development expenses

Research and development expenses were $20.5 million and $24.4 million for the three-month periods ended March 31, 2010 and 2009, respectively, representing a decrease of $3.9 million, or 16%. The decrease primarily reflects the completion of the CAPACITY clinical trials early in 2009, partially offset by costs associated with the preparation of the NDA and MAA for pirfenidone.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $1.5 million and $0.9 million of stock-based compensation in 2010 and 2009, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of March 31, 2010:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis (CAPACITY)				X	*
Anti-inflammatory/antifibrotic	X
Hepatology
RG7227 – Chronic hepatitis C program; protease inhibitor			X
Next generation protease inhibitor	X
Second Target in hepatology	X

*	Subject to pending NDA

Our development program expenses for the three-month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
Development Program	2010	2009
Pulmonology	$9,515	$15,161
Hepatology	4,283	6,305
Programs — Non-specific	6,679	2,961

Total	$20,477	$24,427

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

General and administrative expenses

General and administrative expenses were $15.1 million for the three-month period ended March 31, 2010 and $8.7 million for the same period in 2009, an increase of $6.5 million, or 75%. This increase is primarily attributed to preparation costs related to the potential commercialization of pirfenidone, which is subject to regulatory approvals. Additionally, we incurred $2.3 million of stock-based compensation expense during the three-month period ended March 31, 2010 compared with $1.1 million during the three-month period ended March 31, 2009.

Restructuring charges

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We incurred approximately $0.6 million of restructuring charges during the three-month period ended March 31, 2009 consisting primarily of severance payments to terminated employees.

Interest income

Interest income decreased to $0.2 million for the three-month period ended March 31, 2010, compared to $0.7 million for the three-month period ended March 31, 2009. This decrease primarily reflects decreasing investment yields on our cash and short-term investments resulting from our current investment portfolio.

Interest expense

Interest expense decreased to $2.1 million in the three-month period ended March 31, 2010, compared with $2.7 million for the three-month period ended March 31, 2009. The decline reflects a decline in the amortization of the debt discount on our 0.25% convertible notes due in March 2011 (the 2011 Notes). Beginning in April 2009 and continuing through October 2009, we retired approximately $40.0 million in principal value of our 2011 Notes in exchange for shares of our common stock, thus reducing a portion of our debt discount amortization. As a result, in the first quarter of 2010, debt discount amortization was approximately $0.9 million, compared to $1.6 million recorded in the first quarter of 2009.

Other income (expense)

Other income for the three months ended March 31, 2009 consists primarily of a $6.0 million realized gain from the sale of our shares of Targanta common stock in March 2009.

Income Taxes

The $2.2 million income tax expense for the three-month period ended March 31, 2009 relates to the realized gain on the sale of our investment in Targanta common stock in March 2009.

Liquidity and Capital Resources

At March 31, 2010, we had available cash, cash equivalents and available-for-sale securities of $178.3 million compared to $99.6 million at December 31, 2009. The increase of $78.7 million was primarily driven by the $106.8 million in net proceeds from our January 2010 public offering, partially offset by the use of cash for our operations, as well as a payment of approximately $9.2 million to pay our remaining obligation to the Department of Justice under the terms of the Civil Settlement Agreement. See Part II, Item 1. “Legal Proceedings” for more information regarding our obligations under the Civil Settlement Agreement.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At March 31, 2010, we held approximately $12.5 million of student loan auction rate securities (par value of $13.0 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency, though a separate rating agency has downgraded two of our securities which we have considered in determining the fair value as of March 31, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. These investments were recorded at fair value as of March 31, 2010 based on a discounted cash flow analysis.

Operating Activities

Cash used in operating activities was $36.0 million during the three-month period ended March 31, 2010, comprised primarily of a net loss of $34.1 million and a decrease in other accrued liabilities of $7.1 million, partially offset by decreases in accounts receivable and inventories. The decrease in other accrued liabilities reflects the accelerated payment of $9.2 million made to the U.S. Department of Justice in February 2010. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $48.4 million during the three-month period ended March 31, 2010, comprised primarily of purchases of short-term investments totaling $86.4 million, partially offset by $38.1 million of short-term investment sales and maturities. A significant majority of these purchases were made subsequent to the receipt of proceeds from our January 2010 public offering.

Financing Activities

Cash provided by financing activities of $114.9 million for the three-month period ended March 31, 2010 was primarily due to the receipt of $106.8 million in net proceeds from our public offering completed in January 2010 and approximately $8.1 million received from the exercise of stock options by our employees.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•	sales of Actimmune or any of our product candidates in development that receive commercial approval;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt;

•	the outcome of our legal proceedings, including any monetary judgments against us or settlement agreements we may enter into;

•	the expenses we may have to pay as a result of adjudicating our various legal proceedings;

•	the timing and size of the payments we may receive from Roche pursuant to the Collaboration Agreement; and

•	whether we must repay the principal in connection with our convertible debt obligations.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after 15 June 2010, and may be applied either (1) prospectively to milestones achieved after the adoption date, or; (2) retrospectively for all periods presented. We are currently assessing the impact of Issue 08-9 to our consolidated financial statements.

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

At March 31, 2010, we held approximately $12.5 million of student loan auction rate securities (par value of $13.0 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency, though a separate rating agency has downgraded two of our securities which we have considered in calculating fair value as of March 31, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. These investments were recorded at fair value as of March 31, 2010 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2010 by effective maturity (in millions, except percentages):

	2010	2011	2012	2013	2014 and Beyond	Total	Fair Value at March 31, 2010
Assets:
Available-for-sale securities	$153.6	—	—	—	$13.0	$166.6	$166.1
Average interest rate	0.3%	—	—	—	1.6%	0.4%	—
Liabilities:
0.25% convertible senior notes due 2011	—	$45.0	—	—	—	$45.0	$93.3
Average interest rate	—	0.25%	—	—	—	0.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$209.7
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management assessed our internal control over financial reporting as of March 31, 2010, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2010. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376 (the Jarrett Action). Plaintiffs alleged that they were administered Actimmune, and they purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought equitable relief.

On June 11, 2008, a nearly identical complaint was filed in the United States District Court for the Northern District of California entitled Linda K. Rybkoski v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. CV-08-2916 (the Rybkoski Action). Plaintiff in this action alleged that she was administered Actimmune and purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged virtually identical facts to those alleged in the Jarrett Action; it also asserted the same claims against the Company and sought the same relief. On July 23, 2008, the Rybkoski Action was ordered related to the Jarrett Action and is now pending before the same judge and is proceeding on the same schedule.

On August 8, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Zurich American Insurance Company v. Genentech, Inc., InterMune, Inc., and W. Scott Harkonen, Case No. CV-08-3797 (the Zurich Action). Plaintiff in the Zurich Action, which allegedly provides health and pharmacy benefits to its insureds in the 50 states, the District of Columbia, and several U.S. territories, alleged that it paid for prescriptions of Actimmune and purported to sue on behalf of a class of third-party payors of Actimmune. The complaint alleged similar facts to those alleged in the Jarrett and Rybkoski Actions, and it also asserted civil RICO, unfair competition, various state consumer protection, and unjust enrichment claims against the Company. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, prejudgment interest on all damages, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought a declaration that the conduct alleged was unlawful, as well as injunctive relief. On September 5, 2008, the Zurich Action was ordered related to the Jarrett Action and assigned to the same judge.

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

On October 20, 2008, the Company and the other defendants filed motions to dismiss the First Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions. On September 29, 2008, a similar complaint was filed in the United States District Court for the Northern District of California entitled Government Employees Health Association, Inc. v. InterMune, Inc., W. Scott Harkonen and Genentech, Inc., Case No. CV-08-4531 (the GEHA Action). Plaintiff in the GEHA Action is allegedly a national health insurance plan serving federal employees and retirees, as well as their families. Plaintiff alleges that it paid for more than $4 million of Actimmune prescriptions during the class period, and it purports to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted the same causes of action against the Company as the Jarrett, Rybkoski, and Zurich Actions, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs. The complaint also sought appropriate equitable relief. The GEHA Action was subsequently related to the other actions, so that all four are pending before the same judge. By stipulation, the parties to the GEHA Action agreed that the briefing already submitted on the motions to dismiss in the Jarrett, Rybkoski, and Zurich Actions would constitute the briefing on a motion to dismiss in the GEHA Action. On February 26, 2009, the Court consolidated the Jarrett, Rybkoski, Zurich, and GEHA Actions for pretrial purposes.

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

On June 29, 2009, the Company and the other defendants filed motions to dismiss the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions and the First Amended Complaint in the GEHA Action. On July 27, 2009, Zurich American Insurance Company dismissed its claims against the Company. The Court heard oral argument on the motions to dismiss on September 11, 2009. On November 6, 2009, the Court granted the motions to dismiss in part, dismissing with prejudice the claims under the fraud prong of California’s Unfair Competition Law (UCL), California’s False Advertising Law, California’s Consumer Legal Remedies Act, and the consumer protection statutes of numerous other states. The Court’s November 6 Order also dismissed with prejudice the claims under the Missouri Merchandising Practices Act (MPA), with the exception of GEHA’s MPA claim, on which the Court requested supplemental briefing. The Court’s November 6, 2009 Order allowed plaintiffs to file amended complaints to allege claims under the unfair and unlawful prongs of the UCL. The Company and GEHA filed supplemental briefs concerning GEHA’s MPA claim on November 23, 2009. The Court has not issued any further order on that claim. On December 23, 2009, the individual plaintiffs filed a Third Amended Complaint and GEHA filed a Second Amended Complaint. Both complaints assert claims under the unlawful and unfair prongs of the UCL and under the MPA. On January 25, 2010, the Company and the other defendants each filed motions to dismiss the new complaints. Plaintiffs filed a motion to file an amended complaint. All these motions were fully briefed as of March 8, and are set to be heard on May 10, 2010. The Court had stayed discovery until at least the time of the hearing on the first motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

The Company believes it has substantial factual and legal defenses to the claims at issue and intends to defend the actions vigorously. We may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interests of our stockholders. We cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the Criminal Action) resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. The Company understands that Dr. Harkonen intends to seek a new trial and/or to appeal the jury’s guilty verdict.

Prior to December 2008, insurers that issued directors & officers (D&O) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Action. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (AIG), Underwriters at Lloyd’s, London (Lloyd’s), and Continental Casualty Company (CNA). On November 19, 2008, however, the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (Arch), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaims coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in Jarrett, Rybkoski, Zurich, GEHA and Criminal Action.

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company had, as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Action.

On January 13, 2009, the Company submitted to the American Arbitration Association (AAA) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration sought an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Action, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation. The AAA appointed a panel of three arbitrators on February 26, 2009. On March 27, 2009, the Company and Dr. Harkonen together made a formal request to the arbitration panel for a partial award providing declaratory relief and requiring specific performance by Arch, i.e., an award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Action. Arch submitted a brief in opposition and the Company replied.

The matter was heard by the arbitration panel on May 8, 2009. On May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Action. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. On April 14, 2010, Arch indicated that it still contests coverage, and intends to seek to recover the advanced defense costs from Dr. Harkonen and/or the Company. No proceedings to address the ultimate question of coverage are currently scheduled. The Company believes that the jury verdict in the Criminal Action does not constitute a final judgment as defined by the D&O liability insurance policy, and therefore does not alter the current situation with respect to this arbitration or the application of the D&O liability insurance in general.

Late last year Arch advised the Company that it had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the policy’s limit. The Company therefore has advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (Old Republic), that the limits of the underlying coverage have been depleted, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic recently has agreed to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and the Criminal Action, but has declined to reimburse the Company for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation.

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

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby summarize those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009, in addition to other information and risk factors in this Report. See our Annual Report on Form 10-K for a more comprehensive set of risk factors. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to the Development of Our Products and Product Candidates

We may not succeed in our development efforts.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. In March 2007, we discontinued our development of Actimmune for treatment of IPF. Although we are developing pirfenidone for the treatment of IPF and have announced results for the CAPACITY trials in February 2009, pirfenidone has not received marketing approval and will not be marketed for any diseases before mid-2010, if at all.

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

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended indication applied for in the NDA or respective regulatory file. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, we terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. We do not intend to conduct further development of Actimmune for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis. For specific risks related to the pirfenidone development program and for specific risk factors related to RG7227, please see the risk factors titled “Our future clinical trials of RG7227 are being designed to evaluate RG7227 in combination with the boosting agent ritonavir. If safety or efficacy issues arise in connection with the combination of RG7227 with ritonavir, we may experience significant regulatory delays, our clinical trial may need to be re-designed or terminated and we may not be able to commercialize RG7227” and “If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases” below.

Our future clinical trials of RG7227 are being designed to evaluate RG7227 in combination with the boosting agent ritonavir. If safety or efficacy issues arise in connection with the combination of RG7227 with ritonavir, we may experience significant regulatory delays, our clinical trial may need to be re-designed or terminated and we may not be able to commercialize RG7227.

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

We currently depend upon one collaboration partner, Roche, for support in the development and commercialization of our HCV protease inhibitor program. If our Collaboration Agreement with Roche terminates, our business and, in particular, the development and commercialization of our HCV protease inhibitor program could be significantly harmed.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s and foreign regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases. The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials has demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or foreign regulatory authorities. In addition, even if advisory committees to the FDA recommend approval of our product candidates, such recommendations are non-binding and the FDA may not approve our NDA for the product candidates. For example, nine of the twelve members of the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. PADAC’s recommendations, however, are not binding on the FDA, and, while the PADAC recommendations will be considered as the FDA completes its review of our NDA for pirfenidone, the FDA may ultimately not approve our NDA. Preclinical and clinical data can be interpreted by the FDA and foreign regulatory authorities, including their advisory committees, in different ways, which could delay, limit or prevent regulatory approval.

Our CAPACITY trials were conducted without a Special Protocol Assessment (SPA) with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. Because we have not obtained an SPA agreement with the FDA, there can be no assurance that the results will provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA has indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA has advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint. Therefore, the FDA indicated they would review the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we have not replicated the efficacy of pirfenidone for the treatment of IPF in a second pivotal study. Moreover, the FDA advised us that because the data base for the Shionogi Phase III study is not included in our NDA, this study cannot be used to support the efficacy of pirfenidone and that the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF would be determined during the review of our NDA. While we believe the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the regulatory authorities in either the United States or in other jurisdictions may decide that such data does not adequately support approval of our filings. The FDA or other regulatory authorities may request additional analyses, additional data or ask us to complete an additional clinical trial or trials to support the approval of our NDA or other regulatory applications. Further analyses of the CAPACITY results will likely be conducted in the future and additional observations may be made which may lead to material changes in our current regulatory strategy for pirfenidone, including a decision by us to withdraw either or both of our regulatory submissions in the United States and the EU.

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

The regulatory review and approval process of governmental authorities, which includes the need to conduct nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval requires the submission of an NDA to the FDA. The approval application must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes significant time to complete and approval is never guaranteed. The FDA, based on the Prescription Drug User Fee Act (PDUFA), set an action date of May 4, 2010 for our NDA for pirfenidone, which may not be met by the FDA or which may be extended by the FDA under certain circumstances. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2010, our long-term investments included $12.5 million at fair value (par value of $13.0 million) of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Beginning February 2008, auctions failed for our entire portfolio of auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary. If we attempt to liquidate a portion or all of our holdings in these securities in the near future, we may incur further losses.

Failure to accurately forecast our future revenue could result in additional charges for excess inventories or non-cancelable purchase obligations.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. Based on projected revenue trends, we acquired inventories and entered into non-cancelable purchase obligations in order to meet demand for our products. However, more recent projected revenue trends resulted in us recording charges of $0.3 million, $0.7 million and $1.6 million in 2009, 2008 and 2007, respectively, for excess inventories from previous years’ contractual purchases. If revenue levels experienced in future quarters are substantially below our expectations, we could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our business development efforts.

We had 146 full-time employees as of April 30, 2010, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 5.	Other Information.

On April 30, 2010, Roche and the Company further amended their Exclusive License and Collaboration Agreement, dated as of October 16, 2006, or the Collaboration Agreement. The amendment, among other things, provides the Company with additional opportunities to opt-out of co-development and co-commercialization of RG7227; allowing the Company to do so once per year with the same consequences currently set forth in the Collaboration Agreement.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed herewith.
*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ BRUCE TOMLINSON
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: April 30, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed herewith.
*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.