Form 10-Q
period 2010-06-30
INTERMUNE INC
filed 2010-08-09
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 56,026,639 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,545	$17,007
Available-for-sale securities	126,277	69,940
Accounts receivable, net of allowances of $44 at June 30, 2010 and $55 at December 31, 2009	2,127	3,834
Inventories	1,294	2,571
Prepaid expenses and other current assets	2,979	3,235

Total current assets	152,222	96,587
Non-current available-for-sale securities	4,902	12,657
Property and equipment, net	2,303	3,353
Other assets (includes restricted cash of $1,429 at June 30, 2010 and $1,433 at December 31, 2009)	2,013	2,130

Total assets	$161,440	$114,727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,289	$12,439
Accrued compensation	3,700	5,005
Convertible notes – current portion	42,370	—
Liability under government settlement – current portion	—	8,620
Other accrued liabilities	13,209	11,003

Total current liabilities	67,568	37,067
Deferred rent	608	918
Deferred collaboration revenue	54,809	56,445
Liability under government settlement – noncurrent portion	—	573
Convertible notes – noncurrent portion	85,000	125,524
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock	56	47
Additional paid-in capital	928,076	808,047
Accumulated other comprehensive income	215	1,575
Accumulated deficit	(974,892)	(915,469)

Total stockholders’ deficit	(46,545)	(105,800)

Total liabilities and stockholders’ deficit	$161,440	$114,727

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands, except per share data)
Revenue, net
Actimmune®	$5,074	$7,110	$10,338	$13,142
Collaboration revenue	818	818	1,636	1,636

Total revenue, net	5,892	7,928	11,974	14,778
Costs and expenses:
Cost of goods sold	1,165	1,860	3,808	4,542
Research and development	14,724	22,930	35,201	47,357
Acquired research and development milestone	—	—	—	13,500
General and administrative	12,732	8,519	27,863	17,171
Restructuring charges	1,261	127	1,261	740

Total costs and expenses	29,882	33,436	68,133	83,310

Loss from operations	(23,990)	(25,508)	(56,159)	(68,532)
Other income (expense):
Interest income	133	498	310	1,167
Interest expense	(2,078)	(2,487)	(4,179)	(5,220)
Loss on extinguishment of debt, net	—	(9,540)	—	(9,540)
Other income (expense)	590	377	605	5,647

Loss from operations before income taxes	(25,345)	(36,660)	(59,423)	(76,478)
Income tax expense	—	—	—	2,194

Net loss	$(25,345)	$(36,660)	$(59,423)	$(78,672)

Basic and diluted net loss per share:
Net loss per share	$(0.46)	$(0.81)	$(1.11)	$(1.83)

Shares used in computing basic and diluted net loss per share	54,858	45,023	53,402	42,986

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(59,423)	$(78,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,222	4,846
Stock-based compensation expense	3,997	4,097
Loss on extinguishment of debt, net of transaction costs	—	8,962
Deferred taxes	—	2,275
Net realized gains on sales of available for sale securities	(642)	(6,272)
Deferred rent	(310)	(225)
Changes in operating assets and liabilities:
Accounts receivable, net	1,707	(3,549)
Inventories	1,277	(2,094)
Other assets	266	137
Accounts payable and accrued compensation	(5,455)	696
Other accrued liabilities	(6,987)	(9,908)
Deferred collaboration revenue	(1,636)	(1,636)

Net cash used in operating activities	(63,984)	(81,343)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(67)
Purchases of available-for-sale securities	(127,421)	(69,834)
Sales of available-for-sale securities	9,412	24,871
Maturities of available-for-sale securities	68,709	31,817

Net cash used in investing activities	(49,519)	(13,213)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	116,041	64,846

Net cash provided by financing activities	116,041	64,846

Net increase (decrease) in cash and cash equivalents	2,538	(29,710)
Cash and cash equivalents at beginning of period	17,007	63,765

Cash and cash equivalents at end of period	$19,545	$34,055

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Extinguishment of debt, net of unamortized debt discount, in exchange for common stock	—	27,269

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue is generated from sales of Actimmune and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, Roche). The pulmonology portfolio includes our most advanced and lead product candidate, EsbrietTM (pirfenidone), being developed for the treatment of patients with idiopathic pulmonary fibrosis (IPF), and a research program focused on small molecules for pulmonary diseases. We announced results of the Phase III CAPACITY trials of pirfenidone in February 2009 and submitted our New Drug Application (NDA) for pirfenidone for the reduction of decline in lung function in IPF in the United States in November 2009. Our NDA was accepted by the U.S. Food and Drug Administration (FDA) and granted Priority Review on January 4, 2010. On March 9, 2010, the Pulmonary-Allergy Drugs Advisory Committee (PADAC) of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, on May 4, 2010, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. On August 2, 2010, we and our advisors met with representatives of the Division of Pulmonary, Allergy and Rheumatology Products in the Office of Drug Evaluation II of the FDA to gain a better understanding of the Complete Response Letter. In connection with that meeting, the FDA’s representatives reiterated the request that we conduct an additional phase 3 study to demonstrate the efficacy of pirfenidone in IPF prior to marketing approval. We will spend several months evaluating various regulatory and clinical study approaches to gain marketing approval in the U.S. Additionally, on March 23, 2010, the Marketing Authorization Application (MAA) we submitted to the European Medicines Agency (EMA) seeking approval of pirfenidone for the treatment of IPF in adults was validated. Validation of the MAA by the EMA indicates that the application is complete and that the review process has begun. With respect to our MAA, we recently received the Day 120 List of Questions assembled from the various members of EMA’s Committee for Medicinal Products for Human Use (CHMP). We anticipate submitting our responses to these questions sometime during the fourth quarter of 2010 and stand by our previous guidance of a decision regarding approvability of pirfenidone in the EU during the first half of 2011. The hepatology portfolio includes the HCV protease inhibitor danoprevir, also known as RG7227 and ITMN-191, in Phase IIb, a second-generation HCV protease inhibitor research program and an early stage research program evaluating a new target in hepatology.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.3 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively, and consisted solely of Actimmune finished goods.

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

During the six months ended June 30, 2010, we charged $0.3 million to cost of goods sold for inventory writedowns resulting from the excess of inventory compared to forecasted inventory requirements. We did not incur any charges for inventory writedowns during the six months ended June 30, 2009. As of June 30, 2010, we had firm commitments to purchase approximately $1.2 million of Actimmune inventory during 2010.

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

Collaboration revenue derived from our agreement with Roche includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated term of our continuing involvement. Milestone payments received under our Roche collaboration agreement related to events that are substantive and at risk at the initiation of the agreement are recognized as revenue when the milestones, as defined in the contract, are achieved and collectibility of the milestone is assured.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. Our collaboration agreement with Roche resulted in a net payable of approximately $3.6 million at June 30, 2010 and a net payable of $7.3 million at December 31, 2009. Reimbursements from Roche are credited directly to R&D expense and amounted to $1.1 million and $2.4 million for the three and six months ended June 30, 2010, respectively. Reimbursements from Roche for the three and six months ended June 30, 2009 were $1.9 million and $3.4 million, respectively.

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

The securities excluded were as follows (in thousands):

	As of June 30,
	2010	2009
Options	5,536	4,459
Shares issuable upon conversion of convertible notes	6,581	6,941

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(25,345)	$(36,660)	$(59,423)	$(78,672)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	55,576	45,761	54,083	43,563
Less: weighted-average shares subject to repurchase	(718)	(738)	(681)	(577)

Weighted-average shares used in computing basic and diluted net loss per share	54,858	45,023	53,402	42,986

Basic and diluted net loss per share	$(0.46)	$(0.81)	$(1.11)	$(1.83)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$(370)	$852	$1,180	$1,801
General and administrative	500	1,175	2,817	2,296

Total stock-based compensation expense	$130	$2,027	$3,997	$4,097

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the fair value recognition provisions of Accounting Standards Codification (ASC) Topic 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period for that portion of the award that is ultimately expected to vest. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility, the expected term of the award and the estimated forfeiture rate. The decline in stock-based compensation expense for the three-months ended June 30, 2010 compared with the same period in 2009 reflects the Company’s revised estimates of awards expected to vest in connection with the Complete Response Letter received from the FDA in May 2010.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied either (1) prospectively to milestones achieved after the adoption date or (2) retrospectively for all periods presented. We are currently assessing the impact of Issue 08-9 to our consolidated financial statements.

In September 2009, FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact of this new accounting update to our consolidated financial statements.

3. FAIR VALUE

Effective January 1, 2010, we adopted revised guidance intended to improve disclosures related to fair value measurements, issued by FASB. This guidance requires us to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. We have provided the additional required disclosures effective January 1, 2010.

In accordance with portions of ASC Topic No. 820, the following table represents our fair value hierarchy for our financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.6 million and $0.5 million, respectively) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$930	$—	$—	$930
Obligations of government-sponsored enterprises	—	91,684	—	91,684
Obligations of United States government	—	8,085	—	8,085
Corporate debt securities	—	16,518	—	16,518
Commercial paper	—	20,988	—	20,988
Auction rate securities	—	—	4,903	4,903

Total	$930	$137,275	$4,903	$143,108

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$7,381	$—	$—	$7,381
Obligations of government-sponsored enterprises	—	36,933	—	36,933
Obligations of United States government	—	6,163	—	6,163
Corporate debt securities	—	10,850	—	10,850
Commercial paper	—	19,495	—	19,495
Auction rate securities	—	—	12,663	12,663

Total	$7,381	$73,441	$12,663	$93,485

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

Level 3 assets consist of municipal notes investments, classified as noncurrent assets, with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. These investments were recorded at fair value as of June 30, 2010 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three- and six- months ended June 30, 2010 and June 30, 2009 (in thousands):

	Auction rate Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$12,458	$20,479	$12,663	$17,494
Accretion and interest income	16	22	32	65
Net settlements	(6,321)	(3,100)	(6,489)	(3,100)
Unrealized gain/(loss) included in other comprehensive income	(1,250)	(649)	(1,303)	2,293

Balance at end of period	$4,903	$16,752	$4,903	$16,752

The fair value of our long-term convertible debt is estimated based on quoted prices for those or similar instruments. As of June 30, 2010, the fair value of our remaining $45.0 million of 0.25% convertible senior notes due 2011 (“2011 Notes”) was approximately $43.2 million and the fair value of our $85.0 million 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $72.8 million. As of December 31, 2009, the fair value of our $45.0 million 2011 Notes and $85.0 million 2015 Notes were approximately $48.9 million and $83.9 million, respectively.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of June 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of government-sponsored enterprises	$91,665	$20	$(1)	$91,684
Money market funds	930	—	—	930
Commercial paper	20,988	—	—	20,988
Corporate debt securities	16,547	—	(29)	16,518
Obligations of United States government	8,083	2	—	8,085
Auction rate securities	4,680	223	—	4,903

Total	$142,893	$245	$(30)	$143,108

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Obligations of government-sponsored enterprises	$36,887	$50	$(4)	$36,933
Money market funds	7,381	—	—	7,381
Commercial paper	19,496	—	(1)	19,495
Corporate debt securities	10,846	4	—	10,850
Obligations of United States government	6,163	—	—	6,163
Auction rate securities	11,137	1,526	—	12,663

Total	$91,910	$1,580	$(5)	$93,485

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three- and six-months ended June 30, 2010 and 2009. Realized gains were calculated based on the specific identification method and were approximately $0.6 million for the three- and six-months ended June 30, 2010, consisting primarily of realized gains from the sale of auction rate securities. Realized gains were approximately $0.5 million and $6.5 million, respectively, for the three- and six-months ended June 30, 2009. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 2010 by contractual maturity (in thousands):

	June 30, 2010
	Amortized Cost	Fair Value
Mature in less than one year	$138,213	$138,205
Mature in one to three years	—	—
Mature in over three years	4,680	4,903

Total	$142,893	$143,108

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(25,345)	$(36,660)	$(59,423)	$(78,672)
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $2,275 in the six-months ended June 30, 2009	(1,226)	(969)	(1,360)	3,388

Comprehensive loss	$(26,571)	$(37,629)	$(60,783)	$(75,284)

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive income consists of the following at (in thousands):

	June 30, 2010	December 31, 2009
Net unrealized gain on available-for-sale securities	$215	$1,575

6. STOCKHOLDERS’ EQUITY

Public Offering

On January 29, 2010, we completed a public offering of approximately 8.0 million shares of registered common stock, at a price of $14.10 per share, before underwriting discounts. We received net proceeds of approximately $106.8 million after deducting underwriting fees of approximately $6.0 million and other related expenses of approximately $0.7 million. As a result of this transaction, we made, as required, an accelerated payment to the U.S. Department of Justice of approximately $9.2 million in February 2010. See also Note 7.

7. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $62.0 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $62.0 million in aggregate milestone payments, $40.0 million in remaining contingent payments would be made by us only if registration in the United States and European Union are achieved for pirfenidone; $20.0 million for each separate registration. Potential milestone payments of $9.6 million are related to the further development of Actimmune, which we have no current plan to do, and therefore we do not expect to pay these amounts.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The motions to dismiss in all four cases were heard in February 2009. In April 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety and granted the plaintiffs leave to amend the complaints. Following the initial motion to dismiss, the plaintiffs have filed amended complaints and on January 25, 2010, the Company and the other defendants each filed motions to dismiss the most recently filed amended complaints. Pursuant to stipulation of the parties, plaintiffs have filed an opposition to these motions. All these motions were fully briefed as of March 8, and were heard on May 10, 2010. The Court took these motions under submission, and no decision has been issued.

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

Dr. Harkonen has been named as a defendant in each of the four complaints described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the Criminal Action) resulted in a jury verdict in September 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. After the jury verdict, Dr. Harkonen filed a post-trial motion seeking dismissal of the indictment, judgment of acquittal or a new trial. On July 27, 2010, the Court denied Dr. Harkonen’s post-trial motion in its entirety. After denial of the post-trial motion, the parties asked the Court to hold a status conference to schedule Dr. Harkonen’s sentencing.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Late last year Arch advised the Company that it had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the policy’s limit. The Company therefore has advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (Old Republic), that the limits of the underlying coverage have been depleted, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic has agreed to advance Dr. Harkonen’s legal fees and costs incurred in the four complaints and the Criminal Action, but has declined to reimburse the Company for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation.

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict. The Old Republic $5.0 million excess coverage is the last layer contained within our overall D&O insurance program covering this matter, and the Company has been notified that the full limits of that policy have been expended as of the second quarter of 2010. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage are to be advanced by the Company in the absence of any available insurance coverage, and the Company has been advised that up to June 30, 2010, Dr. Harkonen has incurred $0.4 million in fees and costs beyond the limit of and therefore not covered by the Old Republic insurance policy. Dr. Harkonen has signed an undertaking agreeing to repay any such advanced amounts should it be determined ultimately that he is not entitled to be indemnified under the terms of the Indemnity Agreement he signed with the Company. We expect amounts to be advanced by the Company to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty. See also Part II, Item 1 “Legal Proceedings” of this Report on Form 10-Q for further details.

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

Our net revenue by region for the three- and six-months ended June 30, 2010 and 2009, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$5,043	$7,051	$10,259	$13,038
Europe and other	849	877	1,715	1,740

Total net revenue	$5,892	$7,928	$11,974	$14,778

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 34%, 25% and 16%, respectively, of total trade accounts receivable at June 30, 2010, and three customers represented 36%, 35% and 17%, respectively, of total accounts receivable at December 31, 2009. No other customer represented more than 10% of accounts receivable at June 30, 2010 or December 31, 2009.

Revenue from customers representing 10% or more of total product revenue during the six month periods ended June 30, 2010 and 2009, was as follows:

	Six Months Ended June 30,
Customer	2010	2009
CuraScript, Inc.	41%	38%
Nova Factor	25%	28%
Caremark	18%	19%

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. ROCHE COLLABORATION

On April 30, 2010, we further amended our Exclusive License and Collaboration Agreement with Roche, dated as of October 16, 2006, or the Collaboration Agreement. The amendment, among other things, provides us with additional opportunities to opt-out of co-development and co-commercialization of RG7227; allowing us to do so once per year during the September to November time frame of each year with the same consequences currently set forth in the Collaboration Agreement.

10. RESTRUCTURING CHARGES

In connection with the Complete Response Letter we received from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we announced a reduction in force in May 2010. We expect to incur approximately $1.4 million of restructuring charges during 2010, of which approximately $1.3 million has been incurred through June 30, 2010 consisting of severance payments to terminated employees.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the six months ended June 30, 2010 (in thousands):

	Restructuring Liabilities at December 31, 2009	Charges	Cash Payments	Restructuring Liabilities at June 30, 2010
Workforce reduction	$—	$1,261	$(1,159)	$102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In February 2009, we announced results from the two Phase 3 CAPACITY studies for pirfenidone. The primary endpoint of change in percent predicted Forced Vital Capacity (FVC) at Week 72 was met with statistical significance in CAPACITY 2 (p=0.001), along with the secondary endpoints of categorical change in FVC and progression-free survival (PFS). The primary endpoint was not met in CAPACITY 1 (p=0.501), but supportive evidence of a pirfenidone treatment effect was observed on a number of measures. Pirfenidone was safe and generally well tolerated in both CAPACITY studies. We submitted our NDA to the FDA for pirfenidone for the reduction of decline in lung function in IPF in the United States in November 2009. Our NDA was accepted by the FDA and granted Priority Review on January 4, 2010. On March 9, 2010, the Pulmonary-Allergy Drugs Advisory Committee (PADAC) of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, on May 4, 2010, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. On August 2, 2010, we and our advisors met with representatives of the Division of Pulmonary, Allergy and Rheumatology Products in the Office of Drug Evaluation II of the FDA to gain a better understanding of the Complete Response Letter. In connection with that meeting, the FDA’s representatives reiterated the request that we conduct an additional phase 3 study to demonstrate the efficacy of pirfenidone in IPF prior to marketing approval. We will spend several months evaluating various regulatory and clinical study approaches to gain marketing approval in the U.S. Additionally, on March 23, 2010, the Marketing Authorization Application (MAA) we submitted to the European Medicines Agency (EMA) seeking approval of pirfenidone for the treatment of IPF in adults was validated. Validation of the MAA by the EMA indicates that the application is complete and that the review process has begun. With respect to our MAA, we recently received the Day 120 List of Questions assembled from the various members of EMA’s Committee for Medicinal Products for Human Use (CHMP). We anticipate submitting our responses to these questions sometime during the fourth quarter of 2010 and stand by our previous guidance of a decision regarding approvability of pirfenidone in the EU during the first half of 2011.

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

Data from the 12-week regimens of the Phase 2b study of un-boosted danoprevir plus SOC were reported on April 14, 2010. Similar virologic response was observed in all danoprevir treatment groups throughout the 12 weeks and after 12 weeks of treatment. At a danoprevir dose of 600 mg twice daily, 86% of patients had levels of HCV RNA below the limit of detection (<LOD) at Week 4 (RVR) and 89% were <LOD at Week 12 (cEVR). At a danoprevir dose of 300 mg three times daily, 73% of patients achieved RVR and 88% achieved cEVR. Viral response of patients at the highest dose of 900 mg twice daily was not meaningfully different from that observed in patients who received 600 mg twice daily or 300 mg three times daily. Analysis of the safety data from the Phase 2b study is preliminary in nature and additional evaluation is ongoing. In the interim safety analysis, serious adverse events (SAEs) were generally balanced across all four treatment groups. The incidence of treatment-emergent Grade 4 (>10x ULN) ALT elevations was 0%, 1%, 6% and 0% in the 300 mg three-times daily, 600 mg twice daily, 900 mg twice daily and placebo groups, respectively. In the danoprevir treatment groups, these elevations occurred generally between weeks 6-8 or later and were reversible after discontinuation of danoprevir. Dosing of the 900 mg arm was stopped based on this safety signal. Treatment-emergent Grade 3 or Grade 4 neutropenia was reported in 24%, 25%, 31% and 16% of patients in the 300 mg three-times daily, 600 mg twice daily, 900 mg twice daily and placebo groups, respectively. The incidence of rash and anemia was comparable across all treatment groups, including the placebo group (SOC + placebo). A Phase 2b study of ritonavir-boosted danoprevir plus SOC is expected to begin in the fourth quarter of 2010; the exact timing will be determined with our collaboration partner Roche. Details of that study will be shared at the time of study initiation.

The next step in the INFORM direct-acting antiviral (DAA) program is planned to be a study combining the nucleoside polymerase inhibitor RG7128 with ritonavir-boosted danoprevir involving treatment durations of at least 12 weeks and evaluating sustained virologic response (SVR). The ritonavir-boosted DAA study to evaluate SVR is anticipated to begin in the first half of 2011; the exact timing will be determined with our collaboration partner Roche and will be based on emerging data from the on-going studies. Details of that study will be shared at the time of study initiation.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (CGD). For the three- and six-month periods ended June 30, 2010, Actimmune accounted for all of our product revenue, and a majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Results of Operations

Revenue

Total revenue was $5.9 million and $7.9 million for the three-month periods ended June 30, 2010 and 2009, respectively, representing a decrease of 26%. This decrease was attributable to a decline in sales of Actimmune of approximately $2.0 million. Total revenue was $12.0 million and $14.8 million for the six-month periods ended June 30, 2010 and 2009, respectively, representing a decrease of 19%. This decrease was attributable to a decrease in sales of Actimmune of approximately $2.8 million, or 21%. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three- and six-month periods ended June 30, 2010 and 2009, sales of Actimmune accounted for all of our net product revenue. A majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold were $1.2 million and $1.9 million for the three-month periods ended June 30, 2010 and 2009, respectively. The gross margin percentage for our products was 77% and 74% for these periods in 2010 and 2009, respectively. For the six months ended June 30, 2010, cost of goods sold were $3.8 million compared with $4.5 million for the same period last year. The gross margin percentage for our products was 63% and 65% for these periods in 2010 and 2009, respectively. The decline in gross margin percentage reflects the $0.3 million charge we recorded in the first six months of 2010 related to excess Actimmune inventories. The decline in dollar value of cost of goods sold for the three- and six-months ended June 30, 2010 compared to the same periods last year reflects the continuing decline of Actimmune revenue.

Research and development expenses

Research and development expenses were $14.7 million and $22.9 million for the three-month periods ended June 30, 2010 and 2009, respectively, representing a decrease of $8.2 million or 36%. Research and development expenses were $35.2 million and $47.4 million for the six-month periods ended June 30, 2010 and 2009, respectively, representing a decrease of $12.2 million or 26%. The decreases in spending for the three- and six-month periods ended June 30, 2010 compared with the same periods in 2009 primarily reflect the completion of the CAPACITY clinical trials in early 2009 and the timing of clinical studies of danoprevir in patients chronically infected with HCV.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $1.2 million and $1.8 million of stock-based compensation in 2010 and 2009, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of June 30, 2010:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis (CAPACITY)				X*
Anti-inflammatory/antifibrotic	X
Hepatology
RG7227 – Chronic hepatitis C program; protease inhibitor			X
Next generation protease inhibitor	X
Second Target in hepatology	X

*	Subject to pending NDA

Our development program expenses for the six-month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Six Months Ended June 30,
Development Program	2010	2009
Pulmonology	$17,243	$26,074
Hepatology	6,708	14,377
Programs — Non-specific	11,250	6,906

Total	$35,201	$47,357

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

Acquired research and development milestone

The $13.5 million milestone payment in the first six months of 2009 was made in accordance with the pirfenidone purchase agreement entered into in November 2007 and our decision in February 2009 to submit NDA and MAA filings for pirfenidone.

General and administrative expenses

General and administrative expenses were $12.7 million for the three-month period ended June 30, 2010 and $8.5 million for the same period in 2009, an increase of $4.2 million, or 49%. For the six-month periods ended June 30, 2010 and 2009, general and administrative expenses were $27.9 million and $17.2 million, respectively, representing an increase of $10.7 million, or 62%. The increased spending for the three- and six-month periods ended June 30, 2010 compared with the same periods in 2009 can be attributed to costs related to preparation for the potential commercialization of pirfenidone, which received a Complete Response Letter from the FDA in May 2010. Additionally, we incurred $2.8 million of stock-based compensation expense during the six-month period ended June 30, 2010 compared with $2.3 million during the six-month period ended June 30, 2009.

Restructuring charges

In connection with the Complete Response Letter we received from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we announced a reduction in force in May 2010. We expect to incur approximately $1.4 million of restructuring charges during 2010, of which approximately $1.3 million has been incurred through June 30, 2010 consisting of severance payments to terminated employees.

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We incurred approximately $0.7 million of restructuring charges during the six-month period ended June 30, 2009 consisting of severance payments to terminated employees.

Interest income

Interest income decreased to $0.1 million for the three-month period ended June 30, 2010, compared to $0.5 million for the three-month period ended June 30, 2009. Interest income also decreased to $0.3 million for the six-month period ended June 30, 2010, compared to $1.2 million for the six-month period ended June 30, 2009. These decreases reflect decreasing investment yields on our cash and short-term investments resulting from our current investment portfolio.

Interest expense

Interest expense decreased to $2.1 million in the three-month period ended June 30, 2010, compared with $2.5 million for the three-month period ended June 30, 2009 and decreased to $4.2 million in the six-month period ended June 30, 2010 from $5.2 million in the six-month period ended June 30, 2009. The declines reflect a decline in the amortization of the debt discount on our 0.25% convertible notes due in March 2011 (the 2011 Notes). Beginning in April 2009 and continuing through October 2009, we retired approximately $40.0 million in principal value of our 2011 Notes in exchange for shares of our common stock, thus reducing a portion of our debt discount amortization. As a result, in the first six months of 2010, debt discount amortization was approximately $1.8 million, compared to $2.7 million recorded in the first six months of 2009.

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

Other income (expense)

Other income for the three-and six-months ended June 30, 2010 of $0.6 million is comprised primarily of realized gains from the sale of certain of our auction rate securities. Other income for the six months ended June 30, 2009 consists primarily of a $6.0 million realized gain from the sale of our shares of Targanta common stock in March 2009.

Income taxes

The $2.2 million income tax expense for the six-month period ended June 30, 2009 relates to the realized gain on the sale of our investment in Targanta common stock in March 2009.

Liquidity and Capital Resources

At June 30, 2010, we had available cash, cash equivalents and available-for-sale securities of $150.7 million compared to $99.6 million at December 31, 2009. The increase of $51.1 million was primarily driven by the $106.8 million in net proceeds from our January 2010 public offering, partially offset by the use of cash for our operations, as well as a payment of approximately $9.2 million to pay our remaining obligation to the Department of Justice under the terms of the Civil Settlement Agreement. See Part II, Item 1. “Legal Proceedings” for more information regarding our obligations under the Civil Settlement Agreement.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At June 30, 2010, we held approximately $4.9 million of student loan auction rate securities (par value of $5.5 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Our two remaining auction rate securities had been rated AAA up until mid-2009, the highest rating by a rating agency, but each has since been downgraded which we have considered in determining the fair value as of June 30, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. These investments were recorded at fair value as of June 30, 2010 based on a discounted cash flow analysis.

Operating Activities

Cash used in operating activities was $64.0 million during the six-month period ended June 30, 2010, comprised primarily of a net loss of $59.4 million and a decrease in other accrued liabilities of $7.0 million, partially offset by decreases in accounts receivable and inventories of $1.7 million and $1.3 million, respectively. The decrease in other accrued liabilities reflects the accelerated payment of $9.2 million made to the U.S. Department of Justice in February 2010. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $49.5 million during the six-month period ended June 30, 2010, comprised primarily of purchases of short-term investments totaling $127.4 million, partially offset by $78.1 million of investment sales and maturities. A significant majority of these purchases were made subsequent to the receipt of proceeds from our January 2010 public offering.

Financing Activities

Cash provided by financing activities of $116.0 million for the three-month period ended June 30, 2010 was primarily due to the receipt of $106.8 million in net proceeds from our public offering completed in January 2010 and approximately $9.2 million received from employee stock benefit plans.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied either (1) prospectively to milestones achieved after the adoption date or (2) retrospectively for all periods presented. We are currently assessing the impact of Issue 08-9 to our consolidated financial statements.

In September 2009, FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact of this new accounting update to our consolidated financial statements.

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

At June 30, 2010, we held approximately $4.9 million of student loan auction rate securities (par value of $5.5 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. Our two remaining auction rate securities had been rated AAA up until mid-2009, the highest rating by a rating agency, but each has since been downgraded which we have considered in determining the fair value as of June 30, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. These investments were recorded at fair value as of June 30, 2010 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2010 by effective maturity (in millions, except percentages):

	2010	2011	2012	2013	2014 and Beyond	Total	Fair Value at June 30, 2010
Assets:
Available-for-sale securities	$127.6	$10.6	—	—	$5.5	$143.7	$143.1
Average interest rate	0.4%	0.8%	—	—	1.6%	0.5%	—
Liabilities:
0.25% convertible senior notes due 2011	—	$45.0	—	—	—	$45.0	$43.2
Average interest rate	—	0.25%	—	—	—	0.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$72.8
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Management assessed our internal control over financial reporting as of June 30, 2010, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2010. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2009, the Company and the other defendants filed motions to dismiss the Second Amended Complaint in the Jarrett, Rybkoski, and Zurich Actions and the First Amended Complaint in the GEHA Action. On July 27, 2009, Zurich American Insurance Company dismissed its claims against the Company. The Court heard oral argument on the motions to dismiss on September 11, 2009. On November 6, 2009, the Court granted the motions to dismiss in part, dismissing with prejudice the claims under the fraud prong of California’s Unfair Competition Law (UCL), California’s False Advertising Law, California’s Consumer Legal Remedies Act, and the consumer protection statutes of numerous other states. The Court’s November 6 Order also dismissed with prejudice the claims under the Missouri Merchandising Practices Act (MPA), with the exception of GEHA’s MPA claim, on which the Court requested supplemental briefing. The Court’s November 6, 2009 Order allowed plaintiffs to file amended complaints to allege claims under the unfair and unlawful prongs of the UCL. The Company and GEHA filed supplemental briefs concerning GEHA’s MPA claim on November 23, 2009. The Court has not issued any further order on that claim. On December 23, 2009, the individual plaintiffs filed a Third Amended Complaint and GEHA filed a Second Amended Complaint. Both complaints assert claims under the unlawful and unfair prongs of the UCL and under the MPA. On January 25, 2010, the Company and the other defendants each filed motions to dismiss the new complaints. Plaintiffs filed a motion to file an amended complaint. All these motions were fully briefed as of March 8, and were heard on May 10, 2010. The Court took these motions under submission, and no decision has been issued. The Court had stayed discovery until at least the time of the hearing on the first motions to dismiss, and no party has sought to conduct discovery following that February 2, 2009 hearing.

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

Dr. Harkonen has been named as a defendant in the Jarrett, Rybkoski, Zurich and GEHA Actions described above. Dr. Harkonen also was a target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company. Trial in the criminal case (the Criminal Action) resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. After the jury verdict, Dr. Harkonen filed a post-trial motion seeking dismissal of the indictment, judgment of acquittal or a new trial. On July 27, 2010, the Court denied Dr. Harkonen’s post-trial motion in its entirety. After denial of the post-trial motion, the parties asked the Court to hold a status conference to schedule Dr. Harkonen’s sentencing.

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

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict. The Old Republic $5.0 million excess coverage is the last layer contained within our overall D&O insurance program covering this matter, and the Company has been notified that the full limits of that policy have been expended as of the second quarter of 2010. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage are to be advanced by the Company in the absence of any available insurance coverage, and the Company has been advised that up to June 30, 2010, Dr. Harkonen has incurred $0.4 million in fees and costs beyond the limit of and therefore not covered by the Old Republic insurance policy. Dr. Harkonen has signed an undertaking agreeing to repay any such advanced amounts should it be determined ultimately that he is not entitled to be indemnified under the terms of the Indemnity Agreement he signed with the Company. We expect amounts to be advanced by the Company to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF. In March 2007, we discontinued our development of Actimmune for treatment of IPF. Although we are developing pirfenidone for the treatment of IPF, announced results for the CAPACITY trials in February 2009 and submitted our NDA for pirfenidone for the treatment of IPF in November 2009, on May 4, 2010, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. To date, pirfenidone has not received marketing approval and will not be marketed for any diseases before 2011, if at all.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s and foreign regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases. The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials has demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted by the FDA and foreign regulatory authorities, including their advisory committees, in different ways, which could delay, limit or prevent regulatory approval. In addition, even if advisory committees to the FDA recommend approval of our product candidates, such recommendations are non-binding and the FDA may not approve our NDA for the product candidates. For example, nine of the twelve members of the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, notwithstanding the PADAC approval recommendation, we subsequently received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone.

Our CAPACITY trials were conducted without a Special Protocol Assessment (SPA) with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain an SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint and reviewed the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we did not replicate the efficacy of pirfenidone for the treatment of IPF in a second pivotal study. Moreover, because the data base for the Shionogi Phase III study was not included in our NDA, the FDA did not consider this study to support the efficacy of pirfenidone. Rather the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF was determined by the FDA during the review of our NDA. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view and decided that such data does not adequately support approval of our NDA filing and issued to us a Complete Response Letter on May 4, 2010 requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. Regulatory authorities in other jurisdictions such as the EMA may similarly decide that such data from CAPACITY 1 and CAPACITY 2 does not adequately support approval of our MAA or other filings in those jurisdictions and may also request additional analyses, additional data or ask us to complete an additional clinical trial or trials to support the approval of our regulatory applications. Further analyses of the CAPACITY results will likely be conducted in the future and additional observations may be made which may lead to material changes in our current regulatory strategy for pirfenidone, including a decision by us to withdraw our MAA in the EU.

In addition, in the course of its review of an NDA, MAA or regulatory application, the FDA, EMA or other regulatory authorities may conduct audits of the practices and procedures of a company and its suppliers and contractors concerning manufacturing, clinical study conduct, non-clinical studies and several other areas. If the FDA, EMA and/or other regulatory authorities conducts an audit relating to an NDA, MAA or regulatory application submitted by us and finds a significant deficiency in any of these or other areas, the FDA, EMA or other regulatory authorities could delay or not approve our FDA, MAA or regulatory application. As in the case of the FDA issuing to us a Complete Response Letter on our NDA for pirfenidone for IPF, if regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

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

The regulatory review and approval process of governmental authorities, which includes the need to conduct nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval requires the submission of an NDA to the FDA. The approval application must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes significant time to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. Markets outside of the United States such as the EU also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. For example, with respect to our NDA for pirfenidone for IPF in the United States, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. The fact that we did not obtain regulatory approval in the United States may have a negative effect on our obtaining EMA approval of our MAA. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn.

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

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate to allocate those resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. For example, on May 4, 2010, with respect to our NDA for pirfenidone for IPF, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. On August 2, 2010, we and our advisors met with representatives of the Division of Pulmonary, Allergy and Rheumatology Products in the Office of Drug Evaluation II of the FDA to gain a better understanding of the Complete Response Letter. In connection with that meeting, the FDA’s representatives reiterated the request that we conduct an additional phase 3 study to demonstrate the efficacy of pirfenidone in IPF prior to marketing approval. We will spend several months evaluating various regulatory and clinical study approaches to gain marketing approval in the U.S. If we ultimately determine that we need to conduct an additional clinical trial as part of the path towards FDA approval, given our limited resources, we may choose to delay conducting such an additional trial or not conduct such an additional trial at all which would prevent us from commercializing pirfenidone in the United States and harm our business.

Due to cash constraints or for strategic business reasons we may decide to take certain actions that reduce our expenses. For example, based on our current anticipated timelines, during certain periods, one of which is within the September to November 2010 time frame, we will have the right under our collaboration agreement with Roche to opt out of the participation in the future development expenses of RG7227. If we elected to exercise this opt-out right, we would no longer be obligated to pay 33% of the development expenses related to RG7227 and Roche would thereafter be responsible for paying 100% of such development expenses; in lieu of receiving 50% of any profits in the United States to which we would otherwise have been entitled, we would receive royalty payments in the form of a percentage of net sales of RG7227 in the United States in the range of the high-teens to low-twenties percent; and we would receive larger milestones in connection with the filing and approval of our NDA in the United States. In addition, we would receive higher royalties on net sales of RG7227 in the rest of the world, and we would retain our current rights to receive all other milestones and our exclusivity rights would remain unchanged. Thus, if we decide to exercise our opt-out rights due to cash constraints, we would incur less expense but our rights to share profits from sales in the United States would be terminated and as a result our business and future financial results could be harmed.

Negative conditions in the global markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2010, our long-term investments included $4.9 million at fair value (par value of $5.5 million) of high-grade auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Beginning February 2008, auctions failed for our entire portfolio of auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In 2008, we recorded an impairment charge of $3.5 million for the writedown of the carrying value of these securities as we believe the decline in market value is other-than-temporary. If we attempt to liquidate a portion or all of our holdings in these securities in the near future, we may incur further losses.

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

We had 102 full-time employees as of July 31, 2010, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

10.1*	Third Amendment to the Exclusive License and Collaboration Agreement, dated as of April 30, 2010, by and between Hoffman-La Roche Inc., F. Hoffmann-La Roche Ltd, and Registrant.(7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed herewith.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/S/ BRUCE TOMLINSON
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: August 6, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

10.1*	Third Amendment to the Exclusive License and Collaboration Agreement, dated as of April 30, 2010, by and between Hoffman-La Roche Inc., F. Hoffmann-La Roche Ltd, and Registrant.(7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed herewith.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.