Form 10-Q
period 2010-09-30
INTERMUNE INC
filed 2010-11-08
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 56,031,269 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,592	$17,007
Available-for-sale securities	110,051	69,940
Accounts receivable, net of allowances of $34 at September 30, 2010 and $55 at December 31, 2009	1,838	3,834
Inventories	1,788	2,571
Prepaid expenses and other current assets	3,160	3,235

Total current assets	135,429	96,587
Non-current available-for-sale securities	4,817	12,657
Property and equipment, net	1,715	3,353
Other assets (includes restricted cash of $1,431 at September 30, 2010 and $1,433 at December 31, 2009)	1,958	2,130

Total assets	$143,919	$114,727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,721	$12,439
Accrued compensation	4,389	5,005
Convertible notes – current portion	43,324	—
Liability under government settlement – current portion	—	8,620
Deferred collaboration revenue	57,262	3,272
Other accrued liabilities	6,554	7,731

Total current liabilities	125,250	37,067
Deferred rent	423	918
Other noncurrent liabilities	898	—
Deferred collaboration revenue	—	56,445
Liability under government settlement – noncurrent portion	—	573
Convertible notes – noncurrent portion	85,000	125,524
Commitments and contingencies
Stockholders’ deficit:
Common stock	56	47
Additional paid-in capital	931,333	808,047
Accumulated other comprehensive income	135	1,575
Accumulated deficit	(999,176)	(915,469)

Total stockholders’ deficit	(67,652)	(105,800)

Total liabilities and stockholders’ deficit	$143,919	$114,727

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited, in thousands, except per share data)
Revenue, net
Actimmune®	$4,836	$6,493	$15,174	$19,635
Collaboration revenue	818	20,818	2,454	22,454

Total revenue, net	5,654	27,311	17,628	42,089
Costs and expenses:
Cost of goods sold	1,291	1,019	5,099	5,737
Research and development	15,623	20,608	50,824	67,965
Acquired research and development milestones	—	1,750	—	15,250
General and administrative	10,884	9,916	38,747	26,911
Restructuring charges	110	55	1,371	795

Total costs and expenses	27,908	33,348	96,041	116,658

Loss from operations	(22,254)	(6,037)	(78,413)	(74,569)
Other income (expense):
Interest income	99	331	409	1,498
Interest expense	(2,100)	(2,714)	(6,279)	(7,934)
Loss on extinguishment of debt, net	—	(724)	—	(10,264)
Other income (expense)	(29)	396	576	6,043

Loss from operations before income taxes	(24,284)	(8,748)	(83,707)	(85,226)
Income tax expense	—	23	—	2,217

Net loss	$(24,284)	$(8,771)	$(83,707)	$(87,443)

Basic and diluted net loss per share	$(0.44)	$(0.19)	$(1.55)	$(2.00)

Shares used in computing basic and diluted net loss per share	54,933	45,431	53,918	43,810

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(83,707)	$(87,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,819	6,828
Stock-based compensation expense	7,079	5,934
Loss on extinguishment of debt, net of transaction costs	—	9,669
Deferred taxes	—	2,275
Net realized gains on sales of available for sale securities	(642)	(6,380)
Deferred rent	(495)	(366)
Changes in operating assets and liabilities:
Accounts receivable, net	1,996	(2,013)
Inventories	783	(1,541)
Other assets	86	(140)
Accounts payable and accrued compensation	666	(1,692)
Other accrued liabilities	(9,473)	(10,013)
Deferred collaboration revenue	(2,454)	(2,454)

Net cash used in operating activities	(81,342)	(87,336)

Cash flows from investing activities:
Purchases of property and equipment	(220)	(225)
Purchases of available-for-sale securities	(158,700)	(81,376)
Sales of available-for-sale securities	9,334	31,021
Maturities of available-for-sale securities	116,297	50,422

Net cash used in investing activities	(33,289)	(158)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	116,216	65,074

Net cash provided by financing activities	116,216	65,074

Net increase (decrease) in cash and cash equivalents	1,585	(22,420)
Cash and cash equivalents at beginning of period	17,007	63,765

Cash and cash equivalents at end of period	$18,592	$41,345

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Extinguishment of debt, net of unamortized debt discount, in exchange for common stock	$—	$30,600

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biotechnology company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Our revenue has been generated from sales of Actimmune and our collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, Roche). The pulmonology portfolio includes our most advanced and lead product candidate, pirfenidone, being developed for the treatment of patients with idiopathic pulmonary fibrosis (IPF), and a research program focused on small molecules for pulmonary diseases. We announced results of the Phase III CAPACITY trials of pirfenidone in February 2009 and submitted our New Drug Application (NDA) for pirfenidone for the reduction of decline in lung function in IPF in the United States in November 2009. Our NDA was accepted by the U.S. Food and Drug Administration (FDA) and granted Priority Review on January 4, 2010. On March 9, 2010, the Pulmonary-Allergy Drugs Advisory Committee (PADAC) of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, on May 4, 2010, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. On August 2, 2010, we and our advisors met with representatives of the Division of Pulmonary, Allergy and Rheumatology Products in the Office of Drug Evaluation II of the FDA to gain a better understanding of the Complete Response Letter. In connection with that meeting, the FDA’s representatives reiterated the request that we conduct an additional phase 3 study to demonstrate the efficacy of pirfenidone in IPF prior to marketing approval. We will spend several months evaluating various regulatory and clinical study approaches to gain marketing approval in the U.S. Additionally, on March 23, 2010, the Marketing Authorization Application (MAA) we submitted to the European Medicines Agency (EMA) seeking approval of pirfenidone for the treatment of IPF in adults was validated. Validation of the MAA by the EMA indicates that the application is complete and that the review process has begun. With respect to our MAA, we received the Day 120 List of Questions assembled from the various members of EMA’s Committee for Medicinal Products for Human Use (CHMP) and have responded to these questions on October 15, 2010 and stand by our previous guidance of a decision regarding approvability of pirfenidone in the EU during the first half of 2011.

On October 6, 2010, we sold our worldwide development and commercialization rights to danoprevir, also known as RG7227 or ITMN-191, to Roche for $175.0 million in cash. In connection with this transaction, the collaboration agreement that we and Roche entered into in October 2006 was terminated. Our remaining hepatology portfolio includes drug discovery and preclinical development of second generation HCV protease inhibitors and NS5A inhibitors.

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

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.). All inter-company balances and transactions have been eliminated. To date, InterMune Canada, Inc. and InterMune Ltd. (U.K.) have been dormant with no assets, liabilities or operations.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $1.8 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively, and consisted solely of Actimmune finished goods.

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

During the nine months ended September 30, 2010, we charged $0.3 million to cost of goods sold for inventory writedowns resulting from the excess of inventory compared to forecasted inventory requirements. We did not incur any charges for inventory writedowns during the nine months ended September 30, 2009.

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

Collaboration revenue derived from our agreement with Roche includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated term of our continuing involvement. Milestone payments received under our collaboration agreement with Roche related to events that are substantive and at risk at the initiation of the agreement are recognized as revenue when the milestones, as defined in the contract, are achieved and collectibility of the milestone is assured. See Notes 1 and 11 regarding the termination of our collaboration agreement with Roche.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable of R&D expenses are recognized as the related R&D expenses by both parties are incurred. Our collaboration agreement with Roche resulted in a net payable of approximately $7.1 million at September 30, 2010 and a net payable of $7.3 million at December 31, 2009. Reimbursements from Roche are credited directly to R&D expense and amounted to $0.2 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. Reimbursements from Roche for the three and nine months ended September 30, 2009 were $1.1 million and $4.5 million, respectively.

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

The securities excluded were as follows (in thousands):

	As of September 30,
	2010	2009
Options	5,474	4,423
Shares issuable upon conversion of convertible notes	6,581	6,766

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(24,284)	$(8,771)	$(83,707)	$(87,443)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	56,011	46,134	54,733	44,429
Less: weighted-average shares subject to repurchase	(1,078)	(703)	(815)	(619)

Weighted-average shares used in computing basic and diluted net loss per share	54,933	45,431	53,918	43,810

Basic and diluted net loss per share	$(0.44)	$(0.19)	$(1.55)	$(2.00)

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$1,045	$742	$2,225	$2,543
General and administrative	2,037	1,095	4,854	3,391

Total stock-based compensation expense	$3,082	$1,837	$7,079	$5,934

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with portions of ASC Topic No. 820, the following table represents our fair value hierarchy for our financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.7 million and $0.5 million, respectively) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$353	$—	$—	$353
Obligations of government-sponsored enterprises	—	87,455	—	87,455
Corporate debt securities	—	17,597	—	17,597
Commercial paper	—	12,897	—	12,897
Auction rate securities	—	—	4,819	4,819

Total	$353	$117,949	$4,819	$123,121

December 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$7,381	$—	$—	$7,381
Obligations of government-sponsored enterprises	—	36,933	—	36,933
Obligations of United States government	—	6,163	—	6,163
Corporate debt securities	—	10,850	—	10,850
Commercial paper	—	19,495	—	19,495
Auction rate securities	—	—	12,663	12,663

Total	$7,381	$73,441	$12,663	$93,485

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

Level 3 assets consist of municipal notes investments, classified as noncurrent assets, with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, and due to the uncertainty of when we will be able to dispose of these securities, we have classified auction rate securities as long-term assets on our balance sheet. These investments were recorded at fair value as of September 30, 2010 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three- and nine- months ended September 30, 2010 and September 30, 2009 (in thousands):

	Auction rate Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,903	$16,752	$12,663	$17,514
Accretion and interest income	7	31	39	76
Net settlements	—	(318)	(6,489)	(2,888)
Unrealized gain/(loss) included in other comprehensive income	(91)	33	(1,394)	1,796

Balance at end of period	$4,819	$16,498	$4,819	$16,498

        The fair value of our long-term convertible debt is estimated based on quoted prices for those or similar instruments. As of September 30, 2010, the fair value of our remaining $45.0 million of 0.25% convertible senior notes due 2011 (“2011 Notes”) was approximately $43.6 million and the fair value of our $85.0 million 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $88.8 million. As of December 31, 2009, the fair value of our $45.0 million 2011 Notes and $85.0 million 2015 Notes were approximately $48.9 million and $83.9 million, respectively. The Company’s 2011 and 2015 Notes are not marked-to-market and are shown at their original issuance value and with respect to the 2011 Notes, shown net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ deficit in the accompanying unaudited Condensed Consolidated Balance Sheet. During 2010, the 2011 Notes were reclassified from noncurrent to current liabilities given their maturity date in March 2011.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of September 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Obligations of government-sponsored enterprises	$87,449	$12	$(6)	$87,455
Money market funds	353	—	—	353
Commercial paper	12,895	2	—	12,897
Corporate debt securities	17,602	2	(7)	17,597
Auction rate securities	4,687	132	—	4,819

Total	$122,986	$148	$(13)	$123,121

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Obligations of government-sponsored enterprises	$36,887	$50	$(4)	$36,933
Money market funds	7,381	—	—	7,381
Commercial paper	19,496	—	(1)	19,495
Corporate debt securities	10,846	4	—	10,850
Obligations of United States government	6,163	—	—	6,163
Auction rate securities	11,137	1,526	—	12,663

Total	$91,910	$1,580	$(5)	$93,485

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three- and nine-months ended September 30, 2010 and 2009. Realized gains were calculated based on the specific identification method and were approximately $0.6 million for the nine-months ended September 30, 2010, consisting primarily of realized gains from the sale of auction rate securities. There were no realized gains or losses for the three months ended September 30, 2010. Realized gains were approximately $0.4 million and $6.4 million, respectively, for the three- and nine-months ended September 30, 2009. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at September 30, 2010 by contractual maturity (in thousands):

	September 30, 2010
	Amortized Cost	Fair Value
Mature in less than one year	$118,299	$118,302
Mature in one to three years	—	—
Mature in over three years	4,687	4,819

Total	$122,986	$123,121

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(24,284)	$(8,771)	$(83,707)	$(87,443)
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $2,275 in the nine-months ended September 30, 2009	(80)	(40)	(1,440)	3,348

Comprehensive loss	$(24,364)	$(8,811)	$(85,147)	$(84,095)

Accumulated other comprehensive income consists of the following at (in thousands):

	September 30, 2010	December 31, 2009
Net unrealized gain on available-for-sale securities	$135	$1,575

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The motions to dismiss in all four cases were heard in February 2009. In April 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety and granted the plaintiffs leave to amend the complaints. Following the initial motion to dismiss, the plaintiffs have filed amended complaints and on January 25, 2010, the Company and the other defendants each filed motions to dismiss the most recently filed amended complaints. Pursuant to stipulation of the parties, plaintiffs have filed an opposition to these motions. All these motions were fully briefed as of March 8, and were heard on May 10, 2010. On September 1, 2010, the Court issued an opinion dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. The Court of Appeals has set a briefing schedule providing that plaintiffs’ opening briefs are due January 10, 2011.

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

The matter was heard by the arbitration panel in May 2009 and the arbitration panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the four complaints and Criminal Action. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. On April 14, 2010, Arch indicated that it still contests coverage, and intends to seek to recover the advanced defense costs from Dr. Harkonen and/or the Company. No proceedings to address the ultimate question of coverage are currently scheduled. Arch, however, recently requested that the arbitration panel address the question whether a judgment entered in the Criminal Action (which will not occur until sentencing) would legally preclude Dr. Harkonen and the Company from re-arguing certain issues of fact that were already determined by such judgment and that were allegedly material to Arch’s contention that it is not obligated to cover Dr. Harkonen’s defense costs. The panel agreed to entertain briefs on the issue. Arch submitted its brief on October 1, 2010. The Company will submit its responsive brief on or before November 1, 2010. The Company believes that regardless of the legal principles that would preclude a party from re-arguing the issues already determined in a judgment in a prior case involving the same parties, Arch is obligated to advance Dr. Harkonen’s defense costs (subject to the Arch policy limit of $5 million) until such time as there is a final disposition of the Criminal Action against Dr. Harkonen after appeal.

Late last year Arch advised the Company that it had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (Old Republic), that the limits of the underlying coverage have been depleted, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and the Criminal Action, but declined to reimburse the Company for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation.

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict. The Old Republic $5.0 million excess coverage is the last layer contained within our overall D&O insurance program covering this matter, and the Company has been notified that the full limits of that policy have been expended as of the second quarter of 2010. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage are to be advanced by the Company in the absence of any available insurance coverage. Dr. Harkonen has signed an undertaking agreeing to repay any such advanced amounts should it be determined ultimately that he is not entitled to be indemnified under the terms of the Indemnity Agreement he signed with the Company. We expect amounts to be advanced by the Company to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty. See also Part II, Item 1 “Legal Proceedings” of this Report on Form 10-Q for further details.

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

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our net revenue by region for the three- and nine-months ended September 30, 2010 and 2009, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$4,788	$6,441	$15,047	$19,479
Europe and other	866	20,870	2,581	22,610

Total net revenue	$5,654	$27,311	$17,628	$42,089

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Four customers represented 27%, 23%, 22% and 14%, respectively, of total trade accounts receivable at September 30, 2010, and three customers represented 36%, 35% and 17%, respectively, of total accounts receivable at December 31, 2009. No other customer represented more than 10% of accounts receivable at September 30, 2010 or December 31, 2009.

Revenue from customers representing 10% or more of total product revenue during the nine month periods ended September 30, 2010 and 2009, was as follows:

	Nine Months Ended September 30,
Customer	2010	2009
CuraScript, Inc.	36%	36%
Nova Factor	25%	29%
Caremark	18%	20%

9. ROCHE COLLABORATION

On April 30, 2010, we further amended our Exclusive License and Collaboration Agreement with Roche, dated as of October 16, 2006, or the Collaboration Agreement. The amendment, among other things, provided us with additional opportunities to opt-out of co-development and co-commercialization of RG7227; allowing us to do so once per year during the September to November time frame of each year with the same consequences currently set forth in the Collaboration Agreement. In October 2010, we and Roche terminated the Collaboration Agreement in connection with the sale of our worldwide development and commercialization rights to danoprevir. See also Notes 1 and 11.

10. RESTRUCTURING CHARGES

In connection with the Complete Response Letter we received from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we announced a reduction in force in May 2010. We expect to incur an aggregate of approximately $1.4 million of restructuring charges during 2010 consisting of severance payments to terminated employees.

The activity in the accrued restructuring balance, included within accrued compensation on the balance sheet, was as follows for the nine months ended September 30, 2010 (in thousands):

	Restructuring Liabilities at December 31, 2009	Charges	Cash Payments	Restructuring Liabilities at September 30, 2010
Workforce reduction	$—	$1,371	$(1,282)	$89

11. SUBSEQUENT EVENT

As discussed in Note 1, on October 6, 2010, we sold our worldwide development and commercialization rights to danoprevir, also known as RG7227 or ITMN-191, to Roche for $175.0 million in cash. We expect to incur approximately $2.4 million in transaction costs. In connection with this transaction, the Collaboration Agreement that we and Roche entered into in October 2006 was terminated.

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

Company Overview

In October 2010, we sold our worldwide development and commercialization rights to danoprevir (also known as RG7227 or ITMN-191) to Roche for $175.0 million in cash, and terminated our collaboration agreement from which we had derived our collaboration revenue. As a result, we have only one product candidate in clinical development, pirfenidone. Our future success is now dependent on our ability to obtain regulatory approval from the United States Food and Drug Administration and the European Medicines Agency to market pirfenidone for the treatment of IPF and our ability to build and implement commercial operations in the United States and Europe to successfully commercialize pirfenidone. Although we announced results for the CAPACITY trials in February 2009 and submitted our NDA for pirfenidone for the treatment of IPF in November 2009, on May 4, 2010, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. To date, pirfenidone has not received marketing approval in either the US or Europe, and will not be marketed for any diseases before 2011, if at all. Our remaining hepatology portfolio includes drug discovery and preclinical development of second generation HCV protease inhibitors and NS5A inhibitors and we are now actively exploring with Roche ways to continue our ongoing work together.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Approved Product

Our sole approved product is Actimmune, approved for the treatment of patients with severe, malignant osteopetrosis and chronic granulomatous disease (CGD). For the three- and nine-month periods ended September 30, 2010, Actimmune accounted for all of our product revenue, and a majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Results of Operations

Revenue

Total revenue was $5.7 million and $27.3 million for the three-month periods ended September 30, 2010 and 2009, respectively, representing a decrease of 79%. In the third quarter of 2009, we received a $20.0 million milestone payment from Roche associated with the initiation of the Phase 2b clinical trial of danoprevir. Actimmune revenue declined approximately 26% in the third quarter of 2010 compared with the same period in 2009. Total revenue was $17.6 million and $42.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively, representing a decrease of 58%. This decrease was attributable to a decrease in sales of Actimmune of approximately $4.5 million, or 23%, as well as the milestone receipt noted above. In early March 2007, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline. For the three- and nine-month periods ended September 30, 2010 and 2009, sales of Actimmune accounted for all of our net product revenue. A majority of this revenue was derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold were $1.3 million and $1.0 million for the three-month periods ended September 30, 2010 and 2009, respectively. The gross margin percentage for Actimmune was 73% and 84% for these periods in 2010 and 2009, respectively. For the nine months ended September 30, 2010, cost of goods sold were $5.1 million compared with $5.7 million for the same period last year. The gross margin percentage for Actimmune was 66% and 71% for these periods in 2010 and 2009, respectively. The decline in gross margin percentage reflects the $0.3 million charge we recorded in the first nine months of 2010 related to excess Actimmune inventories. The decline in dollar value of cost of goods sold for the nine-months ended September 30, 2010 compared to the same period last year reflects the continuing decline of Actimmune revenue.

Research and development expenses

Research and development expenses were $15.6 million and $20.6 million for the three-month periods ended September 30, 2010 and 2009, respectively, representing a decrease of $5.0 million or 24%. Research and development expenses were $50.8 million and $68.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively, representing a decrease of $17.1 million or 25%. The decreases in spending for the three- and nine-month periods ended September 30, 2010 compared with the same periods in 2009 primarily reflect the completion of the CAPACITY clinical trials in early 2009 and the timing of clinical studies of danoprevir in patients chronically infected with HCV.

The following tables list our current product development programs as of September 30, 2010 and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs — Non-specific” under Development Programs is comprised of facilities, personnel costs that are not allocated to a specific development program, or were allocated to discontinued programs, and includes $2.2 million and $2.5 million of stock-based compensation in 2010 and 2009, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of September 30, 2010:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis (CAPACITY)				X*
Anti-inflammatory/antifibrotic	X
Hepatology
RG7227 – Chronic hepatitis C program; protease inhibitor**			X
Next generation protease inhibitor	X
Second Target in hepatology	X

*	Subject to pending NDA and MAA
**	Rights sold to Roche on October 6, 2010

Our development program expenses for the nine-month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended September 30,
Development Program	2010	2009
Pulmonology	$22,588	$36,950
Hepatology	12,050	20,253
Programs — Non-specific	16,186	10,762

Total	$50,824	$67,965

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

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and overall safety and efficacy profile as ultimately decided upon by the FDA. Due to these factors, the Company believes it is difficult to give accurate guidance on the anticipated proportion of the Company’s research and development investments or the future cash inflows from these programs. In addition, due to these same factors and others, the Company can not reasonably estimate the efforts needed and, therefore, the costs it will incur to complete any of the Company’s projects or the estimated time to complete such projects. The Company is also unable to provide costs incurred for specific research and development projects within each major development program as well as the cumulative costs incurred to date given that the Company does not maintain specific financial records to this level of detail. However, a substantial majority of our resources have been used on our pirfenidone and danoprevir (also known as RG7227 or ITMN-191) projects in order to advance them into Phase III and Phase II clinical trials, respectively. Remaining projects within our pulmonology and hepatology development programs are in the preclinical development stage and therefore do not receive a significant amount of investment.

Acquired research and development milestones

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

General and administrative expenses

General and administrative expenses were $10.9 million for the three-month period ended September 30, 2010 and $9.9 million for the same period in 2009, an increase of $1.0 million, or 10%. For the nine-month periods ended September 30, 2010 and 2009, general and administrative expenses were $38.7 million and $26.9 million, respectively, representing an increase of $11.8 million, or 44%. The increased spending for the three- and nine-month periods ended September 30, 2010 compared with the same periods in 2009 can be attributed to costs related to preparation for the potential commercialization of pirfenidone, which received a Complete Response Letter from the FDA in May 2010. Additionally, we incurred $4.9 million of stock-based compensation expense during the nine-month period ended September 30, 2010 compared with $3.4 million during the nine-month period ended September 30, 2009.

Restructuring charges

In connection with the Complete Response Letter we received from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we announced a reduction in force in May 2010. We expect to incur an aggregate of approximately $1.4 million of restructuring charges during 2010, consisting of severance payments to terminated employees.

In connection with the completion and announcement of our CAPACITY trials, we announced a reduction in force in February 2009. We incurred approximately $0.8 million of restructuring charges during the nine-month period ended September 30, 2009 consisting of severance payments to terminated employees.

Interest income

Interest income decreased to $0.1 million for the three-month period ended September 30, 2010, compared to $0.3 million for the three-month period ended September 30, 2009. Interest income also decreased to $0.4 million for the nine-month period ended September 30, 2010, compared to $1.5 million for the nine-month period ended September 30, 2009. These decreases reflect decreasing investment yields on our cash and short-term investments resulting from our current investment portfolio.

Interest expense

Interest expense decreased to $2.1 million in the three-month period ended September 30, 2010, compared with $2.7 million for the three-month period ended September 30, 2009 and decreased to $6.3 million in the nine-month period ended September 30, 2010 from $7.9 million in the nine-month period ended September 30, 2009. The decreases reflect a decline in the amortization of the debt discount on our 0.25% convertible notes due in March 2011 (the 2011 Notes). Beginning in April 2009 and continuing through October 2009, we retired approximately $40.0 million in principal value of our 2011 Notes in exchange for shares of our common stock, which resulted in the reduction of a portion of our debt discount amortization. As a result, in the first nine months of 2010, debt discount amortization was approximately $2.8 million, compared to $3.7 million recorded in the first nine months of 2009.

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

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. As a result, we recognized a net loss on extinguishment of debt of approximately $0.7 million and $10.3 million during the three- and nine-months ended September 30, 2009, respectively.

Other income (expense)

Other income for the nine-months ended September 30, 2010 of $0.6 million is comprised primarily of realized gains from the sale of certain of our auction rate securities. Other income for the nine months ended September 30, 2009 consists primarily of a $6.0 million realized gain from the sale of our shares of Targanta common stock in March 2009.

Income taxes

The $2.2 million income tax expense for the nine-month period ended September 30, 2009 relates to the realized gain on the sale of our investment in Targanta common stock in March 2009.

Liquidity and Capital Resources

At September 30, 2010, we had available cash, cash equivalents and available-for-sale securities of $133.5 million compared to $99.6 million at December 31, 2009. The increase of $33.9 million was primarily driven by the $106.8 million in net proceeds from our January 2010 public offering, partially offset by the use of cash for our operations, as well as a payment of approximately $9.2 million to pay our remaining obligation to the Department of Justice under the terms of the Civil Settlement Agreement. Our cash, cash equivalents and available-for-sale securities balance at September 30, 2010 does not include the $175.0 million proceeds from the sale of our rights to danoprevir to Roche, which was completed on October 6, 2010.

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and, by policy, restrict our exposure by imposing concentration limits and credit worthiness requirements for all corporate issuers. At September 30, 2010, we held approximately $4.8 million of student loan auction rate securities (par value of $5.5 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Our two remaining auction rate securities had been rated AAA up until mid-2009, the highest rating by a rating agency, but each has since been downgraded which we have considered in determining the fair value as of September 30, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. These investments were recorded at fair value as of September 30, 2010 based on a discounted cash flow analysis.

Operating Activities

Cash used in operating activities was $81.3 million during the nine-month period ended September 30, 2010, comprised primarily of a net loss of $83.7 million and a decrease in other accrued liabilities of $9.5 million, partially offset by decreases in accounts receivable and inventories of $2.0 million and $0.8 million, respectively. The decrease in other accrued liabilities reflects the accelerated payment of $9.2 million made to the U.S. Department of Justice in February 2010. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $33.3 million during the nine-month period ended September 30, 2010, comprised primarily of purchases of short-term investments totaling $158.7 million, partially offset by $125.6 million of investment sales and maturities. A significant majority of these purchases were made subsequent to the receipt of proceeds from our January 2010 public offering.

Financing Activities

Cash provided by financing activities of $116.2 million for the nine-month period ended September 30, 2010 was primarily due to the receipt of $106.8 million in net proceeds from our public offering completed in January 2010 and approximately $9.4 million received from employee stock benefit plans.

We believe that we will continue to require substantial additional funding to complete the research and development activities currently contemplated and to commercialize pirfenidone. We believe that our existing cash, cash equivalents and available-for-sale securities, together with the $175.0 million proceeds from the sale of our rights to danoprevir to Roche, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, this forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

At September 30, 2010, we held approximately $4.8 million of student loan auction rate securities (par value of $5.5 million), classified as long-term assets, which are substantially backed by the federal government. Beginning in February 2008, auctions failed for the entire portfolio of our auction rate securities and have continued to fail since. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. Our two remaining auction rate securities had been rated AAA up until mid-2009, the highest rating by a rating agency, but each has since been downgraded which we have considered in determining the fair value as of September 30, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. These investments were recorded at fair value as of September 30, 2010 based on a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of these securities. Given the current market environment, these assumptions are volatile and subject to change, which could result in significant changes to the fair value of these securities in future periods. We used seven years as the expected holding period.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2010 by effective maturity (in millions, except percentages):

	2010	2011	2012	2013	2014 and Beyond	Total	Fair Value at September 30, 2010
Assets:
Available-for-sale securities	$76.5	$41.8	—	—	$5.5	$123.8	$123.1
Average interest rate	0.5%	0.4%	—	—	1.4%	0.5%	—
Liabilities:
0.25% convertible senior notes due 2011	—	$45.0	—	—	—	$45.0	$43.6
Average interest rate	—	0.25%	—	—	—	0.25%	—
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$88.8
Average interest rate	—	—	—	—	5.0%	5.0%	—

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

Management assessed our internal control over financial reporting as of September 30, 2010, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2010. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The motions to dismiss in all four cases were heard in February 2009. In April 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety and granted the plaintiffs leave to amend the complaints. Following the initial motion to dismiss, the plaintiffs have filed amended complaints and on January 25, 2010, the Company and the other defendants each filed motions to dismiss the most recently filed amended complaints. Pursuant to stipulation of the parties, plaintiffs have filed an opposition to these motions. All these motions were fully briefed as of March 8, and were heard on May 10, 2010. On September 1, 2010, the Court issued an opinion dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. The Court of Appeals has set a briefing schedule providing that plaintiffs’ opening briefs are due January 10, 2011.

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

The matter was heard by the arbitration panel on May 8, 2009. On May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and Criminal Action. Arch subsequently has begun advancing such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. On April 14, 2010, Arch indicated that it still contests coverage, and intends to seek to recover the advanced defense costs from Dr. Harkonen and/or the Company. No proceedings to address the ultimate question of coverage are currently scheduled. Arch, however, recently requested that the arbitration panel address the question whether a judgment entered in the Criminal Action (which will not occur until sentencing) would legally preclude Dr. Harkonen and the Company from re-arguing certain issues of fact that were already determined by such judgment and that were allegedly material to Arch’s contention that it is not obligated to cover Dr. Harkonen’s defense costs. The panel agreed to entertain briefs on the issue. Arch submitted its brief on October 1, 2010. The Company will submit its responsive brief on or before November 1, 2010. The Company believes that regardless of the legal principles that would preclude a party from re-arguing the issues already determined in a judgment in a prior case involving the same parties, Arch is obligated to advance Dr. Harkonen’s defense costs (subject to the Arch policy limit of $5 million) until such time as there is a final disposition of the Criminal Action against Dr. Harkonen after appeal.

Late last year Arch advised the Company that it had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense costs invoices submitted to Arch collectively exceed the policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (Old Republic), that the limits of the underlying coverage have been depleted, and the Company has submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the Jarrett, Rybkoski, Zurich, GEHA and the Criminal Action, but declined to reimburse the Company for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation.

We believe no change to the status of the interim Arbitration Award has occurred solely due to a jury verdict. The Old Republic $5.0 million excess coverage is the last layer contained within our overall D&O insurance program covering this matter, and the Company has been notified that the full limits of that policy have been expended as of the second quarter of 2010. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage are to be advanced by the Company in the absence of any available insurance coverage. Dr. Harkonen has signed an undertaking agreeing to repay any such advanced amounts should it be determined ultimately that he is not entitled to be indemnified under the terms of the Indemnity Agreement he signed with the Company. We expect amounts to be advanced by the Company to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

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

Risks Related to the Development of Our Products and Product Candidates

As a result of our sale of our development and commercialization rights to danoprevir to Roche, we are dependent on the success of pirfenidone for the treatment of IPF, which may never receive regulatory approval in the United States or Europe, or even if it receives regulatory approval, be successfully commercialized.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. In March 2007, we discontinued our development of Actimmune for treatment of IPF.

In October 2010, we sold to Roche all of our worldwide development and commercialization rights to danoprevir (also known as RG7227 or ITMN-191) for $175.0 million in cash, and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, we have only one product candidate in clinical development, pirfenidone, and our future success is dependent on our efforts to obtain regulatory approval from the United States Food and Drug Administration and the European Medicines Agency for, pirfenidone for the treatment of IPF and our ability to build a commercial operation in the United States and Europe and successfully commercialize pirfenidone. Although we announced results for the CAPACITY trials in February 2009 and submitted our NDA for pirfenidone for the treatment of IPF in November 2009, on May 4, 2010, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. To date, pirfenidone has not received marketing approval and will not be marketed for any diseases before 2011, if at all. Because we do not currently have another product candidate in clinical development, if we do not receive regulatory approval for pirfenidone for the treatment of IPF, our ability to commercialize a new product or generate additional revenues will be seriously harmed. We may experience delays in regulatory approval for pirfenidone, if it is approved at all. If we experience delays in regulatory approval for pirfenidone, our stock price may be negatively affected.

We may also fail to develop our other earlier stage product candidates on schedule, or at all, for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates.” If this were to occur, we will continue to be dependent on the successful commercialization of pirfenidone, our development costs would increase and our ability to generate revenue could be impaired.

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended indication applied for in the NDA or respective regulatory file. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, we terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. We do not intend to conduct further development of Actimmune for the treatment of IPF. In addition, we reported that our exploratory Phase II clinical trial evaluating Actimmune for the potential treatment of advanced liver fibrosis caused by HCV in patients who have failed standard antiviral therapy failed to meet its primary endpoint. As a result, we do not intend to conduct further development of Actimmune for the treatment of liver fibrosis. For specific risks related to the pirfenidone development program, please see the risk factor titled “If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases” below.

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

•

third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

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

In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

In the event we are unable to enter into another collaborative arrangement with Roche (or other collaborators) for our other HCV research programs, our business and, in particular, the development and commercialization of our HCV protease inhibitor program could be significantly harmed.

        We have historically depended upon one collaboration partner, Roche, for support in the development and commercialization of our HCV protease inhibitor program. In connection with our divestiture of danoprevir, we terminated our Collaboration Agreement with Roche. Although the Collaboration Agreement included our lead candidate compound danoprevir, we also agreed to collaborate with Roche on a research program to identify, develop and commercialize novel second-generation HCV protease inhibitors. While we are actively exploring with Roche ways to continue our collaboration with respect to our other HCV research programs, if we are unable to enter into another similar arrangement with Roche (or with other collaborators) for such other HCV research programs, our business and, in particular, the development and commercialization of our HCV research program, could be materially adversely affected.

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

Risks Related to Our Financial Results and Other Risks Related to Our Business

As a result of the termination of our Collaboration Agreement with Roche, Roche has the right to market and sell products that compete with our product candidates, and any competition by Roche could have a material adverse effect on our business.

In connection with sale of all our worldwide development and commercialization rights to danoprevir to Roche, the Collaboration Agreement we entered into with Roche in October 2006 was terminated. Prior to its termination, Roche had agreed pursuant to the Collaboration Agreement that, except as set forth in the Collaboration Agreement, it would not develop or commercialize specific competitive products meeting certain criteria during the exclusivity period, which extended until October 2011. As a result of the termination of the Collaboration Agreement, Roche may now freely develop or commercialize competitive products, including danoprevir, which could be competitive with our remaining HCV program. Roche has significantly greater financial, technical and human resources than we have and they are better equipped to discover, develop, manufacture and commercialize products. In addition, Roche has more extensive experience than we have in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Roche competes with us, our business could be materially and adversely affected.

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

Due to cash constraints or for strategic business reasons we may decide to take certain actions that reduce our expenses. For example, we sold to Roche our worldwide development and commercialization rights to danoprevir and received $175.0 million from the sale of such rights. On a forward-looking basis we will not incur the expense associated with further investment in danoprevir, however, our rights to share profits from sales of danoprevir in the United States have also been terminated, and, as a result our business and future financial results may be harmed.

Negative conditions in the global markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2010, our long-term investments included $4.8 million at fair value (par value of $5.5 million) of high-grade auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Beginning February 2008, auctions failed for our entire portfolio of auction rate securities and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In 2008, we recorded an impairment charge of $3.5 million for the write-down of the carrying value of these securities as we believe the decline in market value is other-than-temporary. If we attempt to liquidate a portion or all of our holdings in these securities in the near future, we may incur further losses.

If we materially breach the representations and warranties we made to Roche under the Asset Purchase Agreement or any of our other contractual obligations, Roche has the right to seek indemnification from us for damages it suffers as a result of such breach. These amounts could be significant.

We have agreed to indemnify Roche and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the Asset Purchase Agreement we entered into with Roche and its affiliates in connection with our sale of our worldwide development and commercialization rights to danoprevir. If one or more of our representations and warranties were not true at the time we made them to Roche, we would be in breach of the Asset Purchase Agreement. In the event of a breach by us, Roche has the right to seek indemnification from us for damages suffered by Roche as a result of such breach. The amounts for which we could become liable to Roche may be significant.

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

We had 107 full-time employees as of October 29, 2010, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Item 6.	Exhibits.

Exhibit Number	Description of Document

2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010 (1)

3.1	Amended and Restated Certificate of Incorporation of InterMune.(2)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(3)

3.3	Amended and Restated Bylaws of InterMune.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(6)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

10.1	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (8)

10.2	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (8)

10.3	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(8)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(8)

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(8)

(1)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on October 12, 2010.
(2)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(6)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(8)	Filed herewith.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/S/ BRUCE TOMLINSON
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: November 5, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010 (1)

3.1	Amended and Restated Certificate of Incorporation of InterMune.(2)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(3)

3.3	Amended and Restated Bylaws of InterMune.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(6)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

10.1	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (8)

10.2	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (8)

10.3	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(8)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(8)

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(8)

(1)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on October 12, 2010.
(2)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(6)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(8)	Filed herewith.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.