Form 10-Q
period 2011-03-31
INTERMUNE INC
filed 2011-05-10
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 59,186,899 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,153	$110,584
Available-for-sale securities	204,129	184,489
Accounts receivable, net of allowances of $36 at March 31, 2011 and December 31, 2010	2,164	1,710
Inventories	2,039	1,151
Prepaid expenses and other current assets	4,034	3,609

Total current assets	262,519	301,543
Acquired product rights	20,000	—
Property and equipment, net	885	1,246
Other assets (includes restricted cash of $1,434 at March 31, 2011 and $1,432 at December 31, 2010)	2,229	2,358

Total assets	$285,633	$305,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,529	$7,994
Accrued compensation	4,405	6,578
Convertible notes – current portion	—	44,300
Other accrued liabilities	10,884	11,189

Total current liabilities	23,818	70,061
Deferred rent	53	238
Convertible notes – noncurrent portion	85,000	85,000
Other long term liabilities	821	548
Commitments and contingencies
Stockholders’ equity:
Common stock	59	57
Additional paid-in capital	1,001,062	942,375
Accumulated other comprehensive income (loss)	18	(37)
Accumulated deficit	(825,198)	(793,095)

Total stockholders’ equity	175,941	149,300

Total liabilities and stockholders’ equity	$285,633	$305,147

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(Unaudited, in thousands, except per share amounts)
Revenue, net
Actimmune	$5,052	$5,264
Collaboration revenue	1,300	818

Total revenue, net	6,352	6,082
Costs and expenses:
Cost of goods sold	2,286	2,643
Research and development	16,838	20,477
General and administrative	17,576	15,131

Total costs and expenses	36,700	38,251

Loss from operations	(30,348)	(32,169)
Other income:
Interest income	138	177
Interest expense	(1,787)	(2,101)
Other (expense) income	(106)	15

Net loss	$(32,103)	$(34,078)

Basic and diluted loss per share
Net loss per share	$(0.57)	$(0.66)

Shares used in computing basic and diluted net loss per share	56,377	51,930

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(32,103)	$(34,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,208	1,618
Stock-based compensation expense	5,179	3,867
Deferred rent	(185)	(141)
Other	(35)	(32)
Changes in operating assets and liabilities:
Accounts receivable, net	(454)	944
Inventories	(888)	797
Other assets	(340)	175
Accounts payable and accrued compensation	(1,365)	(1,240)
Other accrued liabilities	(305)	(7,061)
Deferred collaboration revenue	—	(818)

Net cash used in operating activities	(29,288)	(35,969)

Cash flows from investing activities:
Acquisition of product rights	(20,000)	—
Purchases of property and equipment	(140)	(156)
Purchases of available-for-sale securities	(82,571)	(86,383)
Sales of available-for-sale securities	25,210	200
Maturities of available-for-sale securities	37,811	37,901

Net cash used in investing activities	(39,690)	(48,438)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	106,832
Proceeds from issuance of common stock under employee stock benefit plans	8,547	8,049

Net cash provided by financing activities	8,547	114,881

Net (decrease) increase in cash and cash equivalents	(60,431)	30,474
Cash and cash equivalents at beginning of period	110,584	17,007

Cash and cash equivalents at end of period	$50,153	$47,481

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$44,963	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Additionally, we have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). We are preparing for commercial launch in the EU under the trade name Esbriet®, which we currently expect to launch first in Germany in September 2011. We also have a hepatology portfolio of small molecule compounds that are currently in pre-clinical research.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.) along with our subsidiaries located in Germany, France, Switzerland, Spain, and Italy. All inter-company balances and transactions have been eliminated. To date, InterMune Canada Inc. has been dormant with no assets, liabilities or operations.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our allowances for doubtful accounts, returns, chargebacks, cash discounts and rebates; excess/obsolete inventories; the effects of inventory purchase commitments on inventory; certain accrued clinical and preclinical expenses and contingent liabilities and provision for income taxes. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $2.0 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively, and consisted solely of Actimmune finished goods at December 31, 2010. At March 31, 2011, inventories include approximately $0.2 million of Esbriet inventory comprised of costs incurred for in-process inventory since the date of EU approval.

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

We did not incur any charges for inventory writedowns during the quarter ended March 31, 2011. During the quarter ended March 31, 2010, we charged $0.3 million to cost of goods sold for inventory writedowns resulting from the excess of inventory compared to forecasted inventory requirements. As of March 31, 2011, we had firm commitments to purchase approximately $1.4 million of Actimmune inventory and approximately $4.5 million of Esbriet inventory.

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the Food and Drug Administration (“FDA”) or EU for marketing are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, the remaining patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value and/or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA or EU for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs.

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

In December 2010, we entered into a new agreement with Roche that will focus on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche will fund all research costs related to the programs for the period of July 1, 2010 through June 30, 2011, the effective term of the agreement. During the first quarter of 2011, we received $1.3 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue. We will also be entitled to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of licensed compounds resulting from this new collaboration.

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

The securities excluded were as follows (in thousands):

	As of March 31,
	2011	2010
Options	4,872	4,141
Shares issuable upon conversion of convertible notes	4,502	6,581

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net loss	$(32,103)	$(34,078)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	57,419	52,573
Less: weighted-average shares subject to restrictions	(1,042)	(643)

Weighted-average shares used in computing basic and diluted net loss per share	56,377	51,930

Basic and diluted net loss per share	$(0.57)	$(0.66)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$2,092	$1,550
General and administrative	3,087	2,317

Total stock-based compensation expense	$5,179	$3,867

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this update on January 1, 2011 did not have a material impact on our condensed consolidated financial statements as we did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past multiple-element arrangements.

In April 2010, the FASB issued Update No. 2010-17, “Milestone Method of Revenue Recognition – a consensus of the Emerging Issues Task Force.” The objective of the update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. This guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, which we adopted on a prospective basis on January 1, 2011. The election of the milestone method did not have a material impact on our condensed consolidated financial statements and is not expected to result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

3. FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.4 million and $0.8 million, respectively) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$69	$—	$—	$69
Obligations of government-sponsored enterprises	—	140,522	—	140,522
Commercial paper	—	66,079	—	66,079
Corporate debt securities	—	26,616	—	26,616

Total	$69	$233,217	$—	$233,286

December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$96	$—	$—	$96
Obligations of government-sponsored enterprises	—	178,907	—	178,907
Commercial paper	—	74,780	—	74,780
Corporate debt securities	—	24,286	—	24,286

Total	$96	$277,973	$—	$278,069

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

The fair value of our long-term convertible debt is estimated based on quoted prices for those or similar instruments. As of March 31, 2011, the fair value of our $85.0 million 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $212.7 million. As of December 31, 2010, the fair value of our $85.0 million 2015 Notes was approximately $173.9 million. Our 2015 Notes are not marked-to-market and are shown at their original issuance value in the accompanying unaudited Condensed Consolidated Balance Sheet.

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of March 31, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Obligations of government-sponsored enterprises	$140,479	$55	$(12)	$140,522
Money market funds	69	—	—	69
Commercial paper	66,079	—	—	66,079
Corporate debt securities	26,607	9	—	26,616

Total	$233,234	$64	$(12)	$233,286

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of government-sponsored enterprises	$178,925	$28	$(46)	$178,907
Money market funds	96	—	—	96
Commercial paper	74,780	—	—	74,780
Corporate debt securities	24,301	—	(15)	24,286

Total	$278,102	$28	$(61)	$278,069

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three-months ended March 31, 2011 and 2010. Realized gains were calculated based on the specific identification method and were not material for each of the three-months ended March 31, 2011 and March 31, 2010. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at March 31, 2011 by contractual maturity (in thousands):

	March 31, 2011
	Amortized Cost	Fair Value
Mature in less than one year	$210,244	$210,291
Mature in one to three years	22,990	22,995
Mature in over three years	—	—

Total	$233,234	$233,286

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities and cumulative foreign currency translation adjustment. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(32,103)	$(34,078)
Cumulative foreign currency translation adjustment	(31)	—
Change in unrealized gain (loss) on available-for-sale securities	86	(134)

Comprehensive loss	$(32,048)	$(34,212)

Accumulated other comprehensive income (loss) consists of the following at (in thousands):

	March 31, 2011	December 31, 2010
Cumulative foreign currency translation adjustment	$(34)	$(3)
Net unrealized gain (loss) on available-for-sale securities	52	(34)

Total accumulated other comprehensive income (loss)	$18	$(37)

6. ACQUIRED PRODUCT RIGHTS

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. A future contingent acquisition payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi. Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

7. CONVERTIBLE DEBT

As of March 1, 2011, the holders of all of our then-outstanding 0.25% convertible senior notes due March 1, 2011 (the “2011 Notes”), approximately $45.0 million in aggregate principal, elected to convert the outstanding 2011 Notes into an aggregate of 2,078,561 shares of our common stock. As a result, there are no 2011 Notes that remain outstanding and we have no further obligations under the indenture governing the 2011 Notes.

8. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $42.1 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $42.1 million in aggregate milestone payments, a $20.0 million contingent payment would be made by us only if registration in the United States is achieved for pirfenidone. Potential milestone payments of $9.6 million are related to the further development of Actimmune, which we have no current plans to pursue, and therefore we do not expect to pay these amounts. Included in the $42.1 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array BioPharma, Inc. and Novartis Corporation, of which Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”) has agreed to reimburse us in connection with our sale of danoprevir to Roche.

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

The motions to dismiss in all four cases were heard in February 2009. In April 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety and granted the plaintiffs leave to amend the complaints. Following the initial motion to dismiss, the plaintiffs have filed amended complaints and on January 25, 2010, the Company and the other defendants each filed motions to dismiss the most recently filed amended complaints. Pursuant to stipulation of the parties, plaintiffs have filed an opposition to these motions. All these motions were fully briefed as of March 8, and were heard on May 10, 2010. On September 1, 2010, the Court issued an opinion dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ opening briefs were filed on February 14, 2011. The Company and other defendants’ filed their appellees’ briefs on April 7, 2011 and plaintiffs’ optional reply briefs are currently due May 13, 2011.

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

Dr. Harkonen has been named as a defendant in the civil action lawsuits described above and became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a notice of appeal on April 25, 2011. Under the terms of the Indemnity Agreement, the Company has an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including any appeal by Dr. Harkonen of his recent sentence.

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

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration sought an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and the Criminal Action, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation.

The matter was heard by the arbitration panel and on May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action. Arch subsequently advanced such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. While the Company is evaluating whether the Court’s denial of Dr. Harkonen’s post-trial motions and his sentencing would constitute a final judgment as defined by the D&O liability insurance policy, at this time, it does not believe there is any change in the current situation with respect to this arbitration or the application of the D&O liability insurance in general.

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

The arbitration panel deferred addressing that question until the completion of Dr. Harkonen’s sentencing. The arbitration panel directed the parties to file simultaneous memoranda within 15 days after sentencing advising the panel of the District Court’s action related to sentencing and any findings bearing on this question, and addressing the issue of the collateral estoppel consequences, if any, of the District Court’s action relating to sentencing and sentence enhancement. The parties submitted such memoranda on April 28, 2011, and are awaiting further word from the panel.

The Company believes no change to the status of the interim Arbitration Award has occurred solely due to the trial court judgment, therefore the Company has not recorded any accrued liabilities associated with this matter.

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

Our net revenue by region for the three-months ended March 31, 2011 and 2010, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$4,931	$5,216
Europe and other	1,421	866

Total net revenue	$6,352	$6,082

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 35%, 26% and 17%, respectively, of total trade accounts receivable at March 31, 2011, and three customers represented 37%, 33% and 11%, respectively, of total accounts receivable at December 31, 2010. No other customer represented more than 10% of accounts receivable at March 31, 2011 or December 31, 2010.

Revenue from customers representing 10% or more of total product revenue during the three month periods ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
Customer	2011	2010
CuraScript, Inc.	29%	39%
Nova Factor	21%	27%
Caremark	17%	19%
McKesson	15%	2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Company Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies in pulmonology and hepatology. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. Hepatology is the field of medicine concerned with the diagnosis and treatment of disorders of the liver. We currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Additionally, we have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization in the European Union (“EU”) for the treatment in adults of mild to moderate idiopathic pulmonary fibrosis (“IPF”). We are preparing for commercial launch in the EU under the trade name Esbriet®, which we currently expect to launch first in Germany in September 2011. We also have a hepatology portfolio of small molecule compounds that are currently in pre-clinical research.

Pirfenidone, a treatment for IPF, a progressive and fatal lung disease, has completed the global Phase 3 CAPACITY clinical development program. In 2004, both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) granted orphan drug status to pirfenidone for the treatment of IPF. In March 2010, we filed a Marketing Authorisation Application (“MAA”) with the EMA seeking approval of pirfenidone for the treatment of patients with mild to moderate IPF. In December 2010, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion recommending the granting of our MAA for pirfenidone within the European Union. We received notification of ratification of the CHMP opinion by the European Commission in March 2011, which authorizes the marketing of Esbriet (pirfenidone) in all 27 member states of the European Union effective February 28, 2011.

To support our anticipated marketing efforts for Esbriet in Europe, we are currently working to expand our commercial infrastructure within the European Union, including an increase to our employee headcount in that region. In December 2010, we announced several additions to our senior leadership team in support of our commercialization of Esbriet as well as the establishment of our European headquarters in Reinach, Switzerland. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. We have established wholly-owned subsidiaries in various countries, primarily to support our expected commercialization of Esbriet in Europe including subsidiaries in the United Kingdom, Germany, France, Switzerland, Spain, Italy and Canada.

In January 2010, the FDA accepted our New Drug Application (“NDA”) for pirfenidone for the treatment of patients with mild to moderate IPF and granted priority review status for our NDA. In March 2010, the Pulmonary-Allergy Drugs Advisory Committee (“PADAC”) of the FDA voted 9-3 in favor of recommending approval of the Company’s NDA for pirfenidone to reduce decline in lung function in patients with IPF. However, in May 2010, we received a Complete Response Letter from the FDA requesting the conduct of an additional clinical trial to provide additional evidence of the efficacy of pirfenidone to reduce decline in lung function in patients with IPF. After reviewing various regulatory and clinical development options to gain approval of pirfenidone for commercial use within the United States, in January 2011 we reported that, as recommended by the FDA in its Complete Response Letter, the Company currently plans to conduct a new Phase 3 clinical study that, if successful, would demonstrate a clinically meaningful effect on forced vital capacity in patients with mild to moderate IPF, with the goal of having the first patient enrolled in the study during the first half of 2011. In March 2011, we met with the FDA to discuss our plans and proposed trial design for a Phase 3 clinical study, including our proposal to conduct a 52 week study.

Our second area of therapeutic focus has been in the area of hepatology, primarily to expand treatment options for patients suffering from chronic hepatitis C virus (“HCV”) infection. From October 2006 to October 2010, we had been in a research and development collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”) for products from our HCV protease inhibitor program, including our compound danoprevir (formerly known as ITMN-191), as a treatment for HCV infection. In October 2010, we sold our worldwide development and commercialization rights to danoprevir to Roche for $175.0 million in cash. In connection with this transaction, our October 2006 collaboration agreement with Roche was terminated. Our remaining hepatology portfolio includes drug discovery and preclinical development of second generation HCV protease inhibitors and NS5A inhibitors. In December 2010, we entered into a new agreement with Roche pursuant to which we will continue to conduct research in small molecule protease inhibitors for the treatment of HCV infection.

Results of Operations

Revenue

Total revenue was $6.4 million and $6.1 million for the three-month periods ended March 31, 2011 and 2010, respectively, representing an increase of 4%. This increase was attributable to an increase in collaboration revenue in 2011, which is comprised of the reimbursement from Roche for research services performed by us on behalf of Roche under our new agreement. Collaboration revenue in 2010 consists of the amortization of previously deferred revenue earned under the prior collaboration agreement with Roche. This increase was offset by a decrease in sales of Actimmune of approximately $0.2 million, or 4%. In early March 2008, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold were $2.3 million and $2.6 million for the three-month periods ended March 31, 2011 and 2010, respectively. Gross margin for our products was 55% and 50% for these periods in 2011 and 2010, respectively. The improvement in gross margin reflects the $0.3 million charge we recorded in the first quarter of 2010 related to excess Actimmune inventories. The decline in dollar value of cost of goods sold for the three-months ended March 31, 2011 compared to the same period last year also reflects the continuing decline of Actimmune revenue.

Research and development expenses

Research and development expenses were $16.8 million and $20.5 million for the three-month periods ended March 31, 2011 and 2010, respectively, representing a decrease of $3.6 million, or 18%. The decrease primarily reflects the timing of the preparation of regulatory filings for pirfenidone and the decrease in research and development costs associated with the divestiture of danoprevir in October 2010, partially offset by an increase in stock compensation expense related to awards tied to the European Commission’s decision to grant marketing authorization for Esbriet.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $2.1 million and $1.5 million of stock-based compensation in 2011 and 2010, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of March 31, 2011:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis				X	*
Hepatology
Next generation protease inhibitors	X
NS5A inhibitors	X

*	Granted marketing authorization for Esbriet in the European Union effective February 2011.

Our development program expenses for the three-month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
Development Program	2011	2010
Pulmonology	$9,554	$9,515
Hepatology	1,511	4,283
Programs — Non-specific	5,773	6,679

Total	$16,838	$20,477

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

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs. In addition, due to these same factors and others, we are unable to reasonably estimate the efforts needed and, therefore, the costs we will incur to complete any of our projects or the estimated time to complete such projects. We are also unable to provide costs incurred for specific research and development projects within each major development program as well as the cumulative costs incurred to date given that we do not maintain specific financial records to this level of detail. However, a substantial majority of our resources have been invested in our pirfenidone project and, prior to our divesture, former danoprevir project in order to advance them into Phase 3 and Phase 2 clinical development, respectively. The remaining projects within our hepatology research programs are in the preclinical development stage and therefore do not receive a significant amount of investment.

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

General and administrative expenses

General and administrative expenses were $17.6 million for the three-month period ended March 31, 2011 and $15.1 million for the same period in 2010, an increase of $2.4 million, or 16%. This increase is primarily attributed to preparation costs related to the commercialization of Esbriet, including establishment of a European infrastructure. Additionally, we incurred $3.1 million of stock-based compensation expense during the three-month period ended March 31, 2011, a majority of this related to awards tied to the European Commission’s decision to grant marketing authorization for Esbriet. This compares with $2.3 million during the three-month period ended March 31, 2010.

Interest income

Interest income decreased to $0.1 million for the three-month period ended March 31, 2011, compared to $0.2 million for the three-month period ended March 31, 2010. This decrease primarily reflects decreasing investment yields on our cash and short-term investments resulting from our current investment portfolio.

Interest expense

Interest expense decreased to $1.8 million in the three-month period ended March 31, 2011, compared with $2.1 million for the three-month period ended March 31, 2010. The decline reflects a decline in the amortization of the debt discount on our 0.25% convertible notes due and converted on March 1, 2011. As a result, in the first quarter of 2011, debt discount amortization was approximately $0.7 million, compared to $0.9 million recorded in the first quarter of 2010.

Liquidity and Capital Resources

At March 31, 2011, we had available cash, cash equivalents and available-for-sale securities of $254.3 million compared to $295.1 million at December 31, 2010. The decrease of $40.8 million was primarily driven by the use of cash for our operations as well as the aggregate milestone payment of $20.0 million to Marnac and KDL in connection with our receipt of the marketing authorization for Esbriet in the European Union. This decrease was partially offset by proceeds of approximately $8.5 million received from the issuance of shares of our common stock in connection with employee stock option exercises.

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

Operating Activities

Cash used in operating activities was $29.3 million during the three-month period ended March 31, 2011, comprised primarily of a net loss of $32.1 million and a decrease in accounts payable and accrued compensation of $1.4 million. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $39.7 million during the three-month period ended March 31, 2011, comprised primarily of purchases of short-term investments totaling $82.6 million and the aggregate payment of $20.0 million to Marnac and KDL in connection with our receipt of the marketing authorization for Esbriet in the European Union, partially offset by $63.0 million of short-term investment sales and maturities.

Financing Activities

Cash provided by financing activities of $8.5 million for the three-month period ended March 31, 2011 was due to the exercise of stock options by our employees.

We expect to incur net losses in the near term as we continue our preparations for the commercial launch of Esbriet in the European Union, continue the development of pirfenidone for approval in the United States, including the launch of a new Phase 3 clinical study in the first half of 2011, continue our research in the area of hepatology, and continue to grow our operational capabilities, particularly in the European Union. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Actimmune will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Part II Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to our preparations for the commercial launch of Esbriet in the European Union, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	the timing of the launch and the financial requirements of our Phase 3 clinical study of pirfenidone in the U.S.;

•	sales of Actimmune or any of our product candidates in development that receive commercial approval;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt; and

•	the timing and size of the payments we may receive from collaboration or research agreements.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this update on January 1, 2011 did not have a material impact on our condensed consolidated financial statements as we did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past multiple-element arrangements.

In April 2010, the FASB issued Update No. 2010-17, “Milestone Method of Revenue Recognition – a consensus of the Emerging Issues Task Force.” The objective of the update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. This guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, which we adopted on a prospective basis on January 1, 2011. The election of the milestone method did not have a material impact on our condensed consolidated financial statements and is not expected to result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately 2 years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2011 by effective maturity (in millions, except percentages):

	2011	2012	2013	2014	2015 and Beyond	Total	Fair Value at March 31, 2011
Assets:
Available-for-sale securities	$157.6	$75.6	—	—	—	$233.2	$233.3
Average interest rate	0.2%	0.5%	—	—	—	0.3%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$212.7
Average interest rate	—	—	—	—	5.0%	5.0%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory and presently have obligations in euros related to our expansion efforts currently underway in the European Union. We regularly evaluate the cost-benefit of entering into foreign currency forward contracts to partially mitigate our currency exposure, but presently have no foreign currency hedge agreements outstanding.

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

Management assessed our internal control over financial reporting as of March 31, 2011, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The motions to dismiss in all four cases were heard in February 2009. In April 2009, the Court granted the motions to dismiss the complaints in all four cases in their entirety and granted the plaintiffs leave to amend the complaints. Following the initial motion to dismiss, the plaintiffs have filed amended complaints and on January 25, 2010, the Company and the other defendants each filed motions to dismiss the most recently filed amended complaints. Pursuant to stipulation of the parties, plaintiffs have filed an opposition to these motions. All these motions were fully briefed as of March 8, and were heard on May 10, 2010. On September 1, 2010, the Court issued an opinion dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ opening briefs were filed on February 14, 2011. The Company and other defendants’ filed their appellees’ briefs on April 7, 2011 and plaintiffs’ optional reply briefs are currently due May 13, 2011.

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

Dr. Harkonen has been named as a defendant in the civil action lawsuits described above and became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a notice of appeal on April 25, 2011. Under the terms of the Indemnity Agreement, the Company has an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including any appeal by Dr. Harkonen of his recent sentence.

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

On January 13, 2009, the Company submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration sought an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and the Criminal Action, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation.

The matter was heard by the arbitration panel and on May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting the Company’s request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action. Arch subsequently advanced such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. While the Company is evaluating whether the Court’s denial of Dr. Harkonen’s post-trial motions and his sentencing would constitute a final judgment as defined by the D&O liability insurance policy, at this time, it does not believe there is any change in the current situation with respect to this arbitration or the application of the D&O liability insurance in general.

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

The arbitration panel deferred addressing that question until the completion of Dr. Harkonen’s sentencing. The arbitration panel directed the parties to file simultaneous memoranda within 15 days after sentencing advising the panel of the District Court’s action related to sentencing and any findings bearing on this question, and addressing the issue of the collateral estoppel consequences, if any, of the District Court’s action relating to sentencing and sentence enhancement. The parties submitted such memoranda on April 28, 2011, and are awaiting further word from the panel.

The Company believes no change to the status of the interim Arbitration Award has occurred solely due to the trial court judgment, therefore the Company has not recorded any accrued liabilities associated with this matter.

Item 1A.	Risk Factors.

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors, in addition to other information in this Report. We are identifying these risk factors as important factors that may have a material adverse effect on our business, financial condition or results of operations or could cause our results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

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

We intend to initiate a Phase 3 clinical study to support approval of pirfenidone for commercial use within the United States, the results of which may fail to demonstrate the efficacy of pirfenidone to the FDA and may have a negative effect on sales of Esbriet in the European Union.

We are currently evaluating our clinical development options to gain approval of pirfenidone for commercial use within the United States and have plans to begin a new Phase 3 clinical study during the second quarter of 2011. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to support regulatory approval of pirfenidone. In particular, in our meeting with the FDA in March 2011, the FDA indicated that while it would prefer a study with a mortality endpoint or a longer duration study with an FVC endpoint, the FDA agreed that an FVC study of 52 week duration could support US approval. The FDA further indicated that a study with an FVC endpoint will need to provide supportive evidence of an effect on mortality. If the results of the Phase 3 clinical trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then sales of Esbriet in the European Union may suffer. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the European Union. Because of our dependence on the commercial success of pirfenidone, a negative outcome in the Phase 3 clinical study or negative regulatory outcome by the FDA could materially and adversely affect our business and prospects. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to the Government Regulation and Approval of Our Products and Product Candidates.”

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

Our CAPACITY trials were conducted without a Special Protocol Assessment (SPA) with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain an SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint and reviewed the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we did not replicate the efficacy of pirfenidone for the treatment of IPF in a second pivotal study. Moreover, because the data base for the Shionogi Phase 3 study was not included in our NDA, the FDA did not consider this study to support the efficacy of pirfenidone. Rather the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF was determined by the FDA during the review of our NDA. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view and decided that such data does not adequately support approval of our NDA filing and issued to us a Complete Response Letter on May 4, 2010 requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. We plan to begin a new Phase 3 clinical study during the second quarter of 2011. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to receive regulatory approval. For additional information related to the risk of the new Phase 3 clinical study, please see the risk factor under the caption “—We intend to initiate a Phase 3 clinical study to support approval of pirfenidone for commercial use within the United States, the results of which may fail to demonstrate the efficacy of pirfenidone to the FDA and may have a negative effect on sales of Esbriet in the European Union.”

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

Our ability to commercialize our products or product candidates for particular diseases is highly dependent on the extent to which coverage and reimbursement for our products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as Medicaid, the U.S. Public Health Service Agency, Veterans’ Administration, or other state-run payors in the European Union; and

•	other third-party payors.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that pirfenidone may compete in the European Union and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., European Union and potentially other markets following the expiration of, or in the absence of market exclusivity. Actelion has begun enrolling patients with IPF in a new exploratory study with macitentan, a tissue-targeting endothelin receptor antagonist. In January 2009, Gilead initiated a Phase 3 clinical study of ambrisentan for the treatment of IPF that was halted due to lack of efficacy in December 2010. However, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Boehringer Ingelheim (“BI”) has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment has not yet begun, but is expected to begin in April. Additionally, Pfizer Inc. is studying sildenafil in advanced IPF patients to potentially improve exercise tolerance. This trial is in Phase 3 development. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. We expect that HCV therapies may compete with telaprevir, which is being developed by Vertex Pharmaceuticals, Inc. and SCH 503034, which is being developed by Schering-Plough (now Merck & Co.). Both products have been filed with regulatory authorities in the US and EU seeking approval for the treatment of HCV. There are four competitive HCV protease inhibitors in Phase 2: BI-201335, which is being developed by BI, BMS-201335, which is being developed by Bristol-Meyers Squibb, MK-7009, which is being developed by Merck and TMC-435450, which is being developed by Tibotec and Medivir. Therefore there can be no assurance that any of the protease inhibitor compounds that are currently being developed in collaboration with Roche will continue to be developed or commercialized and therefore we may not realize any economic benefit from these compounds. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. For more information, see “Item 1. Business—Competition.”

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

Pirfenidone is the only commercially approved drug approved for the treatment of mild to moderate IPF. There are no other existing approved treatments. Therefore the incidence and prevalence of IPF that currently provide the basis of orphan drug designation in the European Union and the United States could change over time, and it is possible that orphan drug designation could be lost in these markets should the patient population exceed that required to maintain orphan drug status in these countries.

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

We have a number of granted, allowed and pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is currently expected to provide patent protection in Europe until 2030, and includes a granted patent that relates to the effect of food on the pharmacokinetics and safety of pirfenidone in IPF patients, which expires in late 2026. In addition two patents have recently been allowed in Europe, one of which relates to the safe usage of Esbriet in patients who develop elevation in liver transaminase levels, which expires in late 2029, and a second relating to the titration of the dosing of Esbriet at the initiation of therapy, which expires in late 2027. We also have three other patents under review in Europe that if granted, are currently expected to extend exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF until 2030. We also have five issued patent in the United States relating to the safe and effective use of pirfenidone in the United States. In addition we have numerous pending patents under active prosecution in other foreign jurisdictions including among others, Canada, Australia and certain countries in Latin America. The laws regarding enforceability of patents such as ours may vary on a country by country basis.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $825.2 million at March 31, 2011. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We believe our existing cash, cash equivalents and available-for-sale securities, along with anticipated cash flows from our sales of Actimmune, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

Budget or cash constraints may force us to delay our efforts to develop certain products in favor of developing others, which may prevent us from meeting our stated timetables and commercializing those products as quickly as possible, or take certain cost saving efforts that could harm our financial results.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate to allocate those resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. For example, on May 4, 2010, with respect to our NDA for pirfenidone for IPF, we received a Complete

Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. On August 2, 2010, we and our advisors met with representatives of the Division of Pulmonary, Allergy and Rheumatology Products in the Office of Drug Evaluation II of the FDA to gain a better understanding of the Complete Response Letter. In connection with that meeting, the FDA’s representatives reiterated the request that we conduct an additional Phase 3 study to demonstrate the efficacy of pirfenidone in IPF prior to marketing approval. In addition to meeting with representatives of the FDA, we completed extensive analyses of our IPF databases and consulted with a broad set of regulatory, clinical and statistical experts. We plan to conduct a new Phase 3 clinical study that, if successful, would demonstrate a clinically meaningful effect on forced vital capacity, with the goal of having the first patient enrolled in the study during the second quarter of 2011.

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

As of March 31, 2011, our annual debt service obligation on the $85.0 million in aggregate principal amount of our 5.00% convertible senior notes due March 1, 2015 was $4.3 million.

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

As of April 30, 2011, we had 105 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended March 31, 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from a high of $48.14 in April 2010 to a low of $8.58 in June 2010 and traded as low as $12.53 in the fourth quarter of 2010. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to any announcements made by Shionogi with respect to their pirfenidone product and all the factors discussed in this “Risk Factors” section.

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

We have filed registration statements covering the approximately 15,294,802 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of March 31, 2011. Additionally, on March 1, 2011, the holders of all of our remaining outstanding 2011 Notes, approximately $45.0 million in aggregate principal, elected to convert the outstanding 2011 Notes into an aggregate of 2,078,561 shares of our common stock.

Our stockholder Rights Plan allows Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) to acquire up to 25% of our outstanding common stock. Warburg Pincus has agreed to certain limitations on the manner in which it may dispose of its ownership interest in InterMune pursuant to a standstill agreement. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg, Pincus Equity Partners, L.P. In September 2009, we filed a shelf registration statement covering the sale of 7,357,549 shares held by Warburg Pincus.

Warburg Pincus has recently advised us that it is actively considering a sale or other disposition of all or a significant portion of its capital stock holdings in InterMune, as early as during the remainder of the second quarter of 2011.

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

Date: May 6, 2011

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