Form 10-Q
period 2011-06-30
INTERMUNE INC
filed 2011-08-09
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐     No  ☒

As of July 29, 2011, there were 60,764,691 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,495	$110,584
Available-for-sale securities	183,243	184,489
Accounts receivable, net of allowances of $34 at June 30, 2011 and $36 at December 31, 2010	1,668	1,710
Inventories	4,941	1,151
Prepaid expenses and other current assets	5,197	3,609

Total current assets	257,544	301,543
Acquired product rights, net	19,750	—
Property and equipment, net	821	1,246
Other assets (includes restricted cash of $1,427 at June 30, 2011 and $1,432 at December 31, 2010)	2,580	2,358

Total assets	$280,695	$305,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,194	$7,994
Accrued compensation	7,467	6,578
Convertible notes — current portion	—	44,300
Other accrued liabilities	12,533	11,189

Total current liabilities	31,194	70,061
Deferred rent	29	238
Convertible notes — noncurrent portion	85,000	85,000
Other long term liabilities	—	548
Commitments and contingencies
Stockholders’ equity:
Common stock	61	57
Additional paid-in capital	1,029,477	942,375
Accumulated other comprehensive income (loss)	26	(37)
Accumulated deficit	(865,092)	(793,095)

Total stockholders’ equity	164,472	149,300

Total liabilities and stockholders’ equity	$280,695	$305,147

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited, in thousands, except per share data)
Revenue, net
Actimmune®	$4,909	$5,074	$9,961	$10,338
Collaboration revenue	1,329	818	2,629	1,636

Total revenue, net	6,238	5,892	12,590	11,974
Costs and expenses:
Cost of goods sold	3,359	1,165	5,645	3,808
Research and development	20,084	14,724	36,922	35,201
General and administrative	21,735	12,732	39,311	27,863
Restructuring charges	—	1,261	—	1,261

Total costs and expenses	45,178	29,882	81,878	68,133

Loss from operations	(38,940)	(23,990)	(69,288)	(56,159)
Other income (expense):
Interest income	121	133	259	310
Interest expense	(1,086)	(2,078)	(2,873)	(4,179)
Other income (expense)	11	590	(95)	605

Net loss	$(39,894)	$(25,345)	$(71,997)	$(59,423)

Basic and diluted loss per share:
Net loss per share	$(0.68)	$(0.46)	$(1.25)	$(1.11)

Shares used in computing basic and diluted net loss per share	58,924	54,858	57,657	53,402

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(71,997)	$(59,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,727	3,222
Stock-based compensation expense	8,949	3,997
Net realized gains on sales of available for sale securities	(15)	(642)
Deferred rent	(209)	(310)
Other	(51)	—
Changes in operating assets and liabilities:
Accounts receivable, net	42	1,707
Inventories	(3,790)	1,277
Other assets	(1,878)	266
Accounts payable and accrued compensation	3,541	(5,455)
Other accrued liabilities	1,344	(6,987)
Deferred collaboration revenue	—	(1,636)

Net cash used in operating activities	(62,337)	(63,984)

Cash flows from investing activities:
Acquisition of product rights	(20,000)	—
Purchases of property and equipment	(321)	(219)
Purchases of available-for-sale securities	(143,246)	(127,421)
Sales of available-for-sale securities	37,937	9,412
Maturities of available-for-sale securities	106,684	68,709

Net cash used in investing activities	(18,946)	(49,519)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	106,832
Proceeds from issuance of common stock under employee stock benefit plans	33,194	9,209

Net cash provided by financing activities	33,194	116,041

Net (decrease) increase in cash and cash equivalents	(48,089)	2,538
Cash and cash equivalents at beginning of period	110,584	17,007

Cash and cash equivalents at end of period	$62,495	$19,545

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$44,963	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). We are preparing for commercial launch of pirfenidone in the EU under the trade name Esbriet®. We currently expect to launch Esbriet® first in Germany in September 2011. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial, which is expected to be completed in mid-2013. The results of the ASCEND trial will supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Previously, we also focused on the field of hepatology, which is concerned with the diagnosis and treatment of disorders of the liver. We have a hepatology portfolio of small molecule compounds that are currently in the pre-clinical research stage. However, in May 2011, we announced that we no longer plan to invest further in the field of hepatology.

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

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune UK Ltd. along with our other subsidiaries located in Germany, France, Switzerland, Spain, and Italy. All inter-company balances and transactions have been eliminated. To date, InterMune Canada, Inc. has been dormant with no assets, liabilities or operations.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $4.9 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively, and consisted solely of Actimmune finished goods at December 31, 2010. At June 30, 2011, inventories include approximately $3.5 million of Esbriet inventory comprised of costs incurred for in-process inventory since the date of EU approval and approximately $1.4 million of Actimmune finished goods.

Because of the lead times required to manufacture both Esbriet and Actimmune, we enter into purchase obligations to satisfy our estimated inventory requirements. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current as well as committed purchases. We are also required to make judgments as to the expiration dates of our inventory, since it is not usable beyond its expiration date. As part of our excess inventory assessment for both Esbriet and Actimmune, we also consider the expiration dates of future manufactured quantities under our purchase obligations.

We did not incur any charges for inventory writedowns during the six months ended June 30, 2011. During the six months ended June 30, 2010, we charged $0.3 million to cost of goods sold for inventory writedowns resulting from the excess of inventory compared to forecasted inventory requirements. As of June 30, 2011, we had firm commitments to purchase approximately $2.0 million of Actimmune inventory and approximately $4.6 million of Esbriet inventory.

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA or the European Commission (“EC”) for marketing are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, the remaining patent life of the product and our assessment of future sales and profitability of the product, which we currently estimate to be 20 years. We assess this estimate regularly during the amortization period and adjust the asset value and/or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA or EC for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs.

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

Collaboration revenue derived from our 2006 agreement with Roche includes upfront license fees and milestone payments. Nonrefundable upfront license fees that require our continuing involvement in the form of research, development, or other commercialization efforts by us are recognized as revenue ratably over the estimated term of our continuing involvement. Milestone payments received under our collaboration agreements that relate to events that are substantive and at risk at the initiation of the agreement are recognized as revenue when the milestones, as defined in each respective contract, are achieved and collectibility of the milestone is assured.

In December 2010, we entered into a new agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche funded all research costs related to the programs for the period of July 1, 2010 through June 30, 2011, the effective term of the research program. During the first six months of 2011, we received $2.6 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue. We will also be entitled to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the research program.

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

The securities excluded were as follows (in thousands):

	As of June 30,
	2011	2010
Options	3,935	5,536
Shares issuable upon conversion of convertible notes	4,502	6,581

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(39,894)	$(25,345)	$(71,997)	$(59,423)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	59,889	55,576	58,660	54,083
Less: weighted-average shares subject to repurchase	(965)	(718)	(1,003)	(681)

Weighted-average shares used in computing basic and diluted net loss per share	58,924	54,858	57,657	53,402

Basic and diluted net loss per share	$(0.68)	$(0.46)	$(1.25)	$(1.11)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$1,008	$(370)	$3,100	$1,180
General and administrative	2,762	500	5,849	2,817

Total stock-based compensation expense	$3,770	$130	$8,949	$3,997

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this update on January 1, 2011 did not have a material impact on our condensed consolidated financial statements as we did not enter into or materially modify any multiple-element arrangements during the three- and six-months ended June 30, 2011. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past multiple-element arrangements.

In April 2010, the FASB issued Update No. 2010-17, “Milestone Method of Revenue Recognition — a consensus of the Emerging Issues Task Force.” The objective of the update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. This guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, which we adopted on a prospective basis on January 1, 2011. The election of the milestone method did not have a material impact on our condensed consolidated financial statements and is not expected to result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

3. FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.6 million and $0.8 million, respectively) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$171	$—	$—	$171
Obligations of government-sponsored enterprises	—	137,587	—	137,587
Commercial paper	—	18,992	—	18,992
Corporate debt securities	—	26,664	—	26,664

Total	$171	$183,243	$—	$183,414

December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$96	$—	$—	$96
Obligations of government-sponsored enterprises	—	178,907	—	178,907
Commercial paper	—	74,780	—	74,780
Corporate debt securities	—	24,286	—	24,286

Total	$96	$277,973	$—	$278,069

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

The fair value of our long-term convertible debt is estimated based on quoted prices for those or similar instruments. As of June 30, 2011, the fair value of our $85.0 million 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $175.4 million. As of December 31, 2010, the fair value of our $85.0 million 2015 Notes was approximately $173.9 million. Our 2015 Notes are not marked-to-market and are shown at their original issuance value in the accompanying unaudited Condensed Consolidated Balance Sheet.

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of June 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of government-sponsored enterprises	$137,527	$87	$(27)	$137,587
Money market funds	171	—	—	171
Commercial paper	18,992	—	—	18,992
Corporate debt securities	26,644	20	—	26,664

Total	$183,334	$107	$(27)	$183,414

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of government-sponsored enterprises	$178,925	$28	$(46)	$178,907
Money market funds	96	—	—	96
Commercial paper	74,780	—	—	74,780
Corporate debt securities	24,301	—	(15)	24,286

Total	$278,102	$28	$(61)	$278,069

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three-months ended June 30, 2011 and 2010. Realized gains were calculated based on the specific identification method and were not material for each of the three- and six-months ended June 30, 2011 and were approximately $0.6 million for the three- and six-months ended June 30, 2010, consisting primarily of realized gains from the sale of auction rate securities. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 2011 by contractual maturity (in thousands):

	June 30, 2011
	Amortized Cost	Fair Value
Mature in less than one year	$169,331	$169,421
Mature in one to three years	14,003	13,993
Mature in over three years	—	—

Total	$183,334	$183,414

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities and cumulative foreign currency translation adjustment. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(39,894)	$(25,345)	$(71,997)	$(59,423)
Cumulative foreign currency translation adjustment	(20)	—	(51)	—
Change in unrealized gain (loss) on available-for-sale securities	28	(1,226)	114	(1,360)

Comprehensive loss	$(39,886)	$(26,571)	$(71,934)	$(60,783)

Accumulated other comprehensive income (loss) consists of the following at (in thousands):

	June 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustment	$(54)	$(3)
Net unrealized gain (loss) on available-for-sale securities	80	(34)

Total accumulated other comprehensive income (loss)	$26	$(37)

6. ACQUIRED PRODUCT RIGHTS

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights (excluding Japan, Korea and Taiwan) to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made acquisition payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. A future contingent acquisition payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi & Company LTD (“Shionogi”). Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

7. CONVERTIBLE DEBT

As of March 1, 2011, the holders of all of our then-outstanding 0.25% convertible senior notes due March 1, 2011 (the “2011 Notes”), approximately $45.0 million in aggregate principal, elected to convert the outstanding 2011 Notes into an aggregate of 2,078,561 shares of our common stock. As a result, no 2011 Notes remain outstanding and we have no further obligations under the indenture governing the 2011 Notes.

8. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $42.1 million, as of June 30, 2011, if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $42.1 million in aggregate milestone payments, a $20.0 million contingent payment would be made by us only if approval in the United States is achieved for pirfenidone. Potential milestone payments of $9.6 million are related to the further development of Actimmune, which we have no current plans to pursue, and therefore we do not expect to pay these amounts. Included in the $42.1 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array BioPharma, Inc. and Novartis Corporation, of which Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”) has agreed to reimburse us in connection with our sale of danoprevir to Roche.

Class Action Lawsuits

In May 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376. Plaintiffs alleged that they were administered Actimmune, and they purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs, as well as equitable relief. Between June 2008 and September 2008, three additional complaints were filed in the United States District Court for the Northern District of California alleging similar facts. In February 2009, the Court consolidated the four complaints for pretrial purposes.

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. That appeal is fully briefed as of May 2011 and awaiting scheduling of oral argument before the Ninth Circuit.

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

Prior to December 2008, insurers that issued directors and officers (“D&O”) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (“AIG”), Underwriters at Lloyd’s, London (“Lloyd’s”), and Continental Casualty Company (“CNA”). On November 19, 2008, however, the insurer that issued a $5 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (“Arch”), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaims coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action.

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

Defense fees and costs incurred over and above this final $5 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by the Company pursuant to the terms of the Indemnity Agreement. We expect amounts to be paid by the Company to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

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

The arbitration panel deferred addressing that question until the completion of Dr. Harkonen’s sentencing. The arbitration panel directed the parties to file simultaneous memoranda within 15 days after sentencing advising the panel of the District Court’s action related to sentencing and any findings bearing on this question, and addressing the issue of the collateral estoppel consequences, if any, of the District Court’s action relating to sentencing and sentence enhancement. The parties submitted such memoranda on April 28, 2011. On May 17, 2011, the arbitration panel ruled that the judgment and sentencing order in the criminal case has not resolved factual issues pertaining to Dr. Harkonen’s state of mind at the time he executed a warranty in the course of applying for the Arch insurance and, therefore, a further evidentiary hearing would be required to resolve Arch’s allegations of breach of warranty. The arbitration panel therefore stayed further proceedings in the arbitration pending final determination and resolution of the criminal case on appeal. In a status conference held on June 17, 2011, Arch asked the panel to allow further briefing and consideration by the panel whether a “prior knowledge” exclusion in Arch’s insurance policy permits Arch to seek recoupment of the advanced defense costs without a further evidentiary hearing. By order dated July 18, 2011, the panel denied Arch’s request.

At this time the Company believes no change to the status of the interim Arbitration Award or to the application of the D&O liability insurance in general has occurred due to the trial court judgment, and therefore the Company has not recorded any accrued liabilities associated with this matter.

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

Our net revenue by region for the three- and six-months ended June 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$4,810	$5,043	$9,741	$10,259
Europe and other	1,428	849	2,849	1,715

Total net revenue	$6,238	$5,892	$12,590	$11,974

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 34%, 30% and 17%, respectively, of total trade accounts receivable at June 30, 2011, and three customers represented 37%, 33% and 11%, respectively, of total accounts receivable at December 31, 2010. No other customer represented more than 10% of accounts receivable at June 30, 2011 or December 31, 2010.

Revenue from customers representing 10% or more of total product revenue during the six month periods ended June 30, 2011 and 2010, was as follows:

	Six Months Ended June 30,
Customer	2011	2010
CuraScript, Inc.	28%	41%
Nova Factor	23%	25%
Caremark	19%	18%
McKesson	15%	3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	the ability to achieve certain pricing and reimbursement levels for our product in various countries in the European Union and elsewhere;

•	timing and expectations of our clinical trials and when our products or product candidates may be marketed;

•	opportunities to establish development or commercial alliances;

•	commercial launch preparations, including the timing of launches in the various European Union jurisdictions and the implementation of the infrastructure required for the commercial launches;

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

You should also consider carefully the statements under the heading “Risk Factors” below, which address additional factors that could cause our results to differ from those set forth in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Report, including those discussed in this Report under the heading “Risk Factors” below. Because of the factors referred to above, as well as the factors discussed in this Report under the heading “Risk Factors” below, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. When used in the Report, unless otherwise indicated, “InterMune,” “we,” “our” and “us” refers to InterMune, Inc. and its consolidated subsidiaries.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Company Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the EU for the treatment of adults with mild to moderate IPF. We are preparing for commercial launch of pirfenidone in the EU under the trade name Esbriet®. We currently expect to launch Esbriet® first in Germany in September 2011. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the FDA, we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial, which is expected to be completed in mid-2013. The results of the ASCEND trial will supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Previously, we also focused on the field of hepatology, which is concerned with the diagnosis and treatment of disorders of the liver. We have a hepatology portfolio of small molecule compounds that are currently in the pre-clinical research stage. However, in May 2011, we announced that we no longer plan to invest further in the field of hepatology.

Pirfenidone, a treatment for IPF, a progressive and fatal lung disease, has completed the global Phase 3 CAPACITY clinical development program. In 2004, both the FDA and the European Medicines Agency (“EMA”) granted orphan drug status to pirfenidone for the treatment of IPF. In March 2010, we filed a Marketing Authorisation Application (“MAA”) with the EMA seeking approval of pirfenidone for the treatment of patients with mild to moderate IPF. In December 2010, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion recommending the granting of our MAA for pirfenidone within the European Union. We received notification of ratification of the CHMP opinion by the European Commission in March 2011, which authorizes the marketing of Esbriet (pirfenidone) in all 27 member states of the European Union effective February 28, 2011.

To support our anticipated marketing efforts for Esbriet in Europe, we are currently working to expand our commercial infrastructure within the European Union, including an increase to our employee headcount in that region. In December 2010, we announced several additions to our senior leadership team in support of our commercialization of Esbriet as well as the establishment of our European headquarters in Reinach, Switzerland. Since that time we have grown our European organization substantially, including the appointment of General Managers in Germany, France, Italy, Spain and the U.K. In addition, we have completed the hiring of our commercial and medical teams in Germany in preparation for the commercial launch of Esbriet in Germany.

In January 2010, the FDA accepted our New Drug Application (“NDA”) for pirfenidone for the treatment of patients with mild to moderate IPF and granted priority review status for our NDA. In March 2010, the Pulmonary-Allergy Drugs Advisory Committee (“PADAC”) of the FDA voted 9-3 in favor of recommending approval of the Company’s NDA for pirfenidone to reduce decline in lung function in patients with IPF. However, in May 2010, we received a Complete Response Letter from the FDA requesting that we conduct an additional clinical trial to provide additional evidence of the efficacy of pirfenidone to reduce decline in lung function in patients with IPF. After reviewing various regulatory and clinical development options to gain approval of pirfenidone for commercial use within the United States, in January 2011 we reported that, as recommended by the FDA in its Complete Response Letter, we planned to conduct a new Phase 3 clinical study that, if successful, would demonstrate a clinically meaningful effect on forced vital capacity in patients with mild to moderate IPF. In March 2011, we met with the FDA to discuss our plans and proposed trial design for a Phase 3 clinical study, including our proposal to conduct a 52 week study, known as the ASCEND trial. In July 2011, we announced that the first patient had been enrolled in the ASCEND trial. The results from this trial are currently expected in mid-2013.

In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. We have established wholly-owned subsidiaries in various countries, primarily to support our expected commercialization of Esbriet in Europe including subsidiaries in the U.K., Germany, France, Switzerland, Spain, Italy and Canada.

Previously, our second area of therapeutic focus was in hepatology, primarily to expand treatment options for patients suffering from chronic hepatitis C virus (“HCV”) infection. From October 2006 to October 2010, we collaborated with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”) on the research and development of HCV protease inhibitors , including our compound danoprevir (formerly known as ITMN-191), as a treatment for HCV infection. In October 2010, we sold our worldwide development and commercialization rights to danoprevir to Roche for $175.0 million in cash. In connection with this transaction, our October 2006 collaboration agreement with Roche was terminated. Our remaining hepatology portfolio includes drug discovery and preclinical development of second generation HCV protease inhibitors and NS5A inhibitors. In December 2010, we entered into a new agreement with Roche pursuant to which we continued to conduct research in small molecule protease inhibitors for the treatment of HCV infection. This research program with Roche expired on June 30, 2011. While we will be entitled to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the research program, we will no longer plan on any further investments in the field of hepatology.

Results of Operations

Revenue

Total revenue was $6.2 million and $5.9 million for the three-month periods ended June 30, 2011 and 2010, respectively, representing an increase of 6%. This increase was attributable to an increase in collaboration revenue in 2011, which is comprised of the reimbursement from Roche for research services performed by us on behalf of Roche under our new agreement. Collaboration revenue in 2010 consists of the amortization of previously deferred revenue earned under the prior collaboration agreement with Roche. This increase was offset by a decrease in sales of Actimmune of approximately $0.2 million, or 3%. Total revenue was $12.6 million and $12.0 million for the six-month periods ended June 30, 2011 and 2010, respectively, representing an increase of 5%. This increase was attributable to an increase in collaboration revenue in 2011 described above, partially offset by a decrease in sales of Actimmune of approximately $0.4 million, or 4%. In early March 2008, we announced that our Phase III INSPIRE program for Actimmune in IPF had been discontinued and that future Actimmune revenue was expected to decline.

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

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold were $3.4 million and $1.2 million for the three-month periods ended June 30, 2011 and 2010, respectively. Gross margin for our products was 32% and 77% for these periods in 2011 and 2010, respectively. For the six months ended June 30, 2011, cost of goods sold were $5.6 million compared with $3.8 million for the same period last year. The gross margin percentage for our products was 43% and 63% for these periods in 2011 and 2010, respectively. The decline in gross margin percentage for each of the comparative periods is the result of a one-time $2.0 million royalty payment made to Roche for reaching specified Actimmune sales targets. This decline was partially offset by a $0.3 million charge we recorded in the first six months of 2010 related to excess Actimmune inventories. No such charge was recorded in the first six months of 2011.

Research and development expenses

Research and development expenses were $20.1 million and $14.7 million for the three-month periods ended June 30, 2011 and 2010, respectively, representing an increase of $5.4 million, or 36%. Research and development expenses were $36.9 million and $35.2 million for the six-month periods ended June 30, 2011 and 2010, respectively, representing an increase of $1.7 million or 5%. The significant increase in spending for the three-month period ended June 30, 2011 compared with the same period in 2010 is primarily a result of the initiation of the ASCEND trial and an increase in stock compensation expense of approximately $1.5 million. In the second quarter of 2010, we revised our estimates of restricted stock awards expected to vest in connection with the receipt of the Complete Response Letter received from the FDA in May 2010 and reduced our stock compensation expense accordingly at that time. The increase in spending for the six-month period ended June 30, 2011 compared with the same period in 2010 reflects the initiation of the ASCEND trial and an increase in stock compensation expense of approximately $1.9 million related to awards tied to the European Commission’s decision to grant marketing authorization for Esbriet, partially offset by the divestiture of danoprevir in October 2010.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $3.1 million and $1.2 million of stock-based compensation in 2011 and 2010, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of June 30, 2011:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology and Fibrosis
Pirfenidone — Idiopathic pulmonary fibrosis				X*
Hepatology**
Next generation protease inhibitors	X
NS5A inhibitors	X

*	Granted marketing authorization for Esbriet in the European Union effective February 2011.
**	No further investments in hepatology are planned.

Our development program expenses for the six-month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Six Months Ended June 30,
Development Program	2011	2010
Pulmonology	$22,509	$17,243
Hepatology	2,533	6,708
Programs — Non-specific	11,880	11,250

Total	$36,922	$35,201

Historically, the largest component of our total operating expense was our ongoing investment in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain regulatory approval from the FDA and regulatory authorities in other countries is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include the following (and the requirements are similar in countries outside of the United States):

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	the submission of an Investigational New Drug Application with the FDA to conduct human clinical trials for drugs;

•	the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•	the submission by a company and acceptance and approval by the FDA of an NDA or Biologic License Application for a drug product to allow commercial distribution of the drug.

In light of the factors mentioned above, we consider the management and development of our pre-clinical and clinical pipelines to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs. In addition, due to these same factors and others, we are unable to reasonably estimate the efforts needed and, therefore, the costs we will incur to complete any of our projects or the estimated time to complete such projects. We are also unable to provide costs incurred for specific research and development projects within each major development program as well as the cumulative costs incurred to date given that we do not maintain specific financial records to this level of detail. However, a substantial majority of our resources have been invested in our pirfenidone project and, prior to our divesture, former danoprevir project in order to advance them into Phase 3 and Phase 2 clinical development, respectively. The remaining projects within our hepatology research programs are in the preclinical development stage and, as of mid-2011, will not receive any further investment going forward.

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

General and administrative expenses

General and administrative expenses were $21.7 million for the three-month period ended June 30, 2011 and $12.7 million for the same period in 2010, an increase of $9.0 million, or 71%. For the six-month periods ended June 30, 2011 and 2010, general and administrative expenses were $39.3 million and $27.9 million, respectively, representing an increase of $11.4 million, or 41%. The increased spending for the three- and six-month periods ended June 30, 2011 compared with the same periods in 2010 can be attributed to legal costs in connection with establishment of a European infrastructure, the global prosecution of our intellectual property portfolio for Esbriet, other regulatory and corporate matters, as well as in connection with our indemnification obligations to

Dr. Harkonen. Additionally, we incurred $5.8 million of stock-based compensation expense during the six-month period ended June 30, 2011 compared with $2.8 million during the six-month period ended June 30, 2010. This increase is related to the vesting of awards tied to the European Commission’s decision to grant marketing authorization for Esbriet.

Restructuring charges

In connection with the Complete Response Letter we received from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we announced a reduction in force in May 2010. We incurred approximately $1.3 million of restructuring charges during the three- and six-months ended June 30, 2010, consisting of severance payments to terminated employees.

Interest income

Interest income was $0.1 million for each of the three-month periods ended June 30, 2011 and June 30, 2010. Interest income was $0.3 million for each of the six-month periods ended June 30, 2011 and June 30, 2010. Amounts recorded reflect our conservative investment portfolio of cash and short-term investments.

Interest expense

Interest expense decreased to $1.1 million in the three-month period ended June 30, 2011, compared with $2.1 million for the three-month period ended June 30, 2010 and decreased to $2.9 million in the six-month period ended June 30, 2011 from $4.2 million in the six-month period ended June 30, 2010. The declines reflect a decline in the amortization of the debt discount on our 0.25% convertible notes due and converted on March 1, 2011. As a result, debt discount amortization was approximately $0.7 million in 2011, compared to $1.8 million recorded in the first six months of 2010.

Liquidity and Capital Resources

At June 30, 2011, we had available cash, cash equivalents and available-for-sale securities of $245.7 million compared to $295.1 million at December 31, 2010. The decrease of $48.7 million was primarily driven by the use of cash for our operations as well as the aggregate milestone payment of $20.0 million to Marnac and KDL in connection with our receipt of the marketing authorization for Esbriet in the European Union. This decrease was partially offset by proceeds of approximately $33.2 million received from the issuance of shares of our common stock in connection with employee stock option exercises.

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

Operating Activities

Cash used in operating activities was $62.3 million during the six-month period ended June 30, 2011, comprised primarily of a net loss of $72.0 million and an increase in inventories and prepaid expenses of $3.8 million and $1.9 million, respectively. The increase in inventories reflects our purchases of the active ingredient in Esbriet as we prepare for commercial launch next quarter in the European Union. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $18.9 million during the six-month period ended June 30, 2011, comprised primarily of purchases of short-term investments totaling $143.2 million and the aggregate payment of $20.0 million to Marnac and KDL in connection with our receipt of the marketing authorization for Esbriet in the European Union, partially offset by $144.6 million of short-term investment sales and maturities.

Financing Activities

Cash provided by financing activities of $33.2 million for the six-month period ended June 30, 2011 was due to the exercise of stock options by our employees.

We expect to incur net losses in the near term and incur additional expenses and utilize significant existing cash resources as we launch Esbriet in Germany, continue our preparations for the commercial launch of Esbriet in other countries in the European Union, conduct the new Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the European Union. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet and Actimmune will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Part II Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to the commercial launch of Esbriet in Germany and preparations for commercial launch in other countries in the European Union, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	our ability to obtain certain pricing and reimbursement levels for Esbriet in various EU countries and elsewhere;

•	the adoption by European heath care professionals of Esbriet as first line therapy for the treatment of IPF;

•	the financial requirements of our Phase 3 ASCEND clinical study of pirfenidone;

•	sales of Esbriet and Actimmune;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the initiation, scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt; and

•	the timing and size of the payments we may receive in connection with compounds licensed to third parties.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this update on January 1, 2011 did not have a material impact on our condensed consolidated financial statements as we did not enter into or materially modify any multiple-element arrangements during the three- and six-months ended June 30, 2011. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past multiple-element arrangements.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately two years from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2011 by effective maturity (in millions, except percentages):

	2011	2012	2013	2014	2015 and Beyond	Total	Fair Value at June 30, 2011
Assets:
Available-for-sale securities	$78.9	$104.5	—	—	—	$183.4	$183.4
Average interest rate	0.2%	0.4%	—	—	—	0.3%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$175.4
Average interest rate	—	—	—	—	5.0%	5.0%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory and presently have obligations in euros, Swiss francs and British pounds related to our expansion efforts currently underway in the European Union. We regularly evaluate the cost-benefit of entering into foreign currency forward contracts to partially mitigate our currency exposure, but presently have no foreign currency hedge agreements outstanding.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the Commission. Disclosure controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management assessed our internal control over financial reporting as of June 30, 2011, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

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

Class Action Lawsuits

In May 2008, a complaint was filed in the United States District Court for the Northern District of California entitled Deborah Jane Jarrett, Nancy Isenhower, and Jeffrey H. Frankel v. InterMune, Inc., W. Scott Harkonen, and Genentech, Inc., Case No. C-08-02376. Plaintiffs alleged that they were administered Actimmune, and they purported to sue on behalf of a class of consumers and other end-payors of Actimmune. The complaint alleged that the Company fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. The complaint asserted various claims against the Company, including civil RICO, unfair competition, violation of various state consumer protection statutes, and unjust enrichment. The complaint sought various damages in an unspecified amount, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiffs’ legal fees and costs, as well as equitable relief. Between June 2008 and September 2008, three additional complaints were filed in the United States District Court for the Northern District of California alleging similar facts. In February 2009, the Court consolidated the four complaints for pretrial purposes.

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. That appeal is fully briefed as of May 2011 and awaiting scheduling of oral argument before the Ninth Circuit. .

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

In late 2009, Arch advised the Company that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and the Company submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse the Company for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised the

Company that Dr. Harkonen’s defense fees and costs had exhausted the $5 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s continuing defense. Defense fees and costs incurred over and above this final $5 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by the Company pursuant to the terms of the Indemnity Agreement. We expect amounts to be paid by the Company to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

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

The arbitration panel deferred addressing that question until the completion of Dr. Harkonen’s sentencing. The arbitration panel directed the parties to file simultaneous memoranda within 15 days after sentencing advising the panel of the District Court’s action related to sentencing and any findings bearing on this question, and addressing the issue of the collateral estoppel consequences, if any, of the District Court’s action relating to sentencing and sentence enhancement. The parties submitted such memoranda on April 28, 2011. On May 17, 2011, the arbitration panel ruled that the judgment and sentencing order in the criminal case has not resolved factual issues pertaining to Dr. Harkonen’s state of mind at the time he executed a warranty in the course of applying for the Arch insurance and, therefore, a further evidentiary hearing would be required to resolve Arch’s allegations of breach of warranty. The arbitration panel therefore stayed further proceedings in the arbitration pending final determination and resolution of the criminal case on appeal. In a status conference held on June 17, 2011, Arch asked the panel to allow further briefing and consideration by the panel whether a “prior knowledge” exclusion in Arch’s insurance policy permits Arch to seek recoupment of the advanced defense costs without a further evidentiary hearing. By order dated July 18, 2011, the panel denied Arch’s request.

At this time the Company believes no change to the status of the interim Arbitration Award or to the application of the D&O liability insurance in general has occurred due to the trial court judgment, and therefore the Company has not recorded any accrued liabilities associated with this matter.

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

Risks Related to Our Dependence on Pirfenidone

As a result of our sale of our rights to danoprevir to Roche, we are dependent on the commercial success of Esbriet (pirfenidone) for the treatment of IPF in the European Union, which only just recently received marketing authorization, and on the regulatory approval of pirfenidone for the treatment of IPF in the United States and other countries, which may never occur.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. In March 2007, we discontinued our development of Actimmune for treatment of IPF. In October 2010, we sold to Roche all of our worldwide rights to danoprevir for $175.0 million in cash, and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF. In March 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the European Union for the treatment in adults of mild to moderate IPF; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA. Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on building a commercial operation in Europe to successfully commercialize Esbriet in the European Union, obtaining regulatory approval from the FDA for the use of pirfenidone for the treatment of IPF in the U.S. and, if approved by the FDA, successfully commercializing pirfenidone in the United States.

If we do not successfully commercialize Esbriet in the European Union and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed. We may not succeed in our commercial efforts in the European Union, or, if approved by the FDA, in the United States, or we may never receive regulatory approval in the United States for pirfenidone, any of these will have a material adverse effect on our business and prospects. In the near term, we may experience delays in the launch of Esbriet in one or more of the European Member states, which could negatively affect our stock price. We may also experience delays in regulatory approval in the United States for pirfenidone, if it is approved at all and our stock price may be negatively affected.

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we launch Esbriet in Germany, continue our preparations for the commercial launch of Esbriet in other countries in the European Union, conduct the new Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the European Union. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

We may also fail to develop future product candidates for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates.” If this were to occur, we will continue to be dependent on the successful commercialization of pirfenidone, our development costs may increase and our ability to generate revenue could be impaired.

We have initiated a Phase 3 clinical study to support approval of pirfenidone for commercial use within the United States, the results of which may fail to demonstrate the efficacy of pirfenidone to the FDA and may have a negative effect on sales of Esbriet in the European Union.

We have evaluated our clinical development options to gain approval of pirfenidone for commercial use to treat IPF within the United States and initiated a new Phase 3 clinical study during the second quarter of 2011. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to support regulatory approval of pirfenidone. In particular, in our meeting with the FDA in March 2011, the FDA indicated that while it would prefer a study with a mortality endpoint or a longer duration study with a forced vital capacity, or an FVC, endpoint, the FDA agreed that an FVC study of 52 week duration could support U.S. approval. The FDA further indicated that a study with an FVC endpoint will need to provide supportive evidence of an effect on mortality. If the results of the Phase 3 clinical trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then sales of Esbriet in the European Union may suffer. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the European Union. Because of our dependence on the commercial success of Esbriet in the European Union, a negative outcome in the Phase 3 clinical study or negative regulatory outcome by the FDA could materially and adversely affect our business and prospects. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to the Government Regulation and Approval of Our Products and Product Candidates.”

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

We do not know whether future clinical trials will be initiated, or will be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed, halted, or discontinued for numerous reasons, including, but not limited to, the following:

•	we may not be able to identify or develop a product candidate that can be successful for clinical development;

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients experience adverse side effects or unsafe toxicity levels;

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

Our development costs will increase if we have material delays in our current clinical trial or if we need to perform more or larger clinical trials than as may be initially planned for future product candidates. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

Preclinical development is a long, expensive and uncertain process, and we may choose not to develop a particular product candidate, or we may terminate one or more preclinical development programs.

We may determine that certain preclinical product candidates or programs do not have sufficient potential to warrant the allocation of resources toward them. Accordingly, we may choose not to develop a particular product candidate or elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

Our CAPACITY trials were conducted without a Special Protocol Assessment (SPA) with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain an SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint and reviewed the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we did not replicate the efficacy of pirfenidone for the treatment of IPF in a second pivotal study. Moreover, because the data base for the Shionogi Phase 3 study was not included in our NDA, the FDA did not consider this study to support the efficacy of pirfenidone. Rather the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF was determined by the FDA during the review of our NDA. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view and decided that such data does not adequately support approval of our NDA filing and issued to us a Complete Response Letter on May 4, 2010 requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. We began a new Phase 3 clinical study, the ASCEND trial, during the second quarter of 2011. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to receive regulatory approval. For additional information related to the risk of the new Phase 3 clinical study, please see the risk factor under the caption “—We have initiated a Phase 3 clinical study to support approval of pirfenidone to treat IPF for commercial use within the United States, the results of which may fail to demonstrate the efficacy of pirfenidone to the FDA and may have a negative effect on sales of Esbriet in the European Union.”

In addition, in the course of its review of an NDA, MAA or other regulatory application for any of our compounds, the FDA, EMA or other regulatory authorities may conduct audits of the practices and procedures of a company and its suppliers and contractors concerning manufacturing, clinical study conduct, non-clinical studies and several other areas. If the FDA, EMA and/or other regulatory authorities conduct an audit relating to an NDA, MAA or regulatory application submitted by us and finds a significant deficiency in any of these or other areas, the FDA, EMA or other regulatory authorities could delay or not approve our FDA, MAA or regulatory application. As in the case of the FDA issuing to us a Complete Response Letter on our NDA for pirfenidone for IPF, if regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA- approved manufacturing facilities for the manufacture of Actimmune for commercial purposes. We have a long-term supply contract with Boehringer Ingelheim Austria GmbH (“BI”) for Actimmune, a long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for Esbriet active pharmaceutical ingredient and a contract with Catalent for the manufacture of the drug product for Esbriet. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs.

•

Manufacturers of our products are subject to ongoing periodic inspections by the EU, FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

•

When we need to change third party manufacturers of a particular pharmaceutical product, the EU, FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.

•

Our manufacturers might not be able or may refuse to fulfill our commercial or clinical trial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market or clinical trial demands. For example, our current long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for the active pharmaceutical ingredient for Esbriet does not impose any obligation on Signa C.V. or ACIC Fine Chemicals Inc. to reserve a minimum annual capacity for the production of such ingredient, which could impair our ability to obtain product from them in a timely fashion.

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

•	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us.

•

If third-party manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain or maintain regulatory approvals for our products and product candidates and we may experience stock-outs. This would adversely impact our ability to successfully commercialize our products and product candidates. Furthermore, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

•

If our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all. For example, our current supply agreement with BI for Actimmune is set to expire at the end of December 2012. If we are unable to negotiate an extension of this supply agreement with BI before it expires, we would need to secure a replacement manufacturer and negotiate acceptable terms with such replacement manufacturer. If we are unable to do so in a timely basis, or at all, we may experience a stock-out as well as lose our ability to maintain our regulatory approvals for Actimmune.

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

If our third-party contractors do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in or prevented from obtaining regulatory approvals for our products and product candidates, and may not be able to successfully commercialize our products and product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for all of our products and product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. For example, we use contract research organizations to conduct our new Phase 3 ASCEND trial for pirfenidone. Our ability to monitor and audit the performance of these third parties is limited. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed, resulting in potentially substantial cost increases to us and other adverse impacts on our product development efforts. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations in light of the debt crisis currently being experienced in Europe.

We have currently developed estimates of anticipated pricing for Esbriet based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension (“PAH”). However, in light of the budget crises faced by a number of countries in the EU and efforts to provide for containment of health care costs, one or more EU countries may not support this level of governmental pricing and reimbursement for Esbriet, which would negatively impact anticipated revenue from Esbriet in the European Union.

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

If third-party payors do not provide coverage or reimburse patients for Esbriet, or our other current or future products, our revenue and prospects for profitability will suffer.

Our ability to successfully commercialize Esbriet, or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as state-run payors in the European Union, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and

•	other third-party payors.

Significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products, particularly with respect to products that are prescribed by physicians for off-label use. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. Many domestic third-party payors provide coverage or reimbursement only for FDA-approved indications. If any large or many third-party payors decide to deny reimbursement for Actimmune used to treat IPF, sales of Actimmune would decline, and our revenue would suffer.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the European Union and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., European Union and potentially other markets following the expiration of, or in the absence of market exclusivity. Actelion has begun enrolling patients with IPF in a new exploratory study with macitentan, a tissue-targeting endothelin receptor antagonist. In January 2009, Gilead initiated a Phase 3 clinical study of ambrisentan for the treatment of IPF that was halted due to lack of efficacy in December 2010. However, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Boehringer Ingelheim (“BI”) has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment has begun. Additionally, Pfizer Inc. is studying sildenafil in advanced IPF patients to potentially improve exercise tolerance. This trial is in Phase 3 development. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. While we no longer plan on further investments in the field of hepatology, our collaboration agreement with Roche on NS3 protease inhibitors entitles us to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the HCV research program completed under the agreement. Given this competitive landscape in the HCV field, there can be no assurance that any of the protease inhibitor compounds licensed by Roche will continue to be developed or commercialized by Roche and therefore we may not realize any economic benefit from these compounds. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners may be costly and time consuming and could harm our business. Litigation may be necessary in some instances to determine the validity, enforceability, scope and infringement of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our products.

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

For example, the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by formulation and method of use patents relating to the use of pirfenidone for the treatment in adults of mild to moderate IPF. While many countries such as the U.S. permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from patenting some or all of our pending patent applications. There are some countries that currently do not allow such method of use patents, or that significantly limit the types of uses that are patentable.

In the European Union, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort.

Others have filed and in the future may file patent applications covering uses and formulations of pirfenidone, or interferon gamma-1b, or other products in our development program. If a third party has been or is in the future issued a patent that blocked our ability to commercialize any of our products, alone or in combination, for any or all of the diseases that we are targeting, we would be prevented from commercializing that product or combination of products for that disease or diseases unless we obtained a license from the patent holder. We may not be able to obtain such a license to a blocking patent on commercially reasonable terms, if at all. If we cannot obtain, maintain and protect the necessary proprietary rights for the development and commercialization of our products or product candidates, our business and financial prospects will be impaired.

Within the next few years various patents relating to interferon gamma-1b will expire and we will lose our ability to rely upon the intellectual property we currently own to prevent others from marketing interferon gamma-1b in the United States, which may impair our ability to generate revenue.

We have licensed certain patents relating to interferon gamma-1b, the active ingredient in Actimmune, from Genentech (a wholly-owned subsidiary of Roche). A U.S. patent relating to the composition of interferon gamma-1b expires in 2014. Other material U.S. patents relating to interferon gamma-1b expire between 2009 and 2013. We also previously purchased certain patents relating to interferon gamma analogs from Amgen Inc. in 2002 including two U.S. patents issued on August 30, 2005 that will expire on August 30, 2022. When these various patents expire, we will be unable to use these patents to try to block others from marketing interferon gamma-1b in the United States and, as a result, sales of Actimmune may decline and our ability to generate revenue may decrease.

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

We have three granted patents, two allowed patent applications, and a number of other pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is expected to provide patent protection in Europe until 2030, and includes a granted patent that relates to the effect of food on the pharmacokinetics and safety of pirfenidone in IPF patients, which expires in late 2026, a granted patent which relates to the safe and efficacious usage of Esbriet in patients who develop elevation in liver transaminase levels, which expires in late 2029, and a granted patent relating to the titration of the dosing of Esbriet at the initiation of therapy, which expires in late 2027. We also have two allowed patent applications relating to the safe usage of pirfenidone with respect to fluvoxamine and smoking that are currently expected to extend exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF until 2030. We also have eight issued patents in the United States relating to the formulation or safe and/or effective use of pirfenidone in IPF patients. In addition we have numerous pending patent applications under active prosecution in other foreign jurisdictions. The laws regarding patentability and enforceability of patents such as ours varies on a country by country basis.

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

If we breach our license agreement with Shionogi, we may lose our ability to develop and commercialize pirfenidone in other jurisdictions.

In February 2010, we entered into an agreement with Shionogi whereby we have the ability to obtain access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF (“SP3”) to be used as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. We did not use SP3 patient level data as pivotal study data in our recently approved MAA or in any other submissions in connection with review of the MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our U.S. NDA or in any other submissions in connection with review of the US NDA. However, going forward, we may elect to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions. Should we breach our agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $865.1 million at June 30, 2011. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We believe our existing cash, cash equivalents and available-for-sale securities, along with anticipated cash flows from our sales of Esbriet and Actimmune, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

Budget or cash constraints may force us to delay our efforts to develop certain products in favor of developing others, which may prevent us from meeting our stated timetables and commercializing those products as quickly as possible, or take certain cost saving efforts that could harm our financial results.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate to allocate those resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. For example, on May 4, 2010, with respect to our NDA for pirfenidone for IPF, we received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. On August 2, 2010, we and our advisors met with representatives of the Division of Pulmonary, Allergy and Rheumatology Products in the Office of Drug

Evaluation II of the FDA to gain a better understanding of the Complete Response Letter. In connection with that meeting, the FDA’s representatives reiterated the request that we conduct an additional Phase 3 study to demonstrate the efficacy of pirfenidone in IPF prior to marketing approval. In addition to meeting with representatives of the FDA, we completed extensive analyses of our IPF databases and consulted with a broad set of regulatory, clinical and statistical experts. In the second quarter of 2011, we initiated a new Phase 3 clinical study that, if successful, would demonstrate a clinically meaningful effect on forced vital capacity.

Due to cash constraints or for strategic business reasons we may decide to take certain actions that reduce our expenses. For example, we sold to Roche our worldwide development and commercialization rights to danoprevir and received $175.0 million from the sale of such rights. On a forward-looking basis we will not incur the expense associated with further investment in danoprevir; however, our rights to share profits from sales of danoprevir in the United States have also been terminated and, as a result, our business and future financial results may be harmed.

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

As of June 30, 2011, our annual debt service obligation on the $85.0 million in aggregate principal amount of our 5.00% convertible senior notes due March 1, 2015 was $4.3 million.

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

As of July 31, 2011, we had 122 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

•

negative developments or setbacks in our application to obtain marketing approval for pirfenidone in the United States, including negative results of the Phase 3 clinical study that we initiated in the second quarter of 2011 and/or a negative response from the FDA;

•	delays or unexpected difficulties in our commercial launch of Esbriet in the European Union;

•	lower than expected pricing and reimbursement levels for Esbriet in the European Union;

•	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended June 30, 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from a high of $51.08 in April 2011 to a low of $8.64 in July 2010 and traded as low as $12.53 as recently as the fourth quarter of 2010. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to any announcements made by Shionogi with respect to their pirfenidone product and all the factors discussed in this “Risk Factors” section.

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

We have filed registration statements covering the approximately 15,294,802 shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of June 30, 2011. Additionally, on March 1, 2011, the holders of all of our remaining outstanding 2011 Notes, approximately $45.0 million in aggregate principal, elected to convert the outstanding 2011 Notes into an aggregate of 2,078,561 shares of our common stock.

During the second quarter of 2011, Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) filed documents with the Commission indicating that it had distributed an aggregate of 9,468,728 shares of our common stock to its partners. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg, Pincus Equity Partners, L.P.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)

10.1	Amended and Restated 2000 Equity Incentive Plan, as amended on May 10, 2011.(7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

101.INS**	XBRL Instance Document.(7)

101.SCH**	XBRL Taxonomy Extension Schema Document.(7)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.(7)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.(7)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.(7)

(1)

Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February

18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed or furnished herewith.
*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By: /s/ Bruce Tomlinson
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: August 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)

10.1	Amended and Restated 2000 Equity Incentive Plan, as amended on May 10, 2011.(7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

101.INS**	XBRL Instance Document.(7)

101.SCH**	XBRL Taxonomy Extension Schema Document.(7)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.(7)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.(7)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.(7)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed or furnished herewith.
*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.