Form 10-Q
period 2011-09-30
INTERMUNE INC
filed 2011-11-07
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 65,507,633 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$183,319	$110,584
Available-for-sale securities	284,861	184,489
Accounts receivable, net of allowances of $38 at September 30, 2011 and $36 at December 31, 2010	2,002	1,710
Inventories	6,359	1,151
Prepaid expenses and other current assets	4,561	3,609

Total current assets	481,102	301,543
Acquired product rights, net	19,500	—
Property and equipment, net	1,174	1,246
Other assets (includes restricted cash of $1,428 at September 30, 2011 and $1,432 at December 31, 2010)	7,673	2,358

Total assets	$509,449	$305,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,306	$7,994
Accrued compensation	10,076	6,578
Convertible notes – current portion	—	44,300
Other accrued liabilities	11,489	11,189

Total current liabilities	32,871	70,061
Deferred rent	71	238
Convertible notes – noncurrent portion	240,250	85,000
Other long term liabilities	—	548
Commitments and contingencies
Stockholders’ equity:
Common stock	66	57
Additional paid-in capital	1,139,312	942,375
Accumulated other comprehensive income (loss)	215	(37)
Accumulated deficit	(903,336)	(793,095)

Total stockholders’ equity	236,257	149,300

Total liabilities and stockholders’ equity	$509,449	$305,147

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited, in thousands, except per share data)
Revenue, net
Actimmune®	$5,111	$4,836	$15,072	$15,174
Esbriet®	118	—	118	—
Collaboration revenue	—	818	2,629	2,454

Total revenue, net	5,229	5,654	17,819	17,628
Costs and expenses:
Cost of goods sold	1,068	1,291	6,713	5,099
Research and development	17,045	15,623	53,967	50,824
Selling, general and administrative	23,983	10,884	63,294	38,747
Restructuring charges	—	110	—	1,371

Total costs and expenses	42,096	27,908	123,974	96,041

Loss from operations	(36,867)	(22,254)	(106,155)	(78,413)
Other income (expense):
Interest income	131	99	390	409
Interest expense	(1,281)	(2,100)	(4,154)	(6,279)
Other income (expense)	(227)	(29)	(322)	576

Net loss	$(38,244)	$(24,284)	$(110,241)	$(83,707)

Basic and diluted loss per share:
Net loss per share	$(0.63)	$(0.44)	$(1.88)	$(1.55)

Shares used in computing basic and diluted net loss per share	60,467	54,933	58,599	53,918

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(110,241)	$(83,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,179	4,819
Stock-based compensation expense	13,243	7,079
Net realized gains on sales of available for sale securities	(15)	(642)
Deferred rent	(167)	(495)
Other	199	—
Changes in operating assets and liabilities:
Accounts receivable, net	(292)	1,996
Inventories	(5,208)	783
Other assets	(1,358)	86
Accounts payable and accrued compensation	6,262	666
Other accrued liabilities	300	(9,473)
Deferred collaboration revenue	—	(2,454)

Net cash used in operating activities	(95,098)	(81,342)

Cash flows from investing activities:
Acquisition of product rights	(20,000)	—
Purchases of property and equipment	(828)	(220)
Purchases of available-for-sale securities	(270,110)	(158,700)
Sales of available-for-sale securities	43,938	9,334
Maturities of available-for-sale securities	125,868	116,297

Net cash used in investing activities	(121,132)	(33,289)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	104,788	106,832
Proceeds from issuance of convertible senior notes, net of issuance costs	150,225	—
Proceeds from issuance of common stock under employee stock benefit plans	33,952	9,384

Net cash provided by financing activities	288,965	116,216

Net (decrease) increase in cash and cash equivalents	72,735	1,585
Cash and cash equivalents at beginning of period	110,584	17,007

Cash and cash equivalents at end of period	$183,319	$18,592

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$44,963	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial, which is expected to be completed in mid-2013. The results of the ASCEND trial will supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Previously, we also focused on the field of hepatology, which is concerned with the diagnosis and treatment of disorders of the liver. We have a hepatology portfolio of small molecule compounds that are currently in the pre-clinical research stage. However, in May 2011, we announced that we no longer plan to invest further in the field of hepatology.

In September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018 (“2018 Notes”). The aggregate net proceeds from our concurrent offerings was approximately $255.0 million, after deducting underwriting discounts and commissions and related offering expenses. We currently intend to use the net proceeds from these offerings to fund the commercial launch of Esbriet in the EU, to fund our ASCEND trial and for general corporate purposes.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $6.4 million and $1.2 million at September 30, 2011 and December 31, 2010, respectively, and consisted solely of Actimmune finished goods at December 31, 2010. At September 30, 2011, inventories include approximately $5.3 million of Esbriet inventory comprised of costs incurred for in-process inventory since the date of EU approval and approximately $1.1 million of Actimmune finished goods.

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

We did not incur any charges for inventory writedowns during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we charged $0.3 million to cost of goods sold for inventory writedowns resulting from the excess of inventory compared to forecasted inventory requirements. As of September 30, 2011, we had firm commitments to purchase approximately $2.1 million of Actimmune inventory and approximately $4.1 million of Esbriet inventory.

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

In December 2010, we entered into a new agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche funded all research costs related to the programs for the period of July 1, 2010 through June 30, 2011, the effective term of the research program. During 2011, we received $2.6 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue. We will also be entitled to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the research program.

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

The securities excluded were as follows (in thousands):

	As of September 30,
	2011	2010
Options	4,057	5,474
Shares issuable upon conversion of convertible notes	9,384	6,581

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(38,244)	$(24,284)	$(110,241)	$(83,707)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	61,375	56,011	59,575	54,733
Less: weighted-average shares subject to repurchase	(908)	(1,078)	(976)	(815)

Weighted-average shares used in computing basic and diluted net loss per share	60,467	54,933	58,599	53,918

Basic and diluted net loss per share	$(0.63)	$(0.44)	$(1.88)	$(1.55)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$1,359	$1,045	$4,459	$2,225
General and administrative	2,935	2,037	8,784	4,854

Total stock-based compensation expense	$4,294	$3,082	$13,243	$7,079

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this update on January 1, 2011 did not have a material impact on our condensed consolidated financial statements as we did not enter into or materially modify any multiple-element arrangements during the three- and nine-months ended September 30, 2011. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past multiple-element arrangements.

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

3. FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.5 million and $0.8 million, respectively) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$136,340	$—	$—	$136,340
Obligations of government-sponsored enterprises	—	142,062	—	142,062
Commercial paper	—	26,996	—	26,996
Corporate debt securities	—	33,800	—	33,800

Total	$136,340	$202,858	$—	$339,198

December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$96	$—	$—	$96
Obligations of government-sponsored enterprises	—	178,907	—	178,907
Commercial paper	—	74,780	—	74,780
Corporate debt securities	—	24,286	—	24,286

Total	$96	$277,973	$—	$278,069

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

The fair value of our long-term convertible debt is estimated based on quoted prices for those instruments. As of September 30, 2011, the fair value of our $85.0 million 5% convertible senior notes due 2015 (“2015 Notes”) was approximately $122.9 million and the fair value of our $155.3 million 2018 Notes was $152.2 million. Our 2015 and 2018 Notes are not marked-to-market and are shown at their original issuance value in the accompanying unaudited Condensed Consolidated Balance Sheet.

4. AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Obligations of government-sponsored enterprises	$142,007	$59	$(4)	$142,062
Money market funds	136,340	—	—	136,340
Commercial paper	26,996	—	—	26,996
Corporate debt securities	33,836	—	(36)	33,800

Total	$339,179	$59	$(40)	$339,198

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of government-sponsored enterprises	$178,925	$28	$(46)	$178,907
Money market funds	96	—	—	96
Commercial paper	74,780	—	—	74,780
Corporate debt securities	24,301	—	(15)	24,286

Total	$278,102	$28	$(61)	$278,069

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three-months ended September 30, 2011 and 2010. Realized gains were calculated based on the specific identification method and were not material for each of the three- and nine-months ended September 30, 2011 and were approximately $0.6 million for the nine-months ended September 30, 2010, consisting primarily of realized gains from the sale of auction rate securities. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at September 30, 2011 by contractual maturity (in thousands):

	September 30, 2011
	Amortized Cost	Fair Value
Mature in less than one year	$331,459	$331,493
Mature in one to three years	7,720	7,705
Mature in over three years	—	—

Total	$339,179	$339,198

5. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). We include in other comprehensive income (loss) changes in unrealized gains and losses on our available-for-sale securities and cumulative foreign currency translation adjustment. The activity in other comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(38,244)	$(24,284)	$(110,241)	$(83,707)
Cumulative foreign currency translation adjustment	250	—	199	—
Change in unrealized gain (loss) on available-for-sale securities	(61)	(80)	53	(1,440)

Comprehensive loss	$(38,055)	$(24,364)	$(109,989)	$(85,147)

Accumulated other comprehensive income (loss) consists of the following at (in thousands):

	September 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustment	$196	$(3)
Net unrealized gain (loss) on available-for-sale securities	19	(34)

Total accumulated other comprehensive income (loss)	$215	$(37)

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

In September 2011, the Company issued $155.3 million in 2.50% convertible senior notes due 2018. Interest will accrue from the date of issuance and is payable on September 15 and March 15 of each year commencing on March 15, 2012. The convertible senior notes will mature on September 15, 2018. Holders of convertible notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of convertible senior notes is 31.4465 shares of common stock, equivalent to conversion price of approximately $31.80 per share. Offering expenses and underwriting discounts in the aggregate of approximately $5.0 million related to the sale of the 2018 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2018 Notes, which is approximately seven years from the date of issuance.

8. STOCKHOLDERS’ EQUITY

In September 2011, we completed a public offering of 4.6 million shares of registered common stock, at a price of $24.00 per share, before underwriting discounts. We received net proceeds of approximately $104.8 million after deducting underwriting fees of approximately $5.2 million and other related expenses of approximately $0.4 million.

9. COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $42.1 million, as of September 30, 2011, if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the $42.1 million in aggregate milestone payments, a $20.0 million contingent payment would be made by us only if approval in the United States is achieved for pirfenidone. Potential milestone payments of $9.6 million are related to the further development of Actimmune, which we have no current plans to pursue, and therefore we do not expect to pay these amounts. Included in the $42.1 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array BioPharma, Inc. and Novartis Corporation, of which Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”) has agreed to reimburse us in connection with our sale of danoprevir to Roche.

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

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. On October 10, 2011, the United States Court of Appeals for the Ninth Circuit set an oral argument date of November 29, 2011 for the appeals.

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

10. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with ASC Topic No. 280, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis and also market Esbriet in Germany for the treatment of adults with mild to moderate IPF.

Our net revenue by region for the three- and nine-months ended September 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$5,086	$4,788	$14,827	$15,047
Europe and other	143	866	2,992	2,581

Total net revenue	$5,229	$5,654	$17,819	$17,628

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 46%, 25% and 17%, respectively, of total trade accounts receivable at September 30, 2011, and three customers represented 37%, 33% and 11%, respectively, of total accounts receivable at December 31, 2010. No other customer represented more than 10% of accounts receivable at September 30, 2011 or December 31, 2010.

Revenue from customers representing 10% or more of total product revenue during the nine month periods ended September 30, 2011 and 2010, was as follows:

	Nine Months Ended September 30,
Customer	2011	2010
CuraScript, Inc.	34%	36%
Nova Factor	22%	25%
Caremark	21%	18%
McKesson	11%	7%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Company Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the EU for the treatment of adults with mild to moderate IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the FDA, we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial, which is expected to be completed in mid-2013. The results of the ASCEND trial will supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Previously, we also focused on the field of hepatology, which is concerned with the diagnosis and treatment of disorders of the liver. We have a hepatology portfolio of small molecule compounds that are currently in the pre-clinical research stage. However, in May 2011, we announced that we no longer plan to invest further in the field of hepatology.

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

To support our anticipated marketing efforts for Esbriet in Europe, we are currently working to expand our commercial infrastructure within the European Union, including an increase to our employee headcount in that region. In December 2010, we announced several additions to our senior leadership team in support of our commercialization of Esbriet as well as the establishment of our European headquarters in Reinach, Switzerland. Since that time we have grown our European organization substantially, including the appointment of General Managers in Germany, France, Italy, Spain and the U.K. In addition, we have completed the hiring of our commercial and medical teams in Germany in connection with the commercial launch of Esbriet in Germany.

In September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and our concurrent registered underwritten public offering of $155.3 million aggregate principal amount of the 2018 Notes. The aggregate net proceeds from our concurrent offerings was approximately $255.0 million, after deducting underwriting discounts and commissions and related offering expenses. We currently intend to use the net proceeds from these offerings to fund the commercial launch of Esbriet in the EU, to fund our ASCEND trial and for general corporate purposes.

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

Results of Operations

Revenue

Total revenue was $5.2 million and $5.7 million for the three-month periods ended September 30, 2011 and 2010, respectively, representing a decrease of 8%. This decrease was attributable to a decrease in collaboration revenue in 2011, which had been comprised of the reimbursement from Roche for research services performed by us on behalf of Roche. This agreement ended on June 30, 2011. Collaboration revenue in 2010 consists of the amortization of previously deferred revenue earned under the prior collaboration agreement with Roche. This decrease was offset by an increase in sales of Actimmune of approximately $0.3 million, or 6%. Total revenue was $17.8 million and $17.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively, representing an increase of 1%. This increase was attributable to an increase in collaboration revenue in 2011, as well as the launch of Esbriet in September 2011 in Germany.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold were $1.1 million and $1.3 million for the three-month periods ended September 30, 2011 and 2010, respectively. Gross margin for our products was 80% and 73% for these periods in 2011 and 2010, respectively. For the nine months ended September 30, 2011, cost of goods sold were $6.7 million compared with $5.1 million for the same period last year. Gross margin for our products was 56% and 66% for these periods in 2011 and 2010, respectively. The decline in gross margin for the nine-month period ended September 30, 2011 compared with the same period in 2010 is the result of a one-time $2.0 million royalty payment made to Roche for reaching specified Actimmune sales targets in mid-2011. This decline was partially offset by a $0.3 million charge we recorded in the first nine months of 2010 related to excess Actimmune inventories. No such charge was recorded in the first nine months of 2011.

Research and development expenses

Research and development expenses were $17.0 million and $15.6 million for the three-month periods ended September 30, 2011 and 2010, respectively, representing an increase of $1.4 million, or 9%. Research and development expenses were $54.0 million and $50.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively, representing an increase of $3.1 million, or 6%. The increase in spending for the three-month period ended September 30, 2011 compared with the same period in 2010 is primarily a result of the initiation of the ASCEND trial. The increase in spending for the nine-month period ended September 30, 2011 compared with the same period in 2010 reflects the initiation of the ASCEND trial and an increase in stock compensation expense of approximately $2.2 million related to awards tied to the European Commission’s decision to grant marketing authorization for Esbriet, partially offset by decreased expenses associated with the discontinuation of investment in the HCV Portfolio following the divestiture of danoprevir in October 2010.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $4.5 million and $2.2 million of stock-based compensation in 2011 and 2010, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of September 30, 2011:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology and Fibrosis
Pirfenidone—Idiopathic pulmonary fibrosis				X	*

Hepatology**
Next generation protease inhibitors	X
NS5A inhibitors	X

*	Granted marketing authorization for Esbriet in the European Union effective February 2011.
**	No further investments in hepatology are planned.

Our development program expenses for the nine-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Nine Months Ended September 30,
Development Program	2011	2010
Pulmonology	$34,271	$22,588
Hepatology	2,668	12,050
Programs — Non-specific	17,028	16,186

Total	$53,967	$50,824

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.0 million for the three-month period ended September 30, 2011 and $10.9 million for the same period in 2010, an increase of $13.1 million, or 120%. For the nine-month periods ended September 30, 2011 and 2010, selling, general and administrative expenses were $63.3 million and $38.7 million, respectively, representing an increase of $24.5 million, or 63%. The increased spending for the three-month period ended September 30, 2011 compared with the same period in 2010 is attributable to the expansion of our European infrastructure, including employee headcount. The increased spending for the nine-months ended September 30, 2011 compared with the same period in 2010 is attributable to the reasons noted above and to legal costs associated with the global prosecution of our intellectual property portfolio for Esbriet, other regulatory and corporate matters, as well as in connection with our indemnification obligations to Dr. Harkonen. Additionally, we incurred $8.8 million of stock-based compensation expense during the nine-month period ended September 30, 2011 compared with $4.9 million during the nine-month period ended September 30, 2010. This increase is related to the vesting of awards tied to the European Commission’s decision to grant marketing authorization for Esbriet.

Restructuring charges

In connection with the Complete Response Letter we received from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we announced a reduction in force in May 2010. We incurred approximately $1.4 million of restructuring charges during the first nine months of fiscal year 2010, consisting of severance payments to terminated employees.

Interest income

Interest income was $0.1 million for each of the three-month periods ended September 30, 2011 and September 30, 2010. Interest income was $0.4 million for each of the nine-month periods ended September 30, 2011 and September 30, 2010. Amounts recorded reflect our conservative investment portfolio of cash and short-term investments.

Interest expense

Interest expense decreased to $1.3 million in the three-month period ended September 30, 2011, compared with $2.1 million for the three-month period ended September 30, 2010 and decreased to $4.1 million in the nine-month period ended September 30, 2011 from $6.3 million in the same period of 2010. The declines reflect a decline in the amortization of the debt discount on our 0.25% convertible notes due and converted on March 1, 2011. As a result, debt discount amortization was approximately $0.7 million in 2011, compared to $2.8 million recorded in the first nine months of 2010.

Liquidity and Capital Resources

At September 30, 2011, we had available cash, cash equivalents and available-for-sale securities of $468.2 million compared to $295.1 million at December 31, 2010. The increase of $173.1 million was primarily driven by the proceeds from our concurrent debt and equity public offerings of $255.0 million completed in September 2011, net of issuance and transaction costs. This increase was partially offset by the use of cash for our operations as well as the aggregate milestone payment of $20.0 million to Marnac and KDL in connection with our receipt of the marketing authorization for Esbriet in the European Union.

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

Operating Activities

Cash used in operating activities was $95.1 million during the nine-month period ended September 30, 2011, comprised primarily of a net loss of $110.2 million and an increase in inventories of $5.2 million. The increase in inventories reflects our purchases of the active ingredient in Esbriet in connection with our commercial launch in the European Union and specifically the commercial launch in Germany in September 2011. This was partially offset by an increase in accounts payable and accrued compensation of $6.3 million. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash used in investing activities was $121.1 million during the nine-month period ended September 30, 2011, comprised primarily of purchases of short-term investments totaling $270.1 million and the aggregate payment of $20.0 million to Marnac and KDL in connection with our receipt of the marketing authorization for Esbriet in the European Union, partially offset by $169.8 million of short-term investment sales and maturities.

Financing Activities

Cash provided by financing activities of $289.0 million for the nine-month period ended September 30, 2011 was due to the proceeds from our concurrent debt and equity public offerings of $255.0 million completed in September 2011, as well as approximately $34.0 million received from the exercise of stock options by our employees.

We expect to incur net losses in the near term and incur additional expenses and utilize significant existing cash resources as we continue our preparations for the commercial launches of Esbriet in other countries in the European Union, conduct the new Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the European Union. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet and Actimmune will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Part II Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this update on January 1, 2011 did not have a material impact on our condensed consolidated financial statements as we did not enter into or materially modify any multiple-element arrangements during the three- and nine-months ended September 30, 2011. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for our past multiple-element arrangements.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2011 by effective maturity (in millions, except percentages):

	2011	2012	2013	2014	2015 and Beyond	Total	Fair Value at September 30,
							2011
Assets:
Available-for-sale securities	$214.3	$120.2	$5.1	—	—	$339.6	$339.2
Average interest rate	0.1%	0.4%	1.4%	—	—	0.2%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	—	—	$85.0	$85.0	$122.9
Average interest rate	—	—	—	—	5.0%	5.0%	—
2.5% convertible senior notes due 2018					$155.3	$155.3	$152.2
Average interest rate					2.5%	2.5%	—

Foreign Currency Market Risk

We have had obligations denominated in euros for the purchase of Actimmune inventory and presently have obligations in euros, Swiss francs and British pounds related to our expansion efforts currently underway in the European Union. We regularly evaluate the cost-benefit of entering into foreign currency forward contracts to partially mitigate our currency exposure, but have no foreign currency hedge agreements outstanding as of September 30, 2011.

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

Management assessed our internal control over financial reporting as of September 30, 2011, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. On October 10, 2011, the United States Court of Appeals for the Ninth Circuit set an oral argument date of November 29, 2011 for the appeals.

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

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. In March 2007, we discontinued our development of Actimmune for treatment of IPF. In October 2010, we sold to Roche all of our worldwide rights to danoprevir for $175.0 million in cash, and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF. In March 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the EU for the treatment in adults of mild to moderate IPF; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA. In September 2011, we launched commercial sales of Esbriet in Germany and we currently anticipate commercial launches in other countries in the EU beginning in the first half of 2012. Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on building a commercial operation in Europe to successfully commercialize Esbriet in the EU, obtaining regulatory approval from the FDA for the use of pirfenidone for the treatment of IPF in the U.S. and, if approved by the FDA, successfully commercializing pirfenidone in the United States.

If we do not successfully commercialize Esbriet in the EU and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed. We may not succeed in our commercial efforts in the EU, or, if approved by the FDA, in the United States, or we may never receive regulatory approval in the United States for pirfenidone, any of these will have a material adverse effect on our business and prospects. In the near term, we may experience delays in the launch of Esbriet in one or more of the European Member states, which could negatively affect our stock price. We may also experience delays in regulatory approval in the United States for pirfenidone, if it is approved at all and our stock price may be negatively affected.

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we launch Esbriet in Germany, continue our preparations for the commercial launch of Esbriet in other countries in the EU, conduct the new Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

We may also fail to develop future product candidates for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates.” If this were to occur, we will continue to be dependent on the successful commercialization of pirfenidone, our development costs may increase and our ability to generate revenue could be impaired.

We have initiated the ASCEND Phase 3 clinical trial to support potential FDA approval of pirfenidone for the treatment of IPF, the results of which may fail to demonstrate to the FDA sufficient efficacy of pirfenidone and may have a negative effect on sales of Esbriet in the European Union.

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States and initiated the ASCEND trial during the second quarter of 2011. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with a forced vital capacity, or FVC, endpoint. In our meeting with the FDA in March 2011 related to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 week) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Consistent with our prior interactions with the FDA in connection with our CAPACITY trial, the FDA indicated a preference for a mortality endpoint.

Whether data from our ASCEND trial will be sufficient for FDA approval will depend on the results from the trial and be the subject of review by the FDA at the time of our anticipated NDA resubmission. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to sell Esbriet in the United States, and sales of Esbriet in the EU may be negatively affected. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EU. Because of our dependence on the commercial success of Esbriet in the EU, a negative outcome in the ASCEND trial or a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations in light of the debt crisis currently being experienced in Europe.

We have currently priced Esbriet in Germany, and developed estimates of anticipated pricing in other countries in the EU, based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, in light of the budget crises faced by a number of countries in the EU and efforts to provide for containment of health care costs, one or more EU countries may not support this level of governmental pricing and reimbursement for Esbriet, which would negatively impact anticipated revenue from Esbriet in the EU.

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

In March 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. In September 2011, we launched commercial sales of Esbriet in Germany and based on anticipated EU member country reimbursement timelines, we currently plan to launch Esbriet in the remaining so-called “Top 5” EU countries as follows: France, Spain and Italy in the first half of 2012 and in the United Kingdom in the third quarter of 2012. We also plan to launch Esbriet in all or substantially all of the 10 most important pharmaceutical markets in the EU by the end of 2012. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and we recently announced the establishment of our European headquarters in Reinach, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to expand the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and divert management’s attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

Additionally, we may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the launch of our commercial operations in one or more EU member states. These delays may increase the cost of and the resources required for successful commercialization of Esbriet in the EU. Given our limited commercial history, we do not have significant experience in a commercial launch of this size.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases that we are targeting, our products may not be marketed or commercially successful.

The development of our products and product candidates is an expensive process, and we anticipate that the annual cost of treatment for the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our products or product candidates for an approved disease because we believe that it may not be commercially successful. Market acceptance of and demand for our products and product candidates, including Esbriet in the EU, will depend on many factors, including, but not limited to:

•	cost of treatment;

•	pricing and availability of alternative products;

•	our ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;

•	perceived efficacy relative to other available therapies;

•	shifts in the medical community to new treatment paradigms or standards of care;

•	relative convenience and ease of administration; and

•	prevalence and severity of adverse side effects associated with treatment.

In addition, we have only just begun our commercial sales of Esbriet in Germany and have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet.

If third-party payors do not provide coverage or reimburse patients for Esbriet, Actimmune or our other current or future products, our revenue and prospects for profitability will suffer.

Our ability to successfully commercialize Esbriet, or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as state-run payors in the EU, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and

•	other third-party payors.

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

Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendia listing. A drug compendia is produced by a compendia body, such as the United States Pharmacopoeia Drug Information, that lists approved indications that a product has received from the FDA. The compendia bodies also evaluate all of the clinical evidence to determine whether an off-label use of a product should be listed in the compendia as medically appropriate. A compendia listing of an off-label use is a condition typically required by third-party payors, such as Medicare and private payors, to cover that use. Applications for a compendia listing are often based upon the publication of certain data in peer reviewed journals whose publication is often outside the applicant’s control. We do not have a compendia listing for Actimmune and we do not intend to seek to achieve acceptance by a compendia body for Actimmune for the treatment of IPF. As a result, additional third-party payors may decide to deny reimbursement for Actimmune for the treatment of IPF and fewer physicians may prescribe Actimmune for such treatment. If either of these were to occur, sales of Actimmune would decline and our revenue would suffer.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Actelion has begun enrolling patients with IPF in a new exploratory study with macitentan, a tissue-targeting endothelin receptor antagonist. In January 2009, Gilead initiated a Phase 3 clinical study of ambrisentan for the treatment of IPF that was halted due to lack of efficacy in December 2010. However, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Boehringer Ingelheim, or BI, has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment has begun. Additionally, Pfizer Inc. is studying sildenafil in advanced IPF patients to potentially improve exercise tolerance. This trial is in Phase 3 development. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. While we no longer plan on further investments in the field of hepatology, our collaboration agreement with Roche on NS3 protease inhibitors entitles us to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the HCV research program completed under the agreement. Given this competitive landscape in the HCV field, there can be no assurance that any of the protease inhibitor compounds licensed by Roche will continue to be developed or commercialized by Roche and therefore we may not realize any economic benefit from these compounds. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

Our CAPACITY trials were conducted without a Special Protocol Assessment, or SPA, with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain an SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint and reviewed the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we did not replicate the efficacy of pirfenidone for the treatment of IPF in a second pivotal study. Moreover, because the data base for the Shionogi Phase 3 study was not included in our NDA, the FDA did not consider this study to support the efficacy of pirfenidone. Rather the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF was determined by the FDA during the review of our NDA. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view and decided that such data does not adequately support approval of our NDA filing and issued to us a Complete Response Letter on May 4, 2010 requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. We began a new Phase 3 clinical study, the ASCEND trial, during the second quarter of 2011. We did not obtain an SPA agreement with the FDA with respect to the ASCEND trial. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to receive regulatory approval. For additional information related to the risk of the new Phase 3 clinical study, please see the risk factor under the caption “Risks Related to Our Dependence on Pirfenidone—We have initiated the ASCEND Phase 3 clinical trial to support potential FDA approval of pirfenidone for the treatment of IPF, the results of which may fail to demonstrate to the FDA sufficient efficacy of pirfenidone and may have a negative effect on sales of Esbriet in the European Union.”

In addition, in the course of its review of an NDA, MAA or other regulatory application for any of our compounds, the FDA, EMA or other regulatory authorities may conduct audits of the practices and procedures of a company and its suppliers and contractors concerning manufacturing, clinical study conduct, non-clinical studies and several other areas. If the FDA, EMA and/or other regulatory authorities conduct an audit relating to an NDA, MAA or regulatory application submitted by us and finds a significant deficiency in any of these or other areas, the FDA, EMA or other regulatory authorities could delay or not approve our NDA, MAA or regulatory application. As in the case of the FDA issuing to us a Complete Response Letter on our NDA for pirfenidone for IPF, if regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

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

In addition, we, our suppliers, our operations, our facilities, our contract manufacturers, our contract research organizations, and our contract testing laboratories are required to comply with extensive FDA requirements both before and after approval of our products. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our product candidates and our products. Also, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices, or cGMP, regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. In addition, discovery of safety issues may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

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

We do not have the resources, facilities or experience to manufacture any of our products or product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA, the EU and foreign regulatory authorities must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA-approved manufacturing facilities for the manufacture of Actimmune for commercial purposes. We have a long-term supply contract with BI for Actimmune, a long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for Esbriet active pharmaceutical ingredient and a contract with Catalent for the manufacture of the drug product for Esbriet. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

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

A disruption in our ability to ship Esbriet from our packaging facilities in the United States to our distributor in the European Union or a disruption in our distribution channels in the European Union could result in significant product delays and adversely affect our results.

We currently ship Esbriet from packaging facilities in the U.S. to our distributor in the EU. A disruption in our ability to ship Esbriet to our distributor in the EU or a disruption in our distribution channels in the EU for any reason, including as a result of a natural disaster, terrorism or failure of our commercial carrier, could result in product delivery delays. If this were to occur, we may be unable to satisfy customer orders on a timely basis, if at all. A significant disruptive event to our ability to distribute Esbriet could adversely affect our ability to generate revenue from Esbriet and materially affect our business and results of operations.

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

For example, the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by formulation and method of use patents relating to the use of pirfenidone for the treatment in adults of mild to moderate IPF. While many countries such as the United States permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from patenting some or all of our pending patent applications. There are some countries that currently do not allow such method of use patents, or that significantly limit the types of uses that are patentable.

In the EU, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort.

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

Market exclusivity afforded by Orphan Drug designation is generally offered as an incentive to drug developers to invest in developing and commercializing products for unique diseases that impact a limited number of patients. With respect to the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from the date of approval. The orphan drug rules are similar in the EU and marketing exclusivity is for a period of ten years from the date of approval. Qualification to maintain Orphan Drug status is generally monitored by the regulatory authorities during the Orphan Drug exclusivity period. IPF is currently a poorly diagnosed disease in these markets. It is possible that with the approval of Esbriet in the EU, and the potential approval of pirfenidone in the United States, that the incidence and prevalence numbers for IPF could change in these markets. Should the incidence and prevalence of IPF patients who are eligible to receive pirfenidone for the treatment of IPF in these markets materially increase, it is possible that the orphan drug designation, and related market exclusivity, in these jurisdictions could be lost.

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

Because the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere, following expiration of orphan drug designation in the EU, and if approved for commercial use by the FDA, in the United States, we must rely primarily on the protection afforded by the formulation and method of use patents relating to the use of pirfenidone for the treatment in adults of mild to moderate IPF.

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

These patents can be challenged by our competitors in various jurisdictions who may argue such patents are invalid or unenforceable, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Additionally, even if the validity of these patents were upheld in a patent challenge, a court may refuse to stop the other party from practicing the activity at issue on the ground that its activities are not covered by our patents. Any of these outcomes would limit our ability to exclusively market pirfenidone for the treatment in adults of mild to moderate IPF in the EU, and if approved for commercial use by the FDA, in the United States, as well as certain other countries where we have filed for patent protection.

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

In February 2010, we entered into an agreement with Shionogi whereby we have the ability to obtain access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. We did not use SP3 patient level data as pivotal study data in our recently approved MAA or in any other submissions in connection with review of the MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our U.S. NDA or in any other submissions in connection with review of the U.S. NDA. However, going forward, we may elect to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions. Should we breach our agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $903.3 million at September 30, 2011. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Failure to accurately forecast demand for our products could result in additional charges for excess inventories or non-cancelable purchase obligations or supply shortages.

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. We acquire inventories and enter into non-cancelable purchase obligations in order to meet demand for our products based on these projections. For the years ended December 31, 2010, 2009 and 2008, we recorded charges of $0.5 million, $0.3 million and $0.7 million, respectively, for excess inventories related to Actimmune from previous years’ contractual purchases. We could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations. If demand for Actimmune decreases faster than we anticipate.

In addition, we initiated our commercial launch of Esbriet in Germany in September 2011, and we currently plan to initiate commercial launches in additional countries in the EU beginning in 2012. While we have attempted to forecast demand for Esbriet in Germany and the EU, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which will impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

As of October 31, 2011, we had 171 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

Our ability to use our net operating losses and certain other tax attributes may be subject to annual limitations under federal and state tax law that could materially affect our ability to utilize such losses and attributes.

If a corporation undergoes an “ownership change” within the meaning of section 382 of the Internal Revenue Code, or section 382, the corporation’s ability to utilize any net operating losses, or NOLs, and certain tax credits and other attributes generated before such an ownership change, is limited. We believe that we have in the past experienced ownership changes within the meaning of section 382 that have resulted in limitations under section 382 (and similar state provisions) on the use of our NOLs and other tax attributes. Future changes in ownership could result in additional ownership changes within the meaning of section 382 that could further limit our ability to utilize our NOLs and certain other tax attributes.

Risks Related to our Securities

Our significant level of indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding notes.

We have now and will continue to have, a significant amount of indebtedness. As of September 30, 2011, we had $85.0 million of outstanding indebtedness under our 2015 Notes and $155.3 million indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of our 2015 notes into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of September 30, 2011, our annual debt service obligation on our 2015 and 2018 Notes was $8.1 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our outstanding notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the affected notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under the company’s other notes and indebtedness. Any default under our notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

We may fail to meet our publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value and affect the trading price of our outstanding notes.

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

•

negative developments or setbacks in our application to obtain marketing approval for pirfenidone in the United States, including negative results of the ASCEND trial that we initiated in the second quarter of 2011 and/or a negative response from the FDA to our anticipated NDA resubmission based on data from this trial;

•	delays or unexpected difficulties in our commercial launch of Esbriet in the EU;

•	lower than expected pricing and reimbursement levels for Esbriet in the EU;

•	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

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

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the trading price of our notes.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price and the trading price of our outstanding notes.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Commission. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our outstanding notes.

Substantial sales of shares or the issuance of additional stock may negatively impact the market price of our common stock and the trading price of our outstanding notes.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or conversion of our outstanding notes, the market price of our common stock and, in turn, the trading price of our notes, may decline. In addition, the existence of our notes may encourage short selling by market participants. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock and the trading price of our outstanding notes.

We have filed registration statements covering the approximately 8.0 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of September 30, 2011.

During the second quarter of 2011, Warburg Pincus Equity Partners, L.P. and certain of its affiliates (collectively, Warburg Pincus) filed documents with the Commission indicating that it had distributed an aggregate of 9,468,728 shares of our common stock to its partners. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus.

As of September 30, 2011, we had an aggregate of approximately 17.1 million shares of common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. The issuance of these unreserved shares in connection with acquisitions or otherwise, as well as any shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by the our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended September 30, 2011, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $51.08 in April 2011 to a low of $12.53 in December 2010. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

•	general economic and political conditions and specific conditions in the biotechnology industry;

•	changes in expectations as to our future financial performance, including financial estimates or publication of research reports by securities analysts;

•	strategic actions taken by us or our competitors, such as acquisitions or restructurings;

•	announcements of new products or technical innovations by us or our competitors;

•	actions taken by institutional shareholders; and

•	speculation in the press or investment community.

In addition, the stock market in general, and the stock price of companies listed on NASDAQ, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. Periods of volatility in the market price of a company’s securities frequently results in securities class action and shareholder derivative litigation against that company. This type of litigation can result in substantial costs and a diversion of management’s attention and resources.

Because our outstanding notes are convertible into shares of our common stock, volatility or depressed market prices of our common stock could have a similar effect on the trading price of our outstanding notes. Holders who receive shares of our common stock upon conversion of our notes will also be subject to the risk of volatility and depressed market prices of our common stock.

Provisions of Delaware law, our charter documents and the indentures governing our outstanding notes may impede or discourage a takeover, which could cause the market price of our common stock to decline.

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

The repurchase rights in our outstanding notes triggered by the occurrence of a fundamental change and the additional shares of our common stock by which the conversion rates are increased in connection with certain make-whole fundamental change transactions could also discourage a potential acquirer.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. As a result, holders who convert their notes and receive shares of our common stock will not realize a return on their investment unless the market price of our common stock appreciates, which we cannot assure.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(6)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate.(1)

4.3	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(8)

4.4	Indenture, dated September 19, 2011, between InterMune and The Bank of New York Mellon Trust Company, N.A., as Trustee.(9)

4.5	First Supplemental Indenture, dated September 19, 2011, between InterMune. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).(9)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(10)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(10)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(10)

101.INS**	XBRL Instance Document.(10)

101.SCH**	XBRL Taxonomy Extension Schema Document.(10)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.(10)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.(10)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.(10)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(8)	Filed as an exhibit to InterMune’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.
(9)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on September 19, 2011.
(10)	Filed or furnished herewith.
*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By: /s/ Bruce Tomlinson
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: November 7, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(6)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate.(1)

4.3	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(8)

4.4	Indenture, dated September 19, 2011, between InterMune and The Bank of New York Mellon Trust Company, N.A., as Trustee.(9)

4.5	First Supplemental Indenture, dated September 19, 2011, between InterMune. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).(9)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(10)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(10)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(10)

101.INS**	XBRL Instance Document.(10)

101.SCH**	XBRL Taxonomy Extension Schema Document.(10)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.(10)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.(10)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.(10)

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(8)	Filed as an exhibit to InterMune’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.
(9)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on September 19, 2011.
(10)	Filed or furnished herewith.
*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.