Form 10-K
period 2011-12-31
INTERMUNE INC
filed 2012-02-29
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) of the voting and non-voting stock held by non-affiliates of the registrant was $1,663,819,185, which excludes an aggregate of 14,267,023 shares of the registrant’s common stock held by officers and directors and by each person known by the registrant to own 10% or more of the registrant’s outstanding common stock as of June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of January 31, 2012, the number of outstanding shares of the registrant’s common stock was 65,334,741 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

INTERMUNE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve substantial risks and uncertainty. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	pricing for Esbriet® in the various jurisdictions in the European Union;

•	timing and expectations of our clinical trials and when our products or product candidates may be approved by regulatory authorities for marketing in various territories;

•

timing and expectations regarding assessments of the benefit of Esbriet®, reimbursement of Esbriet® by national health authorities and payors in various countries, including our expectations regarding the timing of Germany’s Federal Joint Committee assessment of Esbriet® for the treatment of mild to moderate IPF and any changes to reimbursement guidelines for Esbriet as a result of such assessment;

•	opportunities to establish development or commercial alliances;

•	commercial launch preparations, including the timing of launches in the various European Union jurisdictions and the implementation of the infrastructure required for the commercial launches;

•

the scope and enforceability of our intellectual property rights, including the anticipated durations of patent protection and marketing exclusivity under orphan drug regulations in the European Union, United States and other jurisdictions, and including claims that we or our collaborators may infringe third party intellectual property rights or otherwise be required to pay license fees and or royalties under such third party rights;

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

Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Annual Report, including those discussed in this Annual Report under “Item 1A. Risk Factors” below. Because the factors referred to above, as well as the factors discussed in this Annual Report under “Item 1A. Risk Factors” below, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. When used in this Annual Report, unless otherwise indicated, “InterMune,” “we,” “our,” “us” or the “Company” refers to InterMune, Inc.

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the second quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in October of 2012, and launch Esbriet as soon as practicable thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Austria, Denmark, Ireland and Norway in the first half of 2012, and in Belgium, the Netherlands, Finland and Sweden in the second half of 2012. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF to support United States approval in July 2011, referred to as the ASCEND trial, the results of which are expected to be available in mid-2013. The results of the ASCEND trial will supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis.

In September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.50% convertible senior notes due 2018. The aggregate net proceeds from our concurrent offerings was approximately $255.0 million, after deducting underwriting discounts and commissions and related offering expenses. We currently intend to use the net proceeds from these offerings to fund the commercial launch of Esbriet in the EU, to fund our ASCEND trial and for general corporate purposes.

In addition to our pulmonology programs, we previously focused on the field of hepatology, which is concerned with the diagnosis and treatment of disorders of the liver, primarily to expand treatment options for patients suffering from chronic hepatitis C virus (“HCV”) infection. From October 2006 to October 2010, we had a research and development collaboration agreement with Hoffmann-LaRoche Inc. and F.Hoffmann-La Roche Ltd. (collectively, “Roche”) for products from our HCV protease inhibitor program, including our compound danoprevir (formerly known as RG7227 and ITMN-191). In October 2010, we sold our worldwide rights to danoprevir to Roche for $175.0 million in cash. In December 2010, we entered into a new research collaboration agreement with Roche with respect to other protease inhibitors for the treatment of HCV. Research efforts under this agreement ceased as of June 30, 2011, and in 2011, we decided to cease further investment in this therapeutic area. As a result of our collaboration with Roche and our independent internal efforts, we have a hepatology portfolio of pre-clinical small molecule compounds for the treatment of HCV.

We were incorporated in California in 1998 and reincorporated in Delaware in 2000 in connection with our initial public offering. We have established wholly-owned subsidiaries in various countries, primarily to support our expected commercialization of Esbriet in Europe including subsidiaries in the United Kingdom, Germany, France, Switzerland, Spain, Italy, the Netherlands, Sweden, Austria and Canada. Our worldwide corporate headquarters are in Brisbane, California and our European headquarters are in Muttenz, Switzerland.

Our total revenue and income (loss) from continuing operations for each of the years ended, and our total assets as of December 31, 2011, 2010 and 2009 are summarized in the following table:

	2011	2010	2009
	(In thousands)
Total revenue (1)	$25,630	$259,291	$48,700
Net income (loss)	(154,774)	122,374	(116,020)
Total assets	472,623	305,147	114,727

(1)	Total revenue in 2010 includes $175.0 million from the sale of our rights to danoprevir to Roche and the acceleration of $57.3 million of previously deferred revenue related to the termination of our 2006 collaboration agreement with Roche.

Approved Products

Esbriet® (Pirfenidone)

Pirfenidone, a treatment for IPF, a progressive and fatal lung disease, has completed the global Phase 3 CAPACITY clinical development program. In 2004, both the FDA and the European Medicines Agency, or EMA, granted orphan drug status to pirfenidone for the treatment of IPF. In March 2010, we filed a Marketing Authorisation Application, or MAA, with the EMA seeking approval of pirfenidone to be used in adults for the treatment of mild to moderate IPF. In December 2010, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the granting of our MAA for pirfenidone within the EU. We received notification of ratification of the CHMP opinion by the European Commission in March 2011, which authorized the marketing of Esbriet® (pirfenidone) in all 27 member states of the EU effective February 28, 2011. In addition, the European Commission has since authorized the marketing of Esbriet® in Norway and Iceland.

In connection with our receipt of marketing authorization in the European Union, we have committed to conduct routine safety surveillance of spontaneous adverse drug reactions (“ADRs”) and to conduct a PASS (“Post Authorization Safety Study”) in the form of a registry to systematically collect and monitor ADRs in patients who have been prescribed Esbriet. The PASS Registry is expected to enroll 1,000 patients over two years and to follow these patients for a similar period. We also will conduct a drug-drug interaction study to determine the impact of the antibiotic ciprofloxacin, a moderate CYP1A2 inhibitor, on the pharmacokinetics and safety of Esbriet in 25 healthy subjects. In addition, to help ensure the safe use of Esbriet, we have implemented a risk management plan (“RMP”) that includes routine safety monitoring of certain adverse reactions, a patient information leaflet and a safety checklist for physicians.

To support our planned marketing efforts for Esbriet® in the EU, we are actively expanding our commercial infrastructure within the EU. In December 2010, we announced several additions to our senior leadership team in support of our planned commercialization of Esbriet® as well as the establishment of our European headquarters in Switzerland. Since that time we have grown our European organization significantly, including the appointment of General Managers in Germany, France, Italy, Spain, the United Kingdom and the mid-sized European countries. In addition, we have hired our commercial and medical teams in the so-called “Top 5” EU countries to support our commercial launch of Esbriet® in the EU.

In January 2010, the FDA accepted our New Drug Application, or NDA, for pirfenidone for the treatment of patients with mild to moderate IPF and granted priority review status for our NDA. In March 2010, the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA voted 9-3 in favor of recommending approval of our NDA for pirfenidone to reduce the decline in lung function in patients with IPF. However, in May 2010, we received a Complete Response Letter from the FDA requesting that we conduct an additional clinical trial to provide additional evidence of the efficacy of pirfenidone to reduce the decline in lung function in patients with IPF. After review of various regulatory and clinical development options to gain approval of pirfenidone for commercial sale within the United States, in January 2011, we reported our intention to conduct an additional Phase 3 clinical trial that, if successful, would demonstrate a clinically meaningful effect on forced vital capacity in patients with mild to moderate IPF, referred to as the ASCEND trial. In July 2011, we announced that the first patient had been enrolled in the ASCEND trial. We currently expect to receive the results from this trial in mid-2013.

Idiopathic Pulmonary Fibrosis (IPF): IPF is a disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. The prognosis is poor for patients with IPF, which occurs primarily in persons 40 to 80 years old with a median survival time from diagnosis of two to five years. Published epidemiology studies suggest there is a range of between 85,000 and 141,000 IPF patients in Europe, with approximately 113,000 being the median estimate. Our research suggests that there is a range of between 50,000 and 90,000 diagnosed cases of IPF in the United States. Approximately two-thirds of the affected patients are believed to have mild to moderate disease severity, and, therefore, may be eligible for treatment with Esbriet®. In the United States, it is believed that approximately 30,000-35,000 new IPF cases develop each year, with a similar rate of incidence in the EU. Pirfenidone is the only commercially approved drug for the treatment of mild to moderate IPF and is now approved in (i) the EU and is sold by us under the trade name Esbriet®, (ii) Japan and is sold by Shionogi under the tradename Pirespa® (iii) India and is sold by Cipla Ltd. under the trade name Pirfenex®, and (iv) China and is sold by Shanghai Genomics.

Actimmune®

Actimmune is currently approved in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis. Actimmune is also approved for commercial use in both indications in numerous other countries. However, a significant portion of the sales of Actimmune in the United States have been for off-label indications, primarily for the treatment of IPF. In 1998 we obtained a license from Genentech, Inc. (“Genentech”) to exclusively develop, use and sell Actimmune in particular fields in the United States, Canada and Japan. For the years ended December 31, 2010, 2009 and 2008, sales of Actimmune accounted for all of our product revenue.

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

Primary Therapeutic Focus

Our business is primarily focused on the development and commercialization of therapies within the specialized areas of pulmonology and orphan fibrotic diseases.

Pulmonology

Pulmonology is the specialized branch of medicine that is focused on diseases of the lungs and respiratory tract. Our current focus in this area of medicine is on the treatment of IPF, including the development and commercialization of pirfenidone.

Research Pipeline

Pulmonology and Orphan fibrotic diseases

We have several pre-clinical research programs in the areas of IPF and orphan fibrotic diseases.

HCV/Sale of Danoprevir Rights

From October 2006 to October 2010, we had a research and development collaboration agreement with Roche to discover and develop novel HCV protease inhibitors, including our compound danoprevir (formerly known as RG7227 and ITMN-191), an orally available HCV protease inhibitor, which we had progressed from pre-clinical testing into Phase 2b clinical development. In October 2010, we sold our worldwide rights to danoprevir to Roche for $175.0 million in cash and terminated our October 2006 collaboration agreement. Roche has agreed to reimburse us for any future royalty and milestone obligations that we may continue to have to Novartis Corporation (Novartis) and Array BioPharma, Inc. (Array) related to the continued development and commercialization of danoprevir by Roche. In December 2010, we entered into a new research collaboration agreement with Roche with respect to other protease inhibitors for the treatment of HCV. Research efforts under this agreement ceased as of June 30, 2011 and we decided to cease further investment in this therapeutic area. As a result of our collaboration with Roche and our independent internal efforts, we have a portfolio of pre-clinical small molecule compounds for the treatment of HCV.

Our Strategy

We intend to use our current capital resources and any potential revenue provided by sales of Actimmune and Esbriet to:

•

Pursue the commercial launch of Esbriet in Germany, France, the United Kingdom, Italy, and Spain and other select European countries which started in the third quarter of 2011 and will continue through 2012;

•	Continue our pursuit of the approval of pirfenidone for commercial sale in the United States by conducting our Phase 3 clinical study, ASCEND, during 2012 and 2013;

•	Fund drug discovery and preclinical development activities to identify novel potential treatments of IPF and orphan fibrotic diseases; and

•

Continue to evaluate appropriate product acquisition candidates and opportunistically pursue strategic alliances and collaborative arrangements that we believe could complement our existing focus in the areas of pulmonology and orphan fibrotic diseases or in areas that we believe are advantageous to pursue.

License, Collaboration and Other Agreements

Pirfenidone

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights, excluding Japan, Korea and Taiwan to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million, future milestone payments and up to 9% royalty payments. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement and as a result no longer have milestone or royalty obligations thereunder to Marnac and KDL. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million and are required to make future milestone payments in connection with the continued development and regulatory approval of pirfenidone in certain countries. For example, we made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi.

Shionogi Clinical Data License

In February 2010, we entered into an agreement with Shionogi that gives us an option to exercise a license to obtain access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF (“SP3”). This license provides that we pay Shionogi a royalty on pirfenidone sales in a particular jurisdiction for a specified period of time in the event (i) we use the SP3 patient level data as “pivotal study data” (as defined in the license) in connection with a particular regulatory filing in such jurisdiction, and (ii) the regulatory filing that uses SP3 patient level data as pivotal study data is approved. We did not use SP3 patient level data as pivotal study data in our recently approved EU MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our US NDA, as indicated by the FDA in its Complete Response Letter relating to our US NDA for pirfenidone to treat patients with IPF. Going forward, we may elect to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions. Should we elect to do so, and should the regulatory filing containing such SP3 patient level data be approved, we may owe a royalty to Shionogi on sales of pirfenidone in such jurisdiction for a specified period of time.

Actimmune

Genentech, Inc. License Agreement (Actimmune®)

In 1998, we obtained a license from Genentech through Connetics Corporation (“Connetics”) for patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Under this agreement we have the exclusive license to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have a non-exclusive license to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune based on a royalty rate of 45% for the first $3.7 million of revenue and 10% for any additional revenue. We are also required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include certain regulatory submissions and approval to market Actimmune for the treatment of particular categories of diseases, however we have no further development plans for Actimmune. We made royalty payments of approximately $90.1 million in the aggregate, but no milestone payments, under this agreement through December 31, 2011. Our rights under this agreement could revert to Genentech if we commit a material breach of the agreement.

Connetics Corporation (acquired by Stiefel Laboratories, Inc.) (Actimmune®)

Through an assignment and option agreement with Connetics in 1998, we paid Connetics $5.7 million to acquire rights to Actimmune and we remain obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to the use of Actimmune to treat scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune for the treatment of scleroderma. We made royalty payments of approximately $1.9 million in the aggregate through December 31, 2011. There are no milestone payments pursuant to this agreement.

Hepatology

Roche Asset Purchase Agreement (Danoprevir)

In October 2010, we entered into an asset purchase agreement with Roche (the “Asset Purchase Agreement”) to sell our worldwide development and commercialization rights in danoprevir to Roche for $175.0 million in cash. In connection with this transaction our 2006 License and Collaboration Agreement with Roche was terminated. The assets purchased by Roche pursuant to the Asset Purchase Agreement included certain specified intellectual property, as well as certain regulatory filings, assumed contracts, books and records, and product data, in each case, related to danoprevir. In connection with the Asset Purchase Agreement, Roche also assumed certain of our liabilities and obligations arising out of or related to certain of the assumed contracts, including potential future milestone and royalty obligations payable to Novartis Corporation and Array in connection with the further development of danoprevir by Roche. In addition, we granted Roche an exclusive, irrevocable, non-terminable, fully paid-up license of certain of our intellectual property rights for use by Roche in the development and commercialization of danoprevir.

2006 Roche License and Collaboration Agreement (Protease Inhibitors)

In October 2006 we entered into a collaboration agreement with Roche to research, develop and commercialize products from our HCV protease inhibitor program, including danoprevir, which entered Phase 2b clinical trials in 2009. Upon entering into the agreement, we received an upfront payment of $60.0 million from Roche. During the term of the agreement we also received milestone payments totaling $45.0 million over the period of 2007, 2008 and 2009. In connection with the sale of our rights in danoprevir to Roche in October 2010, this collaboration agreement was terminated.

2010 Roche Collaboration Agreement (Second-generation Protease Inhibitors)

In December 2010, we entered into an agreement with Roche related to the discovery and development next-generation protease inhibitors for the treatment of HCV. Roche funded all research costs related related to these efforts during the period of July 1, 2010 to June 30, 2011. Work under this agreement has concluded and InterMune now owns all rights to the next-generation NS3/4A protease inhibitors developed under this agreement.

Novartis Corporation (Small Molecule HCV Therapeutics)

In 2004, we entered into a license agreement with Novartis which granted us the right to discover, develop and commercialize small molecule therapeutic agents against certain HCV targets that are covered by patents owned by Novartis. This agreement provides for the payment of certain milestones and royalties in connection with the development and commercialization of these therapeutic agents, including danoprevir. In connection with our sale of danoprevir to Roche, Roche agreed to assume and pay any future milestones and royalties that may become due under this agreement in connection with the further development and commercialization of danoprevir. The provisions of this license agreement also continue to apply to certain of our pre-clinical HCV compounds.

Array BioPharma Inc. (Small Molecule HCV Therapeutics)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting HCV with Array. Joint research activities under this agreement expired in June 2007, however Array will continue to be entitled to receive milestone payments and low single-digit royalties in connection with the development and commercialization of compounds derived from the collaborative efforts. In December 2004, the agreement was amended to provide a mechanism for us to purchase Array’s interest in certain co-owned intellectual property rights arising from the collaboration, subject to ongoing milestone and royalty payments. In late 2004, we purchased Array’s co-ownership rights in danoprevir, subject to ongoing milestone and royalty obligations. In connection with our 2010 divestiture of danoprevir to Roche, Roche has agreed to assume and pay to Array any milestones and royalties that may become due in connection with the further development and commercialization of danoprevir. The provisions of this license agreement also continue to apply to certain of our pre-clinical HCV compounds discovered in collaboration with Array.

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

ACIC Fine Chemical, Inc. and Signa C.V. (pirfenidone)

On May 13, 2004, we entered into a purchase agreement with ACIC Fine Chemicals Inc. (“ACIC”) to supply us with a finite amount of API for the manufacturing of pirfenidone. Under a separate agreement with Signa C.V. (“Signa”), ACIC sub-contracted the manufacturing of this finite amount of API for pirfenidone to Signa. Under this agreement, we acquired the API for pirfenidone from ACIC on an as-needed purchase order basis.

In January 2009, we entered into a definitive supply agreement with Signa and ACIC for the clinical and commercial supply of the API for pirfenidone, which agreement replaces and supersedes the purchase agreement described above. The supply agreement generally provides for the exclusive supply by Signa and ACIC and the exclusive purchase (except in certain limited circumstances) by us of the API for pirfenidone with respect to the territories where we hold exclusive rights to pirfenidone. Under the terms of this supply agreement, we are not required to make minimum annual purchases. The pirfenidone API will be purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 17, 2008 and will continue for the longer of (i) 10 years thereafter or (ii) seven years from the date of approval of a finished product containing the API for pirfenidone. If Signa and ACIC are not able to supply all of our requirements for the API for pirfenidone, we may purchase the API from a second source third party supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder or in the event the manufacture, use, sale or importation of the API is found to be infringing of a third party’s intellectual property rights and such third party is unwilling to provide either Signa and ACIC or us with a license. In addition, we have the right to terminate the supply agreement in the event it is not commercially reasonable for us to sell or purchase the API or a finished product containing the API. In light of our receipt of marketing authorization of Esbriet® in the EU, we have assigned this agreement to InterMune International AG, our wholly-owned subsidiary and European headquarters located in Muttenz, Switzerland.

Catalent Pharma Solutions LLC (pirfenidone)

In September 2009, we entered into a commercial manufacturing agreement with Catalent Pharma Solutions, LLC (“Catalent”) to process and encapsulate the API for pirfenidone and to supply us with bulk pharmaceutical pirfenidone product for commercial use. The agreement generally provides for the exclusive supply by Catalent and the exclusive purchase (except in certain limited circumstances) by us of the bulk pharmaceutical pirfenidone product with respect to certain territories where we hold exclusive rights to pirfenidone. In the fourth year of the agreement, Catalent’s exclusive supply and our exclusive purchase obligations under the agreement will only apply to 50% of our commercial requirements for the bulk pharmaceutical pirfenidone product in the United States while supply and purchase obligations of the parties under the agreement will be non-exclusive for the other geographical territories subject to the agreement. Furthermore, after the fifth year of the agreement, the supply and purchase obligations of the parties under the agreement will become non-exclusive for all territories subject to the agreement. Under the terms of this agreement, we are not required to make any minimum annual purchases. The bulk pharmaceutical pirfenidone product is required to be purchased by us based upon a rolling forecast. The agreement was made effective as of September 10, 2009 and is scheduled to continue for an initial term of five (5) years from the date of our commercial launch of pirfenidone, if approved by a regulatory agency, subject to renewal. If Catalent is not able to supply all of our requirements for the bulk pharmaceutical pirfenidone product, we may purchase such product from a second source supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder. In light of our receipt of marketing authorization of Esbriet® (pirfenidone) in the EU, we have assigned this agreement to InterMune International AG, our wholly-owned subsidiary and European headquarters located in Muttenz, Switzerland.

Boehringer Ingelheim Austria GmbH (Actimmune®)

In January 2000, we entered into an agreement with BI for the clinical and commercial supply of Actimmune. The agreement, which had been amended from time to time, generally provided for the exclusive supply by BI and exclusive purchase by us of Actimmune. This contractual obligation to BI was denominated in euros. Prior to the failure of the INSPIRE trial, we had future purchase obligations of approximately $91.6 million. Following the unsuccessful outcome from the Phase 3 INSPIRE trial that was discontinued in March 2007, we entered into a termination agreement (“Termination Agreement”) with BI. The Termination Agreement provided for the termination of the existing supply agreement dated January 2000, as amended, for the clinical and commercial supply of Actimmune conditioned upon and coincident with the entry by us and BI into a new agreement for the clinical and commercial supply of Actimmune. In consideration of the entry into the Termination Agreement, we incurred approximately $6.8 million in termination expenses during the second quarter of 2007. Pursuant to the Termination Agreement and new supply agreement, we eliminated $91.6 million in future purchase commitments for Actimmune for the years 2007 to 2012. On June 29, 2007, we entered into a new agreement with BI for the clinical and commercial supply of Actimmune (“Supply Agreement”). Under the terms of the new Supply Agreement, we are not required to make any minimum annual purchase commitments and BI is not required to commit to reserving any minimum annual capacity for the manufacture of Actimmune. On a going forward basis, the product will be purchased based upon a rolling forecast. The new Supply Agreement was effective as of June 29, 2007 and will expire on December 31, 2012. We are currently in discussions with BI to extend the term of the Supply Agreement. Either party has the right to terminate the Supply Agreement if the other party materially breaches its obligations thereunder. In addition, we have the right to terminate the Supply Agreement immediately in the event that health authorities prevent distribution of Actimmune for all indications.

Patents and Proprietary Rights

Based on our own internal research efforts and observations made during our clinical trials, we have filed numerous patents relating to the safe and effective use of pirfenidone to treat patients with IPF and other diseases. In addition, we have filed for patents on a number of small molecules to treat HCV, pulmonary and fibrotic diseases.

Pirfenidone

The composition of matter patents for pirfenidone expired in the 1990’s. In 2002, we licensed from Marnac and its co-licensor KDL certain worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis covered by certain of their use patents. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Among the patents we purchased under the asset purchase agreements are U.S. Patent Nos. 5,310,562; 5,962,478; 6,090,822, 6,300,349 and related foreign equivalents. When U.S. Patent No. 5,310,562 expires in 2011, we will not be able to use this patent to block others from marketing pirfenidone for the treatment of fibrotic disorders in the United States, except to the extent we are able to secure additional intellectual property in connection with novel treatment methods. We also own the European counterpart of U.S. Patent Nos. 5,962,478 and 6,300,349, validated in Germany and the United Kingdom, and have sought extended patent protection for Esbriet through 2021 by filing applications for a Supplemental Patent Certificate in these countries. In addition to the patents we acquired from Marnac and KDL, we have been pursuing additional pirfenidone-related intellectual property including patent rights relating to the safe and effective use of pirfenidone based upon observations from our extensive clinical development of pirfenidone. We currently have five additional patents granted in the European Union covering the safe and/or efficacious administration of pirfenidone to IPF patients, as well as nine issued patents in the United States covering the formulation or uses of pirfenidone. These patents have expiration dates between 2026 and 2030, and we currently anticipate that these patents will provide us with additional market exclusivity in the European Union following the expiration of orphan drug status in 2021. Certain of these patents have application beyond the treatment of IPF. Certain of these patents have application beyond the treatment of IPF. We will only enjoy market exclusivity for a particular indication in countries in which we have (i) regulatory exclusivity such as orphan drug status, (ii) new chemical entity data exclusivity, or (iii) patent protection. For a description of certain intellectual property issues relating to the intellectual property we acquired and the other intellectual property we are pursuing, please see “Item 1A. Risk Factors-Following expiration of orphan drug designation in the European Union, and if approved for commercial use by the FDA in the United States, our current intellectual property portfolio may not be sufficient to protect the continued exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF” below.

Actimmune®

We have acquired an exclusive license under certain Genentech patents to develop, use and sell interferon gamma-1b, the active ingredient in Actimmune, in particular fields in the United States, Canada and Japan under our license agreement with Genentech. This license agreement covers more than 12 United States patents and related foreign patents and/or patent applications filed in Japan and Canada. Certain of the United States patents covering DNA vectors and host cells relating to interferon gamma-1b expired in 2005 and 2006 without material impact to our business. In addition, a United States patent relating to the composition of interferon gamma-1b will expire in 2013or 2014. Other material United States patents expire between 2009 and 2013. Under the Genentech license, we pay Genentech royalties on the sales of Actimmune, and are required to make one-time payments to Genentech upon the occurrence of specific milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. Two United States composition-of-matter patents acquired from Amgen covering interferon-gamma analogs, including interferon gamma-1b, expire in 2022 while one Canadian patent acquired from Amgen expires in 2024.

HCV Small Molecules

We hold patent rights related to a variety of small molecules for the potential treatment of HCV, including protease, polymerase and NS5A inhibitors. We invented a series of protease inhibitors in collaboration with Array to which we hold and exclusive license. In late 2004, we purchased from Array its co-ownership rights in patents related to the HCV protease inhibitor, danoprevir, such that we held exclusive ownership rights in the patent applications and issued patents covering danoprevir. We sold these patents, as well as certain wholly owned patents, to Roche in connection with our divestiture of danoprevir in 2010.

Competition

Pirfenidone for IPF

Pirfenidone is the only approved therapy in the world for the treatment of IPF. In March 2011, we received marketing authorization for pirfenidone in the EU for use in adults for the treatment of mild to moderate IPF. We launched pirfenidone in Germany in September 2011 under the trade name Esbriet®. Pirfenidone is also approved for the treatment of IPF in (i) Japan and is marketed by Shionogi under the tradename Pirespa®, (ii) India and is sold by Cipla Ltd. under the trade name Pirfenex®, and (iii) China and is sold by Shanghai Genomics. There is currently no FDA approved therapy available for the treatment of IPF, however, we are currently conducting an additional Phase 3 clinical trial in IPF known as ASCEND that we currently anticipate will help support approval of pirfenidone to treat IPF in the United States. We believe that the primary competition for pirfenidone in the EU and in the U.S (if pirfenidone is approved by the FDA for the treatment of IPF) will initially consist of off-label use of products that are approved for other indications including corticosteroids and N-acetylcysteine (NAC). The competitive landscape for new IPF products has seen numerous failures but continues to evolve. In late 2011, a placebo-controlled study conducted by the NHLBI comparing corticosteroids, NAC and Azathioprine (triple therapy) to NAC alone stopped the triple therapy arm of the study due to toxicity. The remaining arm of this trial, studying NAC- alone is projected to be completed by late 2013. In 2007, a Phase 3 clinical trial for bosentan was initiated by Actelion Pharmaceuticals, Ltd. (“Actelion”) and initial results were published in March 2010. Bosentan failed to meet its primary endpoint in this clinical trial and as a result, Actelion has ceased further development of this compound to treat IPF. Actelion also conducted an exploratory study with macitentan, a tissue-targeting endothelin receptor antagonist, in patients with IPF. The results of this macitentan IPF study were announced in August 2011 and the efficacy data did not support conducting a phase 3 IPF study with macitentan since no difference was observed between placebo and macitentan with regard to liver enzyme elevations. Actelion is also investigating macitentan in patients with pulmonary arterial hypertension (PAH) in a phase 3 trial, the results of which Actelion is expecting in the first half of 2012. In January 2009, Gilead Sciences, Inc. (“Gilead”) initiated a Phase 3 clinical study of ambrisentan for the treatment of IPF that was halted in December 2010 due to lack of efficacy. In December 2010, Gilead acquired Arresto Biosciences (Arresto) thereby gaining access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Boehringer Ingelheim recently presented Phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. Boehringer Ingelheim has begun enrolling a global phase 3 clinical trial for BIBF-1120 in IPF. Additionally, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Stromedix (currently in the process of being acquired by Biogen Idec).

Actimmune® for CGD and Severe Malignant Osteopetrosis

Actimmune is the only FDA approved therapy for CGD and severe, malignant osteopetrosis and we are not aware of any competitive products available or in development for these indications. However, in general, our products and product candidates face competition, or potential competition, from other currently available or development-stage therapies.

Commercial Operations

Pirfenidone (Esbriet®)

To support our anticipated marketing efforts in Europe for the sale of Esbriet, we continue to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts in addition to the announcement of the establishment of our European headquarters in Reinach, Switzerland. In September 2011 we launched Esbriet in Germany. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the second quarter of 2012 and launch in those countries as soon as possible after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in October of 2012, and launch Esbriet as soon as possible thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Austria, Denmark, Ireland and Norway in the first half of 2012, and in Belgium, the Netherlands, Finland and Sweden in the second half of the year. As of December 31, 2011 we had a total of 64 employees in various offices located in Europe. In Europe, Esbriet is expected to be sold primarily through distributors to hospitals and pharmacies.

Actimmune®

While we do not actively promote Actimmune for any indication, we continue to support the supply and reimbursement of Actimmune for its labeled indications, CGD and severe, malignant osteopetrosis. In the United States, Actimmune is sold primarily to distributors and specialty pharmacies who distribute directly to patients. During the year ended December 31, 2011, the primary specialty pharmacies and distributors for Actimmune were CuraScript, Inc. (formerly Priority Healthcare, Inc.), Nova Factor, Inc. and Caremark, Inc., which accounted for 42%, 22% and 22%, respectively, of our total net product sales.

Medical Affairs

We have Medical Affairs personnel in the US and Europe that maintain and provide current, scientific-based information about Actimmune, Esbriet and pulmonology in general for the benefit of heath care providers, patients and caregivers, as well as our employees. Our Medical Affairs team also supports medical education, medical information, and our publication efforts.

Total Revenue by Geographic Region

Our total revenue by region for the years ended December 31, 2011, 2010 and 2009, were as follows (in thousands):

	2011	2010	2009
United States	$19,961	$19,875	$25,231
Europe and other (1)	5,669	239,416	23,469

Total	$25,630	$259,291	$48,700

(1)	Total Europe and other revenue in 2010 includes $175.0 million from the sale of our rights to danoprevir to Roche and the acceleration of $57.3 million of previously deferred revenue related to the termination of our 2006 collaboration agreement with Roche.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. The EMA, or European Medicines Agency, is a centralized body of the European Union whose main responsibility is the protection and promotion of public health through the evaluation and supervision of medicines for human use. The EMA coordinates the evaluation and supervision of medicinal products, including our product Esbriet, throughout the 27 European Union member states in a network of 42 national competent authorities.

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

The FDA and regulatory authorities in other territories may require, or companies may pursue, additional clinical trials after a product is approved. These are called Phase 4 studies. The results of Phase 4 studies can confirm the effectiveness of a drug and can provide important safety information to augment the FDA’s adverse drug reaction reporting system. For example, in connection with our receipt of marketing authorization for Esbriet in the EU, we committed to conduct routine safety surveillance of spontaneous adverse drug reactions (ADRs) and to conduct a PASS (Post Authorization Safety Study) in the form of a registry to systematically collect and monitor ADRs in patients who have been prescribed Esbriet. Also, we have ongoing Phase 4 post-marketing commitments to the FDA relating to Actimmune for the treatment of osteopetrosis including a registry and drug interaction study which was completed and submitted to the FDA in 2006.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products or of approved products for new diseases for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for our product candidates or for use of our approved products for new diseases on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases, patient subgroups and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products or approval of new diseases for our existing products. Delays in obtaining, or failures to obtain, initial regulatory approval for any of our product candidates, or additional regulatory approvals for new indications of our approved products, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the United States (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in very limited circumstances). The EMA has granted orphan drug designation for Esbriet and therefore we currently expect to have 10 years of market exclusivity as a result of this designation in the European Union. We have filed and intend to file for orphan drug designation for those diseases we target that meet the criteria for orphan drug exclusivity. Pirfenidone has been granted orphan drug designation for the treatment of IPF by the FDA and EMA. Although obtaining FDA and EMA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that we will be able to maintain this designation for pirfenidone, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. For example, we are aware that physicians are prescribing Actimmune for the treatment of IPF, although we do not promote Actimmune for the treatment of IPF, and the FDA has not approved the use of Actimmune for the treatment of this disease. Substantially all of our Actimmune revenue is derived from physicians’ prescriptions for off-label use. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use. While a company may engage in truthful, non-misleading, and non-promotional speech concerning its products, it cannot promote FDA-approved drugs for off-label uses. A company may also educate physicians about a particular disease state and how that disease is properly diagnosed so that patients who qualify for the clinical trial might be identified and may survey physicians who are lawfully prescribing our products for off-label uses to monitor patients’ experiences, particularly as to whether safety issues have arisen. A company may also, pursuant to FDA policies, respond to unsolicited requests from health care professionals and engage in appropriate scientific exchange of information about unapproved uses. We have engaged in these lawful activities in the past and continue to engage in some of them today. We have policies and procedures in place to regulate the lawful promotion of our marketed products within their labeled indications. Employees are trained to follow these policies and procedures and must certify that they will abide by them. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. While we believe we are currently in compliance with the FDA’s regulations relating to off-label promotion, the regulations are subject to varying interpretations which continue to evolve. Failure to comply with these requirements in the past or with respect to future activities can result in regulatory enforcement action by the FDA and other governmental bodies, which would have an adverse effect on our revenue, business and financial prospects.

Research and Development

Our research and development expenses were $75.0 million, $67.5 million and $89.1 million for the years ended December 31, 2011, 2010 and 2009.

Facilities

All of our facilities and long-lived assets are located in the United States and Europe. Our facilities in the United States currently consist of approximately 70,000 square feet of office space located at our headquarters at 3280 and 3260 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this facility. In July 2010, we extended the lease agreement on our current facility for an additional term that expires in April 2016. We also currently maintain offices located in Muttenz, Switzerland, our European headquarters; Berlin, Germany; Milan, Italy; Paris, France; London, England; Madrid, Spain; and Stockholm, Sweden. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate expansion of our operations, both here in the U.S. and in Europe.

Employees

As of January 31, 2012, we had 201 full-time employees, of which, 73 are located in Europe. Of the full-time employees, 71 were engaged in research and development and 130 were engaged in selling, general and administrative positions. We believe that we have good relationships with our employees.

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

Executive Officers of the Registrant

The following table provides information regarding our executive officers and key employees as of February 15, 2012:

Name	Age	Title
Daniel G. Welch	54	Chairman, Chief Executive Officer and President
Williamson Z. Bradford, M.D., Ph.D.	50	Senior Vice President, Clinical Science and Biometrics
Alan H. Cohen, M.D.	51	Senior Vice President, Medical Affairs
Giacomo Di Nepi	58	Senior Vice President and Managing Director, Europe
John C. Hodgman	57	Senior Vice President of Finance and Chief Financial Officer
Marianne A. Porter, Ph.D.	57	Senior Vice President, Chief Regulatory and Drug Safety Officer
Steven B. Porter, M.D., Ph.D.	54	Chief Medical Officer and Senior Vice President, Clinical Affairs
Scott Seiwert, Ph.D.	45	Senior Vice President, Research and Technical Development
Robin J. Steele, Esq.	56	Senior Vice President, General Counsel and Corporate Secretary

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

John C. Hodgman. Mr. Hodgman has served as our Senior Vice President of Finance and Chief Financial Officer since August 2006. Prior to joining InterMune, Mr. Hodgman served as President and Chief Executive Officer of Aerogen, Inc. from June 2005 to October 2005 until its acquisition by Nektar. From August 1998 to December 2005, he served as President and Chief Executive Officer of Cygnus, Inc. and he served as Chairman of the Board of Cygnus from August 1999 to November 2008. Mr. Hodgman also served as Vice President of Finance, Chief Financial Officer of Cygnus from August 1994 to August 1998 in addition to serving as President of Cygnus’ Diagnostic Division. He currently serves on the Board of Directors of two public companies, Immersion Corporation and AVI BioPharma, Inc. Mr. Hodgman holds a B.S. from Brigham Young University and an M.B.A. from the University of Utah.

Marianne A. Porter, Ph.D. Dr. Porter has served as our Senior Vice President, Chief Regulatory and Drug Safety Officer since January 2006. From January 2004 to January 2006, Dr. Porter served as our Senior Vice President, Regulatory/Medical Affairs and Drug Safety. From April 2002 to January 2004, Dr. Porter served as our Senior Vice President of Global Regulatory Operations and Corporate Compliance. From December 1999 to April 2002, Dr. Porter served as senior director of clinical development/regulatory affairs at Genentech, Inc., a pharmaceutical company. From July 1998 to November 1999, Dr. Porter served as senior director of clinical development at PathoGenesis Corporation, a pharmaceutical company. From May 1995 to July 1998, Dr. Porter served as department head of clinical affairs for Amgen Inc., a pharmaceutical company. From January 1981 to April 1995, Dr. Porter held management positions in clinical development at Alcon Laboratories, Solvay Pharmaceuticals and Parke-Davis/Warner Lambert, each a pharmaceutical company, and was a regional sales representative at American McGaw, a division of American Hospital Supply. Dr. Porter holds a Ph.D. and M.S. from Florida State University. In February 2012, Dr. Porter notified us that she intends to leave the Company in the third quarter of 2012.

Steven B. Porter, M.D., Ph.D. Dr. Porter has served as our Chief Medical Officer and Senior Vice President, Clinical Affairs since January 2006. Dr. Porter served as our Senior Vice President of Clinical Affairs from January 2004 to January 2006. From July 2001 to January 2004, Dr. Porter served as our Vice President of Clinical Research. From 1999 to June 2001, Dr. Porter was employed at IntraBiotics Pharmaceuticals, Inc., a pharmaceutical company, most recently as Senior Director, Clinical Science and Clinical Affairs. From 1997 to

1999, Dr. Porter served as Senior Director, Clinical Affairs at Shaman Pharmaceuticals, Inc., a pharmaceutical company, and from 1996 to 1997, Dr. Porter served as Associate Director, Clinical Research at Bayer Corporation. Dr. Porter received his M.D., and Ph.D. from Vanderbilt University School of Medicine. He completed his residency in internal medicine at the University of California, San Francisco and his fellowship in infectious diseases at the University of California, San Francisco and Stanford University. In February 2012, Dr. Porter notified us that he intends to leave the Company in the third quarter of 2012.

Scott Seiwert, Ph.D. Dr. Seiwert has served as our Senior Vice President, Research and Technical Development since January 2010. Dr. Seiwert served as our Vice President, Research from 2005 to December 2009. He joined InterMune in 2003 as Senior Director of Research. Dr. Seiwert began his career in biotechnology with a research internship in the laboratory of Dr. David Goeddel at Genentech, Inc. in 1986. He then served as Associate Director and Director of Research at Ribozyme Pharmaceuticals, Inc. (now Merck and Co.) from 1999 to 2003. Dr. Seiwert holds a Ph.D. in Molecular Biophysics and Biochemistry from the Yale School of Medicine and received a B.S. degree in Biochemistry and Molecular Biology from the University of California at Santa Cruz. Dr. Seiwert is a former Helen Hay Whitney Research Fellow and an independent investigator at the University of Colorado at Boulder. Professional awards include the Pharmacia/Science Prize for Young Scientists and the Kenneth Thimann Prize in Natural Sciences. Dr. Seiwert serves on National Institutes of Health grant review panels, is a member of the HCV Drug Resistance Advisory Group and is an ad hoc reviewer for several scientific journals.

Robin J. Steele, Esq. Ms. Steele has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2004. From 1998 to April 2003, Ms. Steele worked with Elan Pharmaceuticals, Inc., a global pharmaceutical company headquartered in Dublin, Ireland, most recently as Vice President, Legal Affairs in San Diego. Prior to joining Elan, Ms. Steele was in private practice and served as outside counsel to a variety of life science and technology based companies in the San Francisco Bay Area. Ms. Steele holds a B.A. in Biology from University of Colorado, Boulder, a J.D. from Hastings College of the Law, University of California, San Francisco, and a L.L.M. in Taxation from New York University School of Law.

ITEM 1A.	RISK FACTORS

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors in addition to other information and risk factors in this Annual Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Annual Report.

Risks Related to Our Dependence on Pirfenidone

We are dependent on the commercial success of Esbriet (pirfenidone) for the treatment of IPF in the European Union, which only just recently received marketing authorization, and on the regulatory approval of pirfenidone for the treatment of IPF in the United States and other countries, which may never occur.

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. In March 2007, we discontinued our development of Actimmune for treatment of IPF. In October 2010, we sold to Roche all of our worldwide rights to danoprevir for $175.0 million in cash, and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF in Europe and the United States. In March 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the EU for the treatment of adults with mild to moderate IPF; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA. In September 2011, we launched commercial sales of Esbriet in Germany. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the second quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in October of 2012, and launch Esbriet as soon as practicable thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Austria, Denmark, Ireland and Norway in the first half of 2012, and in Belgium, the Netherlands, Finland and Sweden in the second half of 2012. Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on building a commercial operation in Europe to successfully commercialize Esbriet in the EU, obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States, and, if approved by the FDA, successfully commercializing pirfenidone in the United States.

If we do not successfully commercialize Esbriet in the EU and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed. We may not succeed in our commercial efforts in the EU, or, if approved by the FDA, in the United States, or we may never receive regulatory approval in the United States for pirfenidone, any of these will have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of Esbriet in one or more of the European Member states, including as a result of obtaining unfavorable pricing and/or reimbursement, which could negatively affect our stock price. We may also experience delays in obtaining regulatory approval in the United States for pirfenidone, if it is approved at all and our stock price may be negatively affected.

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we continue our commercialization efforts in Germany, continue our preparations for the commercial launch of Esbriet in other countries in the EU, conduct the new Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

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

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States and initiated an additional Phase 3 clinical trial known as the “ASCEND” trial during the second quarter of 2011. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with a forced vital capacity, or FVC, endpoint. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 week) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Consistent with our prior interactions with the FDA in connection with our CAPACITY clinical trials, the FDA indicated a preference for a mortality endpoint.

Whether data from our ASCEND trial when combined with the data from our CAPACITY trials will be sufficient to obtain FDA approval of pirfenidone for the treatment of IPF will depend on the results from the trial and be the subject of review by the FDA at the time of our anticipated NDA resubmission. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to sell Esbriet in the United States, and sales of Esbriet in the EU may be negatively affected. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EU. Because of our dependence on the commercial success of Esbriet in the EU, a negative outcome in the ASCEND trial or a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations.

We have currently priced Esbriet in Germany, Austria and Norway and have developed estimates of anticipated pricing in other countries in the EU. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU.

In December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF.

However, under German law, drugs designated with an orphan drug status are deemed as having an additional benefit, leading the IQWiG to assess the Esbriet additional benefit as given but not quantifiable. We have submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment. However, there can be no assurance that the IQWiG will revise its assessment to G-BA based on our response. We currently expect a decision by the G-BA by March 15, 2012. In the event that the G-BA follows the IQWiG initial assessment and concludes that Esbriet does not provide additional benefit for the treatment of mild to moderate IPF, the G-BA may lower its reimbursement guidelines with respect to Esbriet and necessitate that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany. Such an outcome in Germany may result in lower than expected pricing and reimbursement guidelines in other countries in the EU which would adversely impact the anticipated revenue from Esbriet in the EU.

Expansion of our commercial infrastructure in the European Union is a significant undertaking that requires substantial financial and managerial resources, and we may not be successful in our efforts. We may also encounter unexpected or unforeseen delays in establishing a commercial infrastructure in the European Union, which may negatively impact our timing of and ability to launch our commercial efforts for Esbriet.

In March 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. In September 2011, we launched commercial sales of Esbriet in Germany. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the second quarter of 2012 and launch in those countries as soon as possible after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in October of 2012, and launch Esbriet as soon as possible thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Austria, Denmark, Ireland and Norway in the first half of 2012, and in Belgium, the Netherlands, Finland and Sweden in the second half of the year. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to expand the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

In addition, we have only just begun our commercial sales of Esbriet in Germany and have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet. In addition, based on the initial assessment of the IQWiG, German’s Federal Joint Commission may revise its reimbursement guidelines for Esbriet necessitating a reduction in the price of Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations.”

The pricing and profitability of our products may be subject to control by the government and other third-party payors, and if third-party payors do not provide coverage or reimburse patients for Esbriet, Actimmune or our other current or future products, our revenue and prospects for profitability will suffer.

The pricing and profitability of our products may be subject to control by the government and other third-party payors. In many foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls, such as the omnibus healthcare reform legislation recently adopted by the U.S. government. As a result, our ability to successfully commercialize Esbriet, Actimmune or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as state-run payors in the EU, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and

•	other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, if Germany’s Federal Joint Commission concludes that Esbriet does not provide additional benefit for the treatment of mild to moderate IPF based on the IQWiG’s initial assessment, the Joint Committee may lower its reimbursement guidelines with respect to Esbriet and necessitate that we lower our pricing of Esbriet, which would also negatively impact revenue from Esbriet in Germany. Although we cannot predict the full effects on our business of the implementation of the healthcare reform bill in the United States, it is possible that this legislation or other similar legislation will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune, Esbriet, if approved for use in the United States, or any other products that we may develop in the future, which would reduce our revenue and potential profitability.

Additionally, significant uncertainty exists as to the coverage and reimbursement status of pharmaceutical products, particularly with respect to products that are prescribed by physicians for off-label use. Many domestic third-party payors provide coverage or reimbursement only for FDA-approved indications. If any large or many third-party payors decide to deny reimbursement for Actimmune used to treat IPF, sales of Actimmune would decline, and our revenue would suffer. Often, third-party payors make the decision to reimburse an off-label prescription based on whether that product has a compendia listing. A drug compendia is produced by a compendia body, such as the United States Pharmacopoeia Drug Information, that lists approved indications that a product has received from the FDA. The compendia bodies also evaluate all of the clinical evidence to determine whether an off-label use of a product should be listed in the compendia as medically appropriate. A compendia listing of an off-label use is a condition typically required by third-party payors, such as Medicare and private payors, to cover that use. Applications for a compendia listing are often based upon the publication of certain data in peer reviewed journals whose publication is often outside the applicant’s control. We do not have a compendia listing for Actimmune and we do not intend to seek to achieve acceptance by a compendia body for Actimmune for the treatment of IPF. As a result, additional third-party payors may decide to deny reimbursement for Actimmune for the treatment of IPF and fewer physicians may prescribe Actimmune for such treatment. If either of these were to occur, sales of Actimmune would decline and our revenue would suffer.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment has begun. Furthermore, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Stromedix (currently in the process of being acquired by Biogen Idec). Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

Our supply agreement with BI may restrict our ability to establish alternative sources of Actimmune in a timely manner or at an acceptable cost, which may cause us to be unable to meet demand for Actimmune and to lose potential revenue.

Our supply agreement with BI expires in December 2012. If we are unable to renew our supply agreement with BI, or cannot do so at an acceptable cost, we may need to qualify a new supplier or may suffer a shortage of commercial supply of Actimmune or a higher cost of product, either of which would have a material and adverse effect on our revenue, business and financial prospects.

Risks Related to the Development of Our Products and Product Candidates

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended indication applied for in the NDA or respective regulatory file. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, in March 2007, we terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. We do not intend to conduct further development of Actimmune for the treatment of IPF. For specific risks related to the pirfenidone development program, please see the risk factor titled “If our clinical trials fail to demonstrate to the FDA and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases” below.

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

Our development costs will increase if we have material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than as may be initially planned for future product candidates. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

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

Our CAPACITY trials were conducted without a SPA with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain a SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint and reviewed the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we did not replicate the efficacy of pirfenidone for the treatment of IPF in a second pivotal study.

Moreover, because the data base for the Shionogi Phase 3 study was not included in our NDA, the FDA did not consider this study to support the efficacy of pirfenidone. Rather the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF was determined by the FDA during the review of our NDA. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view and decided that such data does not adequately support approval of our NDA filing and issued to us a Complete Response Letter on May 4, 2010 requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. We began a new Phase 3 clinical study, the ASCEND trial, during the second quarter of 2011. We did not obtain a SPA agreement with the FDA with respect to the ASCEND trial. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to receive regulatory approval. For additional information related to the risk of the new Phase 3 clinical study, please see the risk factor under the caption “Risks Related to Our Dependence on Pirfenidone—We have initiated the ASCEND Phase 3 clinical trial to support potential FDA approval of pirfenidone for the treatment of IPF, the results of which may fail to demonstrate to the FDA sufficient efficacy of pirfenidone and may have a negative effect on sales of Esbriet in the European Union.”

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

The regulatory review and approval process of governmental authorities is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. The FDA review process typically takes significant time to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. Markets outside of the United States such as the EU also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn.

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

The manufacturing and manufacturing development of pharmaceuticals, and, in particular, biologics such as Actimmune, are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

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

The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. In the EU we have been granted orphan drug designation for pirfenidone for the treatment of IPF by the EMA, which provides for ten years of market exclusivity until March 2021. The exclusivity period afforded by orphan drug designation in the United States begins on first NDA approval for this product in IPF and ends seven years thereafter. Therefore, we may not have the ability to prevent others from commercializing pirfenidone for (i) IPF after the orphan drug designation exclusivity period ends, (ii) uses of pirfenidone covered by other patents held by third parties or (iii) other uses of pirfenidone in the public domain for which there is no patent protection. We are relying on exclusivity granted from orphan drug designation in IPF to protect pirfenidone from competitors in this indication and, following expiration of orphan drug protection in the EU, and if approved for commercial use by the FDA, in the United States, we must rely primarily on the protection afforded by formulation and method of use patents relating to the safe and/or effective use of pirfenidone for IPF. We cannot provide any assurance that we will be able to maintain this orphan drug designation. Furthermore, although pirfenidone has received orphan drug marketing exclusivity for the treatment of patients with IPF, the FDA and/or the EMA can still approve different drugs for use in treating the same indication or disease, which would create a more competitive market for us and our revenues will be diminished.

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

Market exclusivity afforded by orphan drug designation is generally offered as an incentive to drug developers to invest in developing and commercializing products for unique diseases that impact a limited number of patients. With respect to the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Qualification to maintain orphan drug status is generally monitored by the regulatory authorities during the orphan drug exclusivity period, currently seven years and ten years from the date of approval in the EU and United States, respectively. IPF is currently a poorly diagnosed disease in these markets. It is possible that with the approval of Esbriet in the EU, and the potential approval of pirfenidone in the United States, that the incidence and prevalence numbers for IPF could change in these markets. Should the incidence and prevalence of IPF patients who are eligible to receive pirfenidone for the treatment of IPF in these markets materially increase, it is possible that the orphan drug designation, and related market exclusivity, in these jurisdictions could be lost.

Following expiration of orphan drug designation in the European Union, and if approved for commercial use by the FDA, in the United States, our current intellectual property portfolio may not be sufficient to protect the continued exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF.

Because the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere, following expiration of orphan drug designation in the EU, and if approved for commercial use by the FDA, in the United States, we must rely primarily on the protection afforded by the formulation and method of use patents relating to the safe and/or effective use of pirfenidone for the treatment in adults of mild to moderate IPF.

We have five granted patents and a number of pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is expected to provide patent protection in Europe until 2030, and includes a granted patent that relates to the effect of food on the pharmacokinetics and safety of Esbriet, which expires in late 2026, a granted patent which relates to the safe and efficacious usage of Esbriet in patients who develop elevation in liver transaminase levels, which expires in late 2029, a granted patent relating to the titration of the dosing of Esbriet at the initiation of therapy, which expires in late 2027, a granted patent relating to the safe usage of Esbriet with respect to fluvoxamine that expires in 2030, and a granted patent relating to the safe usage of Esbriet with respect to smoking that expires in 2030. We also have nine issued patents in the United States relating to the formulation or safe and/or effective use of Esbriet in IPF patients, and a number of pending U.S. patent applications. In addition we have numerous pending patent applications under active prosecution in other foreign jurisdictions. The laws regarding patentability and enforceability of patents such as ours varies on a country by country basis.

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

If we breach our agreement with Shionogi, we may lose our ability to develop and commercialize pirfenidone in other jurisdictions.

In February 2010, we entered into an agreement with Shionogi that gives us an option to exercise a license for access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. We did not use SP3 patient level data as pivotal study data in our recently approved MAA or in any other submissions in connection with review of the MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our U.S. NDA or in any other submissions in connection with review of the U.S. NDA. However, going forward, we may elect to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions. Should we breach our agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions.

Within the next few years various patents relating to interferon gamma-1b will expire and we will lose our ability to rely upon the intellectual property we currently own or have licensed to prevent others from marketing interferon gamma-1b in the United States, which may impair our ability to generate revenue.

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

Our commercial success depends in part on our ability and the ability of our collaborators to avoid infringing patents and proprietary rights of third parties. Third parties may accuse us, or our collaborators, of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization. Any legal action against our collaborators or us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. We cannot predict whether we, or our collaborators, would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If we are unable to obtain such a license, we, or our collaborators, may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability. Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above. Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $947.9 million at December 31, 2011. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate or we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs in order to allocate resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

We base many of our operating decisions on anticipated revenue trends and competitive market conditions, which are difficult to predict. We acquire inventories and enter into non-cancelable purchase obligations in order to meet demand for our products based on these projections. For the years ended December 31, 2010 and 2009, we recorded charges of $0.5 million and $0.3 million, respectively, for excess inventories related to Actimmune from previous years’ contractual purchases. No charges were recorded in 2011 for excess inventories. We could be required to record additional charges for excess inventories and/or non-cancelable purchase obligations if demand for Actimmune decreases faster than we anticipate.

In addition, we initiated our commercial launch of Esbriet in Germany in September 2011, and we currently plan to initiate commercial launches in additional countries in the EU in 2012. While we have attempted to forecast demand for Esbriet in Germany and the EU, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which will impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

We have agreed to indemnify Roche and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the Asset Purchase Agreement for our sale of our worldwide development and commercialization rights to danoprevir. If one or more of our representations and warranties were not true at the time we made them to Roche, we would be in breach of the Asset Purchase Agreement. In the event of a breach by us, Roche has the right to seek indemnification from us for damages suffered by Roche as a result of such breach. The amounts for which we could become liable to Roche may be significant.

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

As of January 31, 2012, we had 201 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have, a significant amount of indebtedness. As of December 31, 2011, we had $85.0 million of outstanding indebtedness under our 2015 Notes and $155.3 million indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of December 31, 2011, our annual debt service obligation on our 2015 and 2018 Notes was $8.1 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our outstanding notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the affected notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under the company’s other notes and indebtedness. Any default under our notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

We may fail to meet our publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value and affect the trading price of our outstanding notes.

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

•

negative developments or setbacks in our application to obtain marketing approval for pirfenidone in the United States, including negative results of the ASCEND trial that we initiated in the second quarter of 2011, slower than anticipated enrollment in the ASCEND trial and/or a negative response from the FDA to our anticipated NDA resubmission based on data from this trial;

•	delays or unexpected difficulties in our commercial launch of Esbriet in the EU;

•	lower than expected pricing and reimbursement levels for Esbriet in the EU, including any adverse decisions by Germany’s Federal Joint Commission stemming from the IQWiG benefit assessment;

•	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

•

negative publicity about the results of our clinical studies, such as the failure of pirfenidone to meet its primary endpoint and the PFS secondary endpoint in the CAPACITY 1 trial, or those of others with similar or related products may reduce demand for our products and product candidates;

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

We have filed registration statements covering the approximately 8.2 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of December 31, 2011.

As of December 31, 2011, we had an aggregate of approximately 17.1 million shares of common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. The issuance of these unreserved shares in connection with acquisitions or otherwise, as well as any shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by the our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended December 31, 2011, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $51.08 in April 2011 to a low of $10.99 in December 2011. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

Our facilities currently consist of approximately 55,898 square feet of office space located at our headquarters at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this building, subsequently extended for an additional five years. In May 2006, we entered into an amendment to our existing lease to expand our existing office and laboratory space by approximately 15,000 square feet on the first floor of 3260 Bayshore Boulevard, Brisbane, California. In July 2010, we extended the lease agreement on our current facilities for an additional term that expires in April 2016. In 2011 we signed a lease agreement for the new location of our European headquarters in Muttenz, Switzerland, where we moved to in February 2012, which expires in approximately 5 years. In January 2011, we entered into a lease agreement in Berlin, Germany and we also currently maintain offices located in Milan, Italy; Paris, France; London, England; Madrid, Spain; and Stockholm, Sweden and expect to enter into future lease agreements where we have established additional subsidiaries. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or to accommodate expansion of our operations.

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

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. The United States Court of Appeals for the Ninth Circuit heard oral argument in the appeals on November 29, 2011 and, on December 30, 2011, issued a memorandum disposition affirming the judgment of the district court dismissing the complaints. The Court of Appeals’ mandate issued on January 23, 2012. The time for plaintiffs to seek rehearing of the Court of Appeals’ ruling has expired, but the time for plaintiffs to file a petition for certiorari with the United States Supreme Court has not yet expired.

We currently do not know whether the plaintiffs will file a petition for certiorari with the United States Supreme Court. As a result, we do not know if we will have to continue to defend the actions.

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

Dr. Harkonen was been named as a defendant in the civil action lawsuits described above, and also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government has indicated that it will pursue a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is underway. Under the terms of the Indemnity Agreement, the Company has an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the initial public offering of our common stock, $0.001 par value, on March 24, 2000, our common stock has traded on The NASDAQ Global Select Market under the symbol “ITMN.”

The following table sets forth the high and low sales prices of our common stock, as reported on The NASDAQ Global Select Market for the fiscal periods indicated:

Fiscal Year:	High	Low
2011
First Quarter	$47.19	$35.09
Second Quarter	51.08	32.71
Third Quarter	37.15	20.20
Fourth Quarter	26.36	10.99
2010
First Quarter	$47.25	$13.45
Second Quarter	48.14	8.58
Third Quarter	13.62	8.64
Fourth Quarter	38.05	12.53

As of January 31, 2012, we had 231 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2006 through December 31, 2011 in comparison to the cumulative return on the NASDAQ Composite and the AMEX Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2006.

	Base period December 2006	Years Ending December 31,
Company/Index		2007	2008	2009	2010	2011
InterMune, Inc.	100	$43.35	$34.41	$42.41	$118.37	$40.98
NASDAQ Composite	100	110.26	65.65	95.19	112.10	110.81
AMEX Biotechnology Index	100	104.28	85.80	124.91	172.04	144.70

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

The selected consolidated financial data that appears below has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Annual Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from audited financial statements not included in this Report.

In December 2005, we sold our Infergen product, including related intellectual property rights and inventory, to Valeant. The operating results of our Infergen activities, which include allocations of research and development and selling, general and administrative expenses, have been reclassified as discontinued operations through 2008, the end of Infergen related activities.

	Year Ended December 31,
	2011	2010	2009 (1)	2008 (1)	2007 (1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue, net:
Actimmune	$20,223	$20,040	$25,428	$29,880	$53,420
Esbriet	2,778	—	—	—	—
Collaboration revenue	2,629	239,251	23,272	18,272	13,272

Total revenue, net	25,630	259,291	48,700	48,152	66,692
Costs and expenses:
Cost of goods sold	8,707	6,337	6,997	8,989	14,109
Research and development	74,973	67,470	89,138	104,206	105,939
Acquired research and development and milestone payments (2)	—	—	15,250	—	13,725
General and administrative	90,192	55,505	37,461	30,635	29,577
Restructuring charges	—	1,300	697	—	10,246

Total costs and expenses	173,872	130,612	149,543	143,830	173,596

(Loss) income from operations	(148,242)	128,679	(100,843)	(95,678)	(106,904)
Loss on extinguishment of debt	—	—	(11,014)	(1,294)	—
Interest income	556	571	1,727	5,616	10,699
Interest expense and other (expense) income	(7,066)	(6,800)	(3,736)	(15,243)	(11,143)

(Loss) income from continuing operations before income taxes	(154,752)	122,450	(113,866)	(106,599)	(107,348)
Income tax expense (benefit)	22	76	2,154	—	(2,275)

(Loss) income from continuing operations	(154,774)	122,374	(116,020)	(106,599)	(105,073)
Discontinued operations:
Income (loss) from discontinued operations	—	—	—	103	4,994

Net (loss) income	$(154,774)	$122,374	$(116,020)	$(106,496)	$(100,079)

Per common share:
Continuing operations—basic	$(2.58)	$2.26	$(2.62)	$(2.73)	$(2.97)
Discontinued operations—basic	—	—	—	— *	0.15

Net (loss) income—basic	$(2.58)	$2.26	$(2.62)	$(2.73)	$(2.82)

Continuing operations—diluted	$(2.58)	$2.13	$(2.62)	$(2.73)	$(2.97)
Discontinued operations—diluted	—	—	—	— *	0.15

Net (loss) income—diluted	$(2.58)	$2.13	$(2.62)	$(2.73)	$(2.82)

Shares used in computing basic net income (loss) per share	60,100	54,202	44,347	38,982	35,493

Shares used in computing diluted net income (loss) per share	60,100	61,377	44,347	38,982	35,493

*	Less than $0.01 per share

	As of December 31,
	2011	2010	2009 (1)	2008 (1)	2007 (1)
	(In thousands)
Balance sheet data:
Cash, cash equivalents and available-for-sale securities (3)	$425,110	$295,073	$99,604	$154,713	$235,292
Working capital	409,047	231,482	59,520	96,680	214,463
Total assets	472,623	305,147	114,727	171,810	261,233
Long-term obligations	240,250	85,000	125,524	155,085	128,263
Accumulated deficit	(947,869)	(793,095)	(915,469)	(799,449)	(692,953)
Total stockholders’ equity (deficit)	$198,168	$149,300	$(105,800)	$(110,371)	$9,637

(1)	On January 1, 2009, we adopted Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 470 (“ASC 470”), formerly APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). The adoption required retrospective application; therefore, our previously reported net loss for the years ended December 31, 2008 and 2007 have been adjusted to reflect additional interest expense of $8.6 million, or $0.22 per share and $10.5 million or $0.30 per share, respectively. The retrospective adoption of ASC 470 decreased the debt issuance costs included in other assets by an aggregate of $0.4 million and $1.2 million; decreased convertible senior notes included in long-term liabilities by $14.9 million and $41.7 million; and decreased total stockholders’ deficit by $14.5 million and $40.5 million as of December 31, 2008 and 2007, respectively.
(2)	These charges represent acquired research and development and milestone payments for projects that were in development, had not reached technical feasibility and had no foreseeable alternative future uses at the time of acquisition or when the milestone became payable. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 6 of the Notes to Consolidated Financial Statements.
(3)	Includes $12.7 million and $17.5 million of non-current available-for-sale securities as of December 31, 2009 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). For an overview of additional information relating to our business, including Actimmune and our product development programs, please see the discussion in “Item 1. Business—Overview.”

Pirfenidone (Esbriet®)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the second quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in October of 2012, and launch Esbriet as soon as practicable thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Austria, Denmark, Ireland and Norway in the first half of 2012, and in Belgium, the Netherlands, Finland and Sweden in the second half of 2012.

To support our anticipated commercialization efforts of Esbriet in Europe, we are currently investing in the establishment of a commercial infrastructure within the EU, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the European Union through 2030.

In 2011, we initiated a new Phase 3 clinical study to evaluate pirfenidone in IPF known as ASCEND in an effort to support approval of pirfenidone for the treatment IPF in the United States.

Concurrent Public Offering

In September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.50% convertible senior notes due 2018. The aggregate net proceeds from our concurrent offerings was approximately $255.0 million, after deducting underwriting discounts and commissions and related offering expenses. We currently intend to use the net proceeds from these offerings to fund the commercial launch of Esbriet in the EU, to fund our ASCEND trial and for general corporate purposes.

Sale of Danoprevir Rights to Roche

In October 2006, we entered into a collaboration agreement with Roche, subsequently amended, to develop and commercialize products from our HCV protease inhibitor program, including danoprevir. Pursuant to our collaboration with Roche, we had successfully progressed the danoprevir compound from pre-clinical testing into Phase 2b clinical development. In October 2010, we sold our worldwide development and commercialization rights in danoprevir to Roche for $175.0 million in cash. In connection with this transaction, the collaboration agreement that we and Roche entered into in October 2006 was terminated. Roche has agreed to reimburse us for royalty and milestone obligations that we continue to have to Novartis Corporation and Array related to danoprevir.

Significant Licenses and Agreements

We are highly dependent on technology that we have licensed or acquired from third parties. Actimmune, which is one of our two marketed products, is subject to a license agreement with Genentech, Inc. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated our prior license agreement with them by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement and as a result no longer have milestone or royalty obligations thereunder to Marnac and KDL. Under the terms of the asset purchase agreements, we are required to make future milestone payments in connection with the continued development and regulatory approval of pirfenidone in certain countries. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under “Item 1. Business—License, Collaboration and Other Agreements,” Notes 6 and 7 of the Notes to Consolidated Financial Statements, and under the heading “Results of Operations” below.

We paid $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone and an additional $1.7 million in connection with our clinical progress of danoprevir. We may be required to make future contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $42.1 million if all of the remaining milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the remaining $42.1 million in aggregate milestone payments, $20.0 million in contingent payments would be made by us only if positive Phase 3 data and product approval in the United States is achieved for pirfenidone. Potential milestone payments of $9.6 million are related to the further development of Actimmune, which we have no current plans to pursue, and therefore we do not expect to pay these amounts. Included in the $42.1 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche.

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

Need for Additional Capital

We commenced operations in 1998 and have incurred significant losses to date. Our revenue has been limited primarily to sales of Actimmune, which has been declining in recent years. We expect to continue to incur net losses in the near term as we continue our preparations for the commercial launch of Esbriet in the European Union (other than Germany), including expanding our commercial infrastructure and related employee headcount, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND Phase 3 clinical study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. Although we believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet and Actimmune will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months, we may continue to require substantial additional funding in the future to realize the full commercial potential of our approved products and to complete our currently contemplated research and development activities. As a result, we may attempt to raise additional funds through equity and/or debt financings, collaborative arrangements with corporate partners or from other sources. If additional capital is not available to us or is not available to us on terms that are favorable, we may be forced to curtail our research and development activities, our commercialization activities, or we may be required to cease our operations entirely.

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

Convertible Debt

On January 1, 2009, we adopted Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 470 (“ASC 470”). ASC 470 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our $45.0 million 2011 Notes, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of similar debt without the conversion feature. This required management to make estimates and assumptions regarding interest rates as of the date of original issuance, in addition to estimates and assumptions regarding interest rates as of our June 2008 debt extinguishment and the 2009 debt exchanges.

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

If all of the remaining and outstanding restricted stock awards that were granted in the past four years beginning in 2008 became vested, we would recognize approximately $11.5 million in compensation expense over a weighted average remaining period of 2.2 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we would recognize approximately $24.6 million in compensation expense over a weighted average remaining period of 2.2 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed, and final delivery has occurred and there is a reasonable assurance of collectibility of the amounts receivable from the customer. Therefore, revenue is generally recognized upon delivery when title passes to a credit-worthy customer. Reserves are recorded at the time revenue is recognized for estimated returns, rebates, chargebacks and cash discounts, if applicable. We sell Actimmune to a limited number of customers, mainly specialty pharmacies and distributors. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. Regarding Actimmune, we are obligated to accept returns from customers if the pharmaceuticals they purchased have reached their expiration date. We have demonstrated the ability to make reasonable and reliable estimates of Actimmune returns based on historical experience. Due to the nature of our business model and based on historical experience, these estimates are not highly subjective. We review all sales transactions for potential rebates, chargebacks and discounts each month and monitor product ordering cycles and actual returns, product expiration dates and wholesale inventory levels to estimate potential product return rates. We believe that our reserves are adequate. For each of the periods presented below, we have not made any shipments as a result of incentives and/or in excess of our customers’ ordinary course of business inventory levels. Specialty wholesalers maintain low inventory levels and manage their inventory levels to optimize patient-based need (demand) and generally do not overstock Actimmune.

Regarding our launch of Esbriet in Germany in September 2011, we only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are the result of actual patient prescriptions. Pursuant to German Medicinal Products Law, a customer has no right to return the product; therefore we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations, which is included in the Medicaid and other rebates section below.

The tables below present the amounts reported as revenue reductions for the periods indicated (in thousands, except percentages):

	Year ended December 31,
Reductions to Revenue	2011	2010	2009
Cash discounts	$513	$491	$507
Product returns	(151)	91	167
Chargebacks	2,007	1,977	1,569
Medicaid and other rebates	3,934	2,564	1,901

Total	$6,303	$5,123	$4,144

	Year ended December 31,
	2011	2010	2009
Gross product revenue	$29,304	$25,163	$29,572
Revenue reductions as a % of gross product revenue
Cash discounts	1.8%	2.0%	1.7%
Product returns	(0.5)%	0.3%	0.6%
Chargebacks	6.8%	7.9%	5.3%
Medicaid and other rebates	13.4%	10.2%	6.4%

Total	21.5%	20.4%	14.0%

In 2011, chargebacks were approximately 6.8% of gross revenue, but prior to 2009, had fallen within a range of 1.0% to 5.0% in any given year depending on the customer base. The increase in the past three years above this range is primarily attributed to the TRICARE Pharmacy Program (“TRICARE”) which became effective January 2008 and is administered by the Department of Defense. Excluding TRICARE, chargebacks would have been approximately 5.9% in 2011, which would have increased reported revenue by approximately $0.5 million. In 2011, Medicaid rebates were approximately 13.4% of gross revenue, showing steady increases since 2009. The increase in Medicaid rebate revenue reductions from 6.4% in 2009 and 10.2% in 2010 to 13.1% in 2011 is due to price increases for Actimmune implemented during 2009 and 2010. The Medicaid program limits price increases to a rate similar to the rate of inflation. Our price increases exceeded this limit, thereby significantly increasing our rebates to customers for those patients under the Medicaid program. Additionally, in 2011, we began selling Esbriet in Germany and the required mandatory rebate as described above is included herein.

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

We write off the cost of inventory and reserve for future minimum purchase commitments, if any, that we consider to be in excess of forecasted future demand. We define excess inventory as inventory that will expire before it can be sold, based on future sales forecasts. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory purchase levels. Actimmune has an expiration date of 36 months from the date of manufacture and the raw material used in the manufacture of Esbriet has a shelf life of 60 months from the date of manufacture and an additional 36 months once encapsulated into pill form. As part of our on-going excess inventory assessment for Actimmune and Esbriet, we also estimate the expiration date of any Actimmune or Esbriet to be manufactured in the future.

Projected revenue trends resulted in us recording charges during 2010 and 2009 of $0.5 million and $0.3 million, respectively, to cost of goods sold for excess inventories. There were no charges to cost of goods sold in 2011 for excess inventories. If Actimmune or Esbriet revenue levels experienced in future periods are substantially below our current expectations, we could be required to record additional charges for excess inventories. Please refer to the statements under “Item 1A. Risk Factors” in this Report to gain a better understanding of the possible reasons why actual results may differ from our estimates.

Results of Operations

Comparison of years ended December 31, 2011, 2010 and 2009

Revenue

For the year ended December 31, 2011, we recorded total net revenue of $25.6 million, which includes Esbriet product revenue of $2.8 million, Actimmune product revenue of $20.2 million and collaboration revenue of $2.6 million. This compares to $259.3 million and $48.7 million of total revenue for the same periods in 2010 and 2009, respectively. The substantial decrease in revenue in 2011 as compared to 2010 is primarily due to the sale of our worldwide rights in danoprevir to Roche in October 2010 which resulted in the recognition of $175.0 million in collaboration revenue from the sale proceeds along with the acceleration of $57.3 million of previously deferred revenue related to the termination of our 2006 collaboration agreement with Roche. We reported an increase in revenue in 2010 as compared to 2009 because of the sale of danoprevir as noted above. This increase was partially offset by the year over year decrease we reported in Actimmune product sales from $25.4 million in 2009 to $20.0 million in 2010. Additional collaboration revenue in 2010 also includes approximately $4.5 million of revenue related to the new collaboration agreement we entered into with Roche in December 2010, representing reimbursement for research services performed on their behalf. The $2.6 million of collaboration revenue for 2011 represents the remaining reimbursement for research services under the 2010 Roche agreement, which has since been terminated. The $23.3 million of collaboration revenue for 2009 includes a $20.0 million milestone payment which had been assessed as substantive and at-risk at the initiation of the 2006 agreement and was therefore recognized as revenue when the milestone was achieved, as defined in the former collaboration agreement. In 2010 and 2009, respectively, collaboration revenue included approximately $2.5 million and $3.3 million of amortization of the aggregate $70.0 million in upfront payments received from Roche in 2006 and 2007. For each of the years ended December 31, 2010 and 2009, Actimmune accounted for all of our product revenue and was approximately $20.0 million and $25.4 million, respectively. A significant portion of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Cost of Goods Sold

Cost of goods sold includes product manufacturing costs, royalties, distribution costs and inventory writedowns. Cost of goods sold for the year ended December 31, 2011 was $8.7 million, compared to $6.3 million and $7.0 million in 2010 and 2009, respectively. Gross margin for our products was 62%, 68% and 72% for each of the years ended December 31, 2011, 2010 and 2009, respectively. The decline in gross margin for the year ended December 31, 2011 compared with the same period in 2010 is primarily the result of a one-time $2.0 million royalty payment made to Roche for reaching specified Actimmune sales targets in mid-2011. Additionally, in connection with our receipt of authorization to market Esbriet in the European Union, we made a milestone payment of $20.0 million and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet and we incurred approximately $0.8 million of amortization expense in 2011. Excluding the royalty payment and amortization, product gross margin in 2011 was approximately 74%. Included in 2010 and 2009 cost of goods sold are charges of $0.5 million and $0.3 million, respectively, recorded for excess inventories. There were no charges in 2011 recorded for excess inventories and purchase commitments. Excluding the charges for excess inventory and purchase commitments in 2010 and 2009, gross margins were approximately 71% and 74% of Actimmune product revenue for each of the years ended December 31, 2010 and 2009, respectively.

Research and Development Expenses

Research and development (“R&D”) expenses were $75.0 million, $67.5 million and $89.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing an increase of 11% in 2011 from 2010 and a decrease of 24% in 2010 from 2009. The increase in 2011 R&D expenses as compared to 2010 is primarily due to the preparation and initiation of the ASCEND trial and an increase in stock compensation expense of approximately $2.3 million related to awards tied to the European Commission’s decision to grant marketing authorization for Esbriet, partially offset by decreased expenses associated with a discontinuation of investment in the HCV portfolio following the divestiture of danoprevir in October of 2010 and completion of InterMune’s research agreement with Roche in June 2011. The decrease in 2010 as compared to 2009 is primarily due to the timing of the preparation of regulatory filings related to pirfenidone and the divestiture of danoprevir in October 2010. Based on current budgeted programs, R&D expense is expected to be in a range of $95.0 million to $115.0 million in 2012.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category titled “Programs—Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $5.7 million, $3.5 million and $3.2 million of stock-based compensation expense in 2011, 2010 and 2009, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the specific sections under “Item 1A. Risk Factors” above.

	Year ended December 31,
Development Program	2011	2010	2009
	(In thousands)
Pulmonology	$50,077	$32,601	$47,636
Hepatology (1)	2,432	13,895	26,794
Programs—Non-specific	22,464	20,974	14,708

Total	$74,973	$67,470	$89,138

(1)	Effective in 2011, we discontinued our HCV development program.

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

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs. In addition, due to these same factors and others, we are unable to reasonably estimate the efforts needed and, therefore, the costs we will incur to complete any of our projects or the estimated time to complete such projects. We are also unable to provide costs incurred for specific research and development projects within each major development program as well as the cumulative costs incurred to date given that we do not maintain specific financial records to this level of detail. However, a substantial majority of our resources have been invested in our pirfenidone and former danoprevir projects in order to advance them into Phase 3 and Phase 2 clinical development, respectively. Effective in 2011, we have decided to cease further investment within our hepatology research programs and this therapeutic area.

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

Milestone Payments to Third Parties

We made no third-party payments in 2011 or 2010 related to contractual milestone obligations that were charged directly to expense. In 2009, we made milestone payments of approximately $15.2 million including approximately $1.7 million in milestone payments made in connection with the initiation of the Phase 2b study of danoprevir and a $13.5 million milestone payment related to our pirfenidone program.

Selling, General and Administrative Expenses

General and administrative (“SG&A”) expenses were $90.2 million, $55.5 million and $37.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing year over year increases of 63% and 48%, respectively. The increased spending for the year ended December 31, 2011 compared with the same period in 2010 is attributed to the creation of our European infrastructure and investments in the pre-launch and launch of Esbriet in Europe, including but not limited to additional headcount, as well as legal costs in connection with the global prosecution of our intellectual property portfolio, other regulatory and corporate matters, as well as expenses in connection with indemnification obligations to our former CEO. The increase in our SG&A expenses in 2010 compared with 2009 were primarily attributable to costs related to our preparation for the potential commercialization of pirfenidone in the U.S., the beginnings of a European infrastructure late in 2010 and transaction costs associated with the sale of danoprevir to Roche in October 2010. Based on current budgeted programs, SG&A expense is expected to be in a range of $120.0 million to $145.0 million in 2012.

Restructuring Charges

Following our receipt of the Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we initiated a reduction in force in May 2010 resulting in an aggregate restructuring charge of approximately $1.3 million during 2010, consisting primarily of severance and benefits payments made to terminated employees.

In connection with the completion and announcement of our CAPACITY trial results, we initiated a reduction in force in February 2009. We incurred approximately $0.7 million of restructuring charges during 2009 consisting primarily of severance payments made to terminated employees.

Loss on extinguishment of debt

In April and September 2009, we entered into exchange agreements with certain holders of our 2011 Notes to issue approximately 2.6 million shares of common stock in exchange for approximately $40.1 million principal amount of the 2011 Notes then outstanding, see Issuance of Convertible Debt above. The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock sold under the exchange agreements and the value of the shares used to derive the amount payable under the original conversion agreements resulted in a loss on extinguishment of debt of approximately $13.2 million in the aggregate (the inducement loss). As required by ASC 470, upon derecognition of the 2011 Notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of approximately $2.8 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of approximately $11.0 million during the year ended December 31, 2009, calculated as the inducement loss, plus an allocation of advisory fees of approximately $0.6 million; less the revaluation gain. For more information, see Note 13 of the Notes to Consolidated Financial Statements.

Interest Income

Interest income was approximately $0.6 million for each of the years ended December 31, 2011 and 2010 compared with $1.7 million for the year ended December 31, 2009. This decrease in interest income reflects a conservative portfolio and therefore much lower average interest rates throughout 2011 and 2010 compared with 2009.

Interest Expense

Interest expense decreased to $6.4 million for the year ended December 31, 2011 compared to $8.4 million and $10.1 million for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense in 2011 compared with 2010 reflects a decline in the amortization of the debt discount on our 0.25% convertible notes due and converted on March 1, 2011. As a result of the conversion, debt discount amortization was approximately $0.7 million in 2011, compared to $3.8 million recorded in 2010. The decrease in interest expense in 2010 as compared to 2009 was primarily due to a decline in the amortization of the debt discount related to our 2011 Notes, following the reduction in our convertible note obligation in 2009, see Issuance of Convertible Debt above. During 2010, the amortization of debt discount was approximately $3.8 million, compared with $4.6 million in 2009, which reflects our adoption on January 1, 2009 of the guidance in ASC 470. Additionally, 2010 and prior reflects declining interest expense recorded in connection with our liability under the government settlement reached in October 2006.

Other Income (Expense)

Other income (expense) was $(0.7) million for the year ended December 31, 2011 compared to $1.6 million for the year ended December 31, 2010 and $6.4 million of other income in 2009. Other expense in 2011 consists primarily of currency losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European expansion. Other income in 2010 is comprised primarily of realized gains of approximately $1.1 million from the sale of all of our remaining auction rate securities and includes approximately $0.7 million related to the receipt of a federal research and development grant in the fourth quarter of 2010 pursuant to the Federal Qualifying Therapeutic Discovery Project (“QTDP”), partially offset by other expenses. Other income in 2009 consists primarily of realized gains of approximately $6.0 million from the sale of our shares of Targanta common stock.

Provision for Income Taxes

Due to our continuing operating losses and the uncertainty of our recognizing the potential future benefits from other non-operating losses, we recorded a minimal provision for taxes for the year ended December 31, 2011 and a provision of approximately $0.1 million for income taxes for the year ended December 31, 2010. We recorded a $2.3 million deferred tax benefit in 2007, primarily related to net operating losses that we had concluded to be realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock. The $2.3 million tax benefit was reversed in 2009 following our sale of Targanta shares in 2009. As of December 31, 2011, we had federal net operating loss carryforwards of approximately $331.6 million. The net operating loss carryforwards will expire at various dates beginning in 2025 if not utilized. We also have federal research and development tax credits of approximately $9.4 million that will begin to expire in the year 2020 and federal Orphan Drug credit carryforwards of approximately $94.9 million that will begin to expire in the year 2022. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $427.9 million that begin to expire in 2015 and state research and development tax credits of approximately $10.0 million that do not expire. In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards and certain built-in losses, as defined under that Section, upon an ownership change. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have analyzed our historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from our deferred tax balances as a result of IRC Section 382 limitations.

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

Liquidity and Capital Resources

At December 31, 2011, we had cash, cash equivalents and available-for-sale securities of $425.1 million compared to $295.1 million at December 31, 2010. In September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018 (“2018 Notes”). The aggregate net proceeds from our concurrent offerings were approximately $255.0 million. The proceeds from these offerings were offset by additional funds used in the commercial launch of Esbriet in the EU and for general corporate purposes. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2011 are sufficient to fund our operations, as currently contemplated, for at least the next 12 months. Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we could have balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or if we become subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third party financial institution accounts.

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

Operating Activities

Cash used in operating activities was approximately $137.5 million during the year ended December 31, 2011, comprised primarily of a net loss of $154.8 million, described more fully above under the section heading, Results of Operations, as well as changes to our working capital. Significant changes in working capital consisted of increases in accounts receivable, product inventory and prepaid expenses principally related to the initial launch of Esbriet in Germany in September 2011. Additionally, accounts payable, accrued compensation and other accrued liabilities increased as a result of significant increases in headcount in Europe and the initiation of the ASCEND clinical trial in the U.S. in mid-2011.

Investing Activities

Investing activities consumed approximately $85.3 million in cash flow during the year ended December 31, 2011, primarily due to purchases of investments totaling $377.9 million and the acquisition of product rights of $20.0 million, partially offset by maturities and sales of available-for-sale securities totaling $314.8 million.

Financing Activities

Cash provided by financing activities of approximately $289.6 million for the year ended December 31, 2011 was due to the receipt of $255.0 million in net proceeds from our concurrent public offerings of convertible debt and equity in September 2011 along with proceeds from the exercise of employee stock options and purchases of common stock under our employee stock purchase plan of approximately $34.6 million.

We expect to incur net losses in the near term as we continue our preparations for the commercial launch of Esbriet in the European Union, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet and Actimmune will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to our commercial launch of Esbriet in Germany and preparations for the commercial launch of Esbriet in other European Union jurisdictions, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	the timing and financial requirements of the ongoing Phase 3 clinical study of pirfenidone in the U.S. (ASCEND);

•	sales of Esbriet and Actimmune or any of our product candidates in development that receive commercial approval;

•	pricing and reimbursement from third-payors for Esbriet and Actimmune;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt; and

•	the timing and size of payments we may receive from potential collaboration agreements.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2011, aggregated by type (in millions):

Contractual Obligations	Total	2012	2013-2014	2015-2016	After 2016
Long-term debt obligations (1)	$282.4	$8.3	$16.3	$94.9	$162.9
Operating leases	12.2	2.9	5.6	3.4	0.3
Non-cancelable purchase obligations—Other (2)	7.1	6.3	0.8	—	—
Research and development commitments (3)	43.9	25.0	18.9	—	—

Total contractual cash obligations (4)	$345.6	$42.5	$41.6	$98.3	$163.2

(1)	These amounts include accrued interest and principal amounts of both the 5.00% convertible senior notes due 2015 and the 2.50% convertible senior notes due 2018.
(2)	These amounts consist of clinical related obligations and inventory purchase commitments.
(3)	These amounts consist of clinical, process development and other related obligations and are cancelable upon discontinuation of the trial.
(4)	We may also be required to make contingent milestone payments in the aggregate of up to $62.1 million to the licensors of certain of our licensed products or the suppliers of our drug compounds in accordance with the specific license, commercialization and collaboration agreements if all of the milestones per the agreements are achieved, which include development and regulatory approval milestones. These amounts are not included in the above table. Included in the $62.1 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche.

The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amount of each letter of credit approximates six to twelve months of operating rent payable to the landlord of each facility.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective on a retrospective basis for us on January 1, 2012. We do not expect that this new guidance will have a material impact on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements

in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC No. 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied. ASU No. 2011-04 is effective on a prospective basis for us on January 1, 2012. We are currently evaluating whether this new guidance will have a material impact on our consolidated financial statements.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2011 by effective maturity (in millions, except percentages):

	2012	2013	2014	2015	2016 and beyond	Total	Fair value at December 31, 2011
Assets:
Available-for-sale securities	$203.8	$93.3	$—	$—	$—	$297.1	$296.9
Average interest rate	0.3%	0.3%	—	—	—	0.3%	—
Liabilities:
2.50% convertible senior notes due 2018	$—	$—	$—	$—	$155.3	$155.3	$112.6
Average interest rate	—	—	—	—	2.5%	2.5%	—
5.00% convertible senior notes due 2015	$—	$—	$—	$85.0	$—	$85.0	$84.1
Average interest rate	—	—	—	5.0%	—	5.0%	—

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

Foreign Currency Market Risk

In connection with our continuing expansion efforts, we now conduct business throughout Europe in several currencies, including the euro, Swiss franc and British pound, among others. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. The Company does not enter into such contracts for trading or speculative purposes.

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity.

The Company’s foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Global Market and Economic Conditions

In the United States and internationally, market and economic conditions have been challenging with tighter credit conditions and sluggish economic growth beginning in 2008. For the fiscal year ended December 31, 2010, concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, high unemployment and a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets contributed to instability in both United States and international capital and credit markets and have diminished expectations for the U.S. and global economy. These conditions, which continued into 2011, combined with volatile energy prices, declining business and consumer confidence and continued high unemployment have contributed to volatility in the markets and a broad economic slowdown.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InterMune, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2012

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$177,428	$110,584
Available-for-sale securities	247,682	184,489
Accounts receivable, net of allowances of $56 and $36 at December 31, 2011 and 2010, respectively	3,764	1,710
Inventories	6,220	1,151
Prepaid expenses and other current assets	8,044	3,609

Total current assets	443,138	301,543
Property and equipment, net	2,341	1,246
Acquired product rights, net	19,250	—
Other assets (includes restricted cash of $1,427 and $1,432 at December 31, 2011 and 2010, respectively)	7,894	2,358

Total assets	$472,623	$305,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,068	$7,994
Accrued compensation	9,044	6,578
Convertible notes, current portion	—	44,300
Other accrued liabilities	14,979	11,189

Total current liabilities	34,091	70,061
Convertible notes, less current portion	240,250	85,000
Other long term liabilities	114	786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 65,302 and 56,594 shares issued and outstanding at December 31, 2011 and 2010, respectively	65	57
Additional paid-in capital	1,144,947	942,375
Accumulated other comprehensive income (loss)	1,025	(37)
Accumulated deficit	(947,869)	(793,095)

Total stockholders’ equity	198,168	149,300

Total liabilities and stockholders’ equity	$472,623	$305,147

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue, net
Actimmune	$20,223	$20,040	$25,428
Esbriet	2,778	—	—
Collaboration revenue	2,629	239,251	23,272

Total revenue, net	25,630	259,291	48,700
Costs and expenses:
Cost of goods sold	8,707	6,337	6,997
Research and development	74,973	67,470	89,138
Acquired research and development and milestone expense	—	—	15,250
Selling, general and administrative	90,192	55,505	37,461
Restructuring charges	—	1,300	697

Total costs and expenses	173,872	130,612	149,543

(Loss) income from operations	(148,242)	128,679	(100,843)
Other income (expense):
Loss from extinguishment of debt	—	—	(11,014)
Interest income	556	571	1,727
Interest expense	(6,408)	(8,399)	(10,129)
Other income (expense)	(658)	1,599	6,393

(Loss) income from operations before income taxes	(154,752)	122,450	(113,866)
Income tax expense, net	22	76	2,154

Net (loss) income	$(154,774)	$122,374	$(116,020)

Per common share:
Net (loss) income—basic	$(2.58)	$2.26	$(2.62)

Net (loss) income—diluted	$(2.58)	$2.13	$(2.62)

Shares used in computing basic net income (loss) per share	60,100	54,202	44,347

Shares used in computing diluted net income (loss) per share	60,100	61,377	44,347

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands)
Balances at December 31, 2008	39,330	$39	$690,454	$(1,415)	$(799,449)	$(110,371)
Net unrealized gain on available-for-sale securities	—	—	—	2,990	—	2,990
Net loss	—	—	—	—	(116,020)	(116,020)

Comprehensive loss						(113,030)
Exercise of stock options	99	—	1,199	—	—	1,199
Stock issued under employee stock purchase plan	71	—	790	—	—	790
Issuance of common stock in a public offering at $16.35 per share, net of issuance costs of $2,365	4,025	4	63,440	—	—	63,444
Issuance of common stock in exchange for convertible debt	2,633	3	44,355	—	—	44,358
Issuance of restricted stock to employees, net of forfeitures	515	1	2,554	—	—	2,555
Stock compensation related to employee stock benefit plans	—	—	5,255	—	—	5,255

Balances at December 31, 2009	46,673	$47	$808,047	$1,575	$(915,469)	$(105,800)
Net unrealized loss on available-for-sale securities	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net income	—	—	—	—	122,374	122,374

Comprehensive income						120,762
Exercise of stock options	1,184	1	15,842	—	—	15,843
Stock issued under employee stock purchase plan	121	—	1,319	—	—	1,319
Issuance of common stock in a public offering at $14.10 per share, net of issuance costs of $6,676	8,050	8	106,824	—	—	106,832
Issuance of restricted stock to employees, net of forfeitures	566	1	3,021	—	—	3,022
Stock compensation related to employee stock benefit plans	—	—	7,322	—	—	7,322

Balances at December 31, 2010	56,594	$57	$942,375	$(37)	$(793,095)	$149,300

Net unrealized gain on available-for-sale securities	—	—	—	101	—	101
Foreign currency translation adjustment	—	—	—	961	—	961
Net loss	—	—	—	—	(154,774)	(154,774)

Comprehensive net loss						(153,712)
Exercise of stock options	1,850	1	33,500	—	—	33,501
Stock issued under employee stock purchase plan	90	—	1,129	—	—	1,129
Issuance of common stock in exchange for convertible debt	2,079	2	44,961	—	—	44,963
Issuance of common stock in a public offering at $24.00 per share, net of issuance costs of $5,612	4,600	5	104,783	—	—	104,788
Issuance of restricted stock to employees, net of forfeitures	89	—	7,017	—	—	7,017
Stock compensation related to employee stock benefit plans	—	—	11,182	—	—	11,182

Balances at December 31, 2011	65,302	$65	$1,144,947	$1,025	$(947,869)	$198,168

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows used for operating activities:
Net (loss) income	$(154,774)	$122,374	$(116,020)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	18,199	10,343	7,809
Amortization of debt discount, debt issuance costs and acquired product rights	1,733	3,990	5,045
Depreciation expense	1,176	2,443	3,583
Loss on extinguishment of debt	—	—	10,414
Other	961	—	—
Deferred taxes	—	—	2,275
Deferred rent	(124)	(680)	(508)
Net realized (gains) on sales and writedowns of available-for-sale securities	(15)	(1,078)	(6,736)
Changes in operating assets and liabilities:
Accounts receivable	(2,054)	2,124	(711)
Inventories	(5,069)	1,420	(1,322)
Prepaid expenses	(4,435)	(374)	(40)
Other assets	(831)	(442)	(49)
Accounts payable and accrued compensation	3,992	(2,324)	(8,643)
Other accrued liabilities	3,790	3,458	(4,993)
Liability under government settlement	—	(9,193)	(14,472)
Deferred collaboration revenue	—	(59,717)	(3,272)

Net cash (used in ) provided by operating activities	(137,451)	72,344	(127,640)
Cash flows from investing activities:
Purchase of property and equipment	(2,271)	(336)	(354)
Purchases of available-for-sale securities	(377,885)	(301,475)	(101,135)
Maturities of available-for-sale securities	228,549	184,322	77,168
Sales of available-for-sale securities	86,259	14,727	39,769
Acquisition of product rights	(20,000)	—	—

Net cash (used in) provided by investing activities	(85,348)	(102,762)	15,448
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	104,788	106,832	63,444
Proceeds from convertible senior notes, net of issuance costs	150,225	—	—
Proceeds from issuance of common stock under employee stock benefit plans	34,630	17,163	1,990

Net cash provided by financing activities	289,643	123,995	65,434

Net increase (decrease) in cash and cash equivalents	66,844	93,577	(46,758)
Cash and cash equivalents at beginning of year	110,584	17,007	63,765

Cash and cash equivalents at end of year	$177,428	$110,584	$17,007

Supplemental disclosure of cash flow information:
Interest paid	$4,306	$4,485	$5,444
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$44,963	$—	$—
Extinguishment of debt, net of unamortized debt discount, in exchange for common stock	$—	$—	$34,131

See Accompanying Notes to Consolidated Financial Statements

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial, which is expected to be completed in mid-2013. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis. Previously, we also focused on the field of hepatology, which is concerned with the diagnosis and treatment of disorders of the liver. We have a hepatology portfolio of small molecule compounds that are currently in the pre-clinical research stage. However, in May 2011, we announced that we no longer plan to invest further in the field of hepatology.

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

Principles of Consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Canada Inc. and InterMune Ltd. (U.K.) along with our subsidiaries located in Germany, France, Switzerland, Spain, Italy, the Netherlands, Sweden and Austria. All inter-company balances and transactions have been eliminated.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our allowances for doubtful accounts, product returns, chargebacks, cash discounts and rebates; excess/obsolete inventories; acquired product rights, the effects of inventory purchase commitments on inventory; certain accrued clinical and preclinical expenses and contingent liabilities; provision for income taxes and interest rates with respect to the accounting guidance for our convertible debt. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Fair Value of Other Financial Instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at historical cost, which we believe approximates fair value because of the short-term nature of these instruments. The fair value of our $155.3 million 2.5% convertible senior notes due 2018 was $112.6 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 was $84.1 million at December 31, 2011. As of December 31, 2010, the fair value of our $45.0 million convertible senior notes due and converted in 2011 and our $85.0 million convertible senior notes due 2015 was $74.1 million and $173.9 million, respectively. For both 2011 and 2010, we determined the fair value of the outstanding balances of our notes using readily available market information.

Foreign Currency Exchange Risk

In connection with our continuing expansion efforts, we now conduct business throughout Europe in several currencies, including the euro, Swiss franc and British pound, among others. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. The Company does not enter into such contracts for trading or speculative purposes.

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity.

The Company’s foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $6.2 million and $1.2 million at December 31, 2011 and December 31, 2010, respectively, and consisted of $5.5 million of Esbriet and $0.7 million of Actimmune.

Because of the long lead times required to manufacture Actimmune and Esbriet, we enter into purchase obligations to satisfy our estimated inventory requirements. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current as well as committed purchases. We are also required to make judgments as to the expiration dates since the products are not usable beyond their expiration date. As part of our excess inventory assessment for Actimmune and Esbriet, we also consider the expiration dates of future manufactured quantities under these purchase obligations.

During the years ended December 31, 2010 and 2009 we charged $0.5 million and $0.3 million, respectively, to cost of goods sold for inventory write downs resulting from the estimated excess of inventory compared to forecasted inventory requirements. We did not have any inventory write downs during the year ended 2011.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic No. 360, previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. We have recognized no impairment losses on long-lived assets during the three years ended December 31, 2011.

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

Our European revenue from sales of Esbriet began in September 2011 and has been limited to Germany up through the end of 2011. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Pursuant to German Medicinal Products Law, a customer has no right to return the product; therefore we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations.

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

In December 2010, we entered into a new agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche funded all research costs related to the programs for the period from July 1, 2010 through June 30, 2011, the effective term of the research program. During 2011, we received $2.6 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue. We will also be entitled to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the research program.

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

Collaboration agreements with co-funding arrangements resulting in a net receivable or payable for R&D expenses are recognized as the related R&D expenses by both parties are incurred. As a result of the termination of the 2006 collaboration agreement with Roche in October 2010, there were no such payables or receivables recorded at December 31, 2011 or December 31, 2010. Reimbursements from Roche under the 2006 agreement had been credited directly to R&D expense and amounted to $4.4 million for the year ended December 31, 2010.

Advertising Costs

We expense advertising costs as incurred. We incurred approximately $0.1 million of advertising costs in 2011 and none in 2010 or 2009.

Commitments and Contingencies

From time to time, the Company may be a party to various legal proceedings related to its business, including but not limited to civil complaints and matters relating to our Indemnity agreement with our former chief executive officer. This agreement obligates us to advance all expenses, including attorneys’ fees, incurred by our former chief executive officer in connection with any legal or similar proceeding, subject to initial coverage of these expenses through our insurance policies. Our policy is to accrue for defense costs as the related legal services are performed on our behalf and on behalf of our former chief executive officer, who has exhausted all insurance coverage previously available under our original indemnity agreement with him. Given our former chief executive officer has appealed his recent sentence, we expect to continue to indemnify him for reasonable legal fees and costs incurred in connection with his defense for the foreseeable future until the legal proceeding against him is finally completed with no further right to appeal. See Note 16.

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

We file income tax returns in the U.S. federal and various state and local as well as foreign jurisdictions. Tax years beginning in 1998 through 2010 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of this guidance and through December 31, 2011, we did not have any interest or penalties associated with unrecognized tax benefits.

Comprehensive Income (Loss)

ASC Subtopic No. 220-10, previously referred to as SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive income (loss) for each of the periods presented is disclosed in Note 12 below. Other comprehensive income (loss) includes certain changes in stockholders’ equity (deficit) that are excluded from net loss. Specifically, we include in other comprehensive income (loss) changes in the fair value of our available-for-sale investments, foreign currency translation adjustments and derivatives, if any, designated as cash flow hedges.

Net (Loss) Income Per Share

We compute basic net (loss) income per share by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period, as adjusted. We deduct shares subject to repurchase by us from the outstanding shares to arrive at the weighted average shares outstanding. We compute diluted net income per share by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. For the computation of net loss per share we exclude dilutive securities, composed of potential common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, because of their anti-dilutive effect.

For the calculation of net loss per share, securities excluded were as follows (in thousands):

	As of December 31,
	2011	2010	2009
Common stock options	4,112	—	4,707
Shares issuable upon conversion of convertible notes	9,384	—	6,581

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share attributable to our common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net (loss) income used in the calculation of net (loss) income per share—basic	$(154,774)	$122,374	$(116,020)
Add: Amortization of convertible debt discount	—	3,776	—
Amortization of convertible debt issuance costs	—	214	—
Convertible debt interest expense	—	4,358	—

Net (loss) income used in the calculation of net (loss) income per share—diluted	$(154,774)	$130,722	$(116,020)

Denominator:
Weighted-average shares of common stock outstanding	61,071	55,083	44,987
Less: weighted-average shares subject to repurchase	(971)	(881)	(640)

Weighted-average shares used in computing net (loss) income per share—basic	60,100	54,202	44,347
Add: convertible debt shares	—	6,581	—
Add: weighted-average stock options outstanding (treasury stock method)	—	594	—

Weighted-average shares used in computing net (loss) income per share—diluted	60,100	61,377	44,347

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net (loss) income used in the calculation of net (loss) income per share—basic	$(154,774)	$122,374	$(116,020)
Net (loss) income used in the calculation of net (loss) income per share—diluted	$(154,774)	$130,722	$(116,020)
Per common share:
Continuing operations—basic	$(2.58)	$2.26	$(2.62)
Net (loss) income—basic	(2.58)	2.26	(2.62)

Continuing operations—diluted	$(2.58)	2.13	(2.62)
Net (loss) income—diluted	(2.58)	$2.13	$(2.62)

Shares used in computing basic net (loss) income per share	60,100	54,202	44,347
Shares used in computing diluted net (loss) income per share	60,100	61,377	44,347

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2011, 2010 and 2009 was $18.2 million, $10.3 million and $7.8 million, respectively. For additional information, see Note 14.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective on a retrospective basis for us on January 1, 2012. We do not expect that this new guidance will have a material impact on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC No. 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied. ASU No. 2011-04 is effective on a prospective basis for us on January 1, 2012. We are currently evaluating whether this new guidance will have a material impact on our consolidated financial statements.

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

In October 2010, we sold our worldwide development and commercialization rights in danoprevir to Roche for $175.0 million in cash, all of which was included in collaboration revenue in our Consolidated Statement of Operations for the year ended December 31, 2010. Upon closing, we have no further deliverables or continuing obligations under this collaboration. In connection with this transaction, the collaboration agreement that we and Roche entered into in October 2006 along with its amendments was terminated which resulted in the accelerated recognition of approximately $57.3 million in previously deferred revenue. This amount is included in collaboration revenue in our Consolidated Statement of Operations for the year ended December 31, 2010.

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

In January 2009, The Medicines Company announced its intent to acquire Targanta for $2.00 per share, or approximately $42.0 million and on January 27, 2009 commenced a tender offer to acquire all outstanding shares of Targanta. We tendered our shares and received approximately $6.0 million in March 2009 upon closing of the transaction, which has been included in other income in our consolidated statements of operations for the year ended December 31, 2009. We may also receive up to an additional $4.05 per share in contingent cash payments upon the achievement of specified regulatory and commercial milestones. No amounts related to this contingent consideration had been received through December 31, 2011.

6.	ACQUIRED PRODUCT RIGHTS AND LICENSES

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights (excluding Japan, Korea and Taiwan) to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet of twenty years and we incurred approximately $0.8 million of amortization expense in 2011. Amortization expense for each of the next five years is expected to be $1.0 million per year. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi & Company LTD (“Shionogi”). Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

The following table reflects our acquired product rights under these agreements (in thousands):

	As of December 31,
	2011	2010
Gross carrying amount	$20,000	$—
Accumulated amortization	750	—

Net carrying amount	$19,250	—

Genentech, Inc. License Agreement (Actimmune®)

In 1998, we obtained a license from Genentech, Inc. (“Genentech”) through Connetics Corporation (“Connetics”) for patents relating to Actimmune. The license from Genentech terminates on the later of May 5, 2018 or the date that the last of the patents licensed under the agreement expires. Our licensed Actimmune rights include exclusive and non-exclusive licenses. The exclusive licenses include the right to develop and commercialize Actimmune in the United States and Canada for the treatment and prevention of all human diseases and conditions, including infectious diseases, pulmonary fibrosis and cancer, but excluding arthritis and cardiac and cardiovascular diseases and conditions. The non-exclusive licenses include the right to make or have made Actimmune for clinical and commercial purposes within our field of use in the United States and Canada. In Japan, we have the exclusive license rights to commercialize Actimmune for the treatment and prevention of all infectious diseases caused by fungal, bacterial or viral agents, including in patients with CGD or osteopetrosis. We also have the opportunity, under specified conditions, to obtain further rights to Actimmune in Japan and other countries. In addition, we received an exclusive sublicense under certain of Genentech’s patents outside the United States, Canada and Japan under the BI agreement discussed below. Under the Genentech license, we pay Genentech royalties on the revenue from sales of Actimmune based on a royalty rate of 45% for the first $3.7 million of revenue and 10% for any additional revenue, and are required to make one-time payments to Genentech upon the occurrence of specified milestone events, which include the submission of a BLA with the FDA for approval to market Actimmune for the treatment of particular categories of diseases, the receipt of FDA approval to market Actimmune for the treatment of particular categories of diseases and the achievement of certain annual revenue targets for Actimmune. We made royalty payments of approximately $90.1 million in the aggregate, but no milestone payments, under this agreement through December 31, 2011. If all of the milestones under this agreement are achieved, we would be required to make further milestone payments of $9.6 million, although we have no further development plans for Actimmune. Our rights to certain therapeutic uses for Actimmune under this agreement could revert to Genentech if we commit a material breach of the agreement.

Connetics Corporation (acquired by Stiefel Laboratories, Inc.) (Actimmune®)

Through an assignment and option agreement with Connetics, we paid Connetics $5.7 million to acquire rights to Actimmune and are obligated to pay to Connetics a royalty of 0.25% of our net United States sales for Actimmune until our net United States sales cumulatively surpass $1.0 billion. Above $1.0 billion, we are obligated to pay a royalty of 0.5% of our net United States sales of Actimmune. Through a separate purchase agreement, we paid Connetics $0.4 million to acquire rights related to scleroderma and are obligated to pay Connetics a royalty of 4.0% on our net revenue from sales of Actimmune for the treatment of scleroderma. We made royalty payments of approximately $1.9 million in the aggregate through December 31, 2011. There are no milestone payments pursuant to this agreement.

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

2010 Roche Collaboration Agreement (Protease Inhibitors)

In December 2010, we entered into a new agreement with Roche that will focus on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche will fund all research costs related to the programs for the term of the research program, July 1, 2010 to June 30, 2011. The deliverable in this arrangement consists solely of research services performed by us on behalf of

Roche. For the years ended December 31, 2011 and 2010, we received approximately $2.6 million and $4.5 million, respectively, in reimbursements under this agreement that was recorded as collaboration revenue.

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

Our collaboration revenue for the years ended December 31, 2010, and 2009 includes the recognition of deferred revenue of $2.5 million and $3.3 million, respectively.

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

Array BioPharma Inc. (Small Molecule Therapeutics)

In 2002, we entered into a drug discovery collaboration agreement to create small molecule therapeutics targeting HCV with Array. Joint research activities under this agreement expired in June 2007, however Array will continue to be entitled to receive milestone payments and low single-digit royalties in connection with the development and commercialization of compounds derived from the collaborative efforts. In December 2004, the agreement was amended to provide a mechanism for us to purchase Array’s interest in certain co-owned intellectual property rights arising from the collaboration, subject to ongoing milestone and royalty payments. In late 2004, we purchased Array’s co-ownership rights in danoprevir, subject to ongoing milestone and royalty obligations. In April 2005, we initiated a second research collaboration with Array with respect to a new hepatology target and have since terminated that agreement. We made a milestone payment of $1.0 million under this agreement in 2009 associated with the initiation of the Phase 2b clinical study of danoprevir. We did not make any payments to Array in 2011 or 2010. Assuming that all of the remaining milestones under the Array agreements are achieved, we will be required to make future milestone payments of $7.5 million, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche. The provisions of this license agreement also continue to apply to certain of our pre-clinical HCV compounds discovered in collaboration with Array.

8.	DERIVATIVE INSTRUMENTS

In connection with our continuing expansion efforts, we now conduct business throughout Europe in several currencies, including the euro, Swiss franc and British pound, among others. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. The Company does not enter into such contracts for trading or speculative purposes. In the fourth quarter of 2011, the Company established a foreign currency hedging program.

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net gains from entering into derivative financial instruments not designated as hedges in 2011 was approximately $0.6 million. The notional value of our outstanding currency hedges at December 31, 2011 was approximately 11.4 million euros and the fair value of these outstanding derivatives at December 31, 2011 was zero.

The Company’s foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. The Company does not generally require collateral to be pledged under these agreements. Management does not expect material losses as a result of defaults by counterparties.

9.	FAIR VALUE

In accordance with portions of ASC Topic No. 820, formerly SFAS 157, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$82,693	$—	$—	$82,693
Obligations of government-sponsored enterprises	—	140,887	—	140,887
Corporate debt securities	—	31,815	—	31,815
Commercial paper	—	36,985	—	36,985
Municipal bond	—	4,510	—	4,510

Total	$82,693	$214,197	$—	$296,890

December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$96	$—	$—	$96
Obligations of government-sponsored enterprises	—	178,907	—	178,907
Corporate debt securities	—	24,286	—	24,286
Commercial paper	—	74,780	—	74,780

Total	$96	$277,973	$—	$278,069

The fair value of Level 1 assets have been determined using quoted prices in active markets for identical assets or liabilities. The fair value of Level 2 assets have been obtained from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our professional pricing service gathers observable inputs for all of our fixed income securities from a variety of industry data providers such as large custodial institutions and other third-party sources. Once the observable inputs are gathered, all data points are considered and an average price is determined. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. Our investment managers use similar techniques to our professional pricing service to derive pricing as described above.

During 2009, several of our previously held auction rate securities with an aggregate fair value of $7.4 million were redeemed at or near par value and we realized gains of approximately $1.0 million which gains have been included in other income in our consolidated statements of operations for the year ended December 31, 2009. During 2010, our remaining portfolio of auction rate securities was redeemed whereupon we recorded a realized gain of approximately $1.1 million included in other income in our consolidated statements of operations for the year ended December 31, 2010.

The fair value of our long-term convertible debt is based on quoted prices for those instruments using readily available market information. The fair value of our $155.3 million 2.5% convertible senior notes due 2018 (“2018 Notes”) was $112.6 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 (“2015 Notes”) was $84.1 million at December 31, 2011. As of December 31, 2010, the fair value of our $45.0 million convertible senior notes due and converted in 2011 and our $85.0 million 2015 Notes was $74.1 million and $173.9 million, respectively. See also Note 13.

10.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of December 31, 2011 and 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of government-sponsored enterprises	$140,848	$48	$(9)	$140,887
Money market funds	82,693	—	—	82,693
Commercial paper	36,983	2	—	36,985
Corporate debt securities	31,788	35	(8)	31,815
Municipal bond	4,510	—	—	4,510

Total	$296,822	$85	$(17)	$296,890

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as:
Cash equivalents	$49,209	$—	$(1)	$49,208
Available-for-sale securities	247,613	85	(16)	247,682

Total	$296,822	$85	$(17)	$296,890

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of government-sponsored enterprises	$178,925	$28	$(46)	$178,907
Money market funds	96	—	—	96
Commercial paper	74,780	—	—	74,780
Corporate debt securities	24,301	—	(15)	24,286

Total	$278,102	$28	$(61)	$278,069

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as:
Cash equivalents	$93,582	$1	$(3)	$93,580
Available-for-sale securities	184,520	27	(58)	184,489

Total	$278,102	$28	$(61)	$278,069

Realized gains and losses and declines in value, judged to be other-than-temporary, on available-for-sale securities are included in other income (expense) for each of the years ended December 31, 2011, 2010 and 2009. Realized gains and losses were calculated based on the specific identification method and were approximately $1.1 million and $6.7 million in 2010, and 2009, respectively. Realized gains in 2011 were not material. Realized gains in 2010 include gains from redemptions and sales of auction rate securities. Realized gains in 2009 include a $6.0 million gain from tendering all of our Targanta shares upon the sale of Targanta to The Medicines Company.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at December 31, 2011 by contractual maturity (in thousands):

	December 31, 2011
	Amortized Cost	Fair Value
Mature in less than one year	$203,411	$203,445
Mature in one to three years	93,411	93,445

Total	$296,822	$296,890

11.	BALANCE SHEET DETAIL

Property and equipment and related accumulated depreciation and amortization is as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer and laboratory equipment	$13,916	$13,390
Office furniture and fixtures	4,566	3,822
Leasehold improvements	10,389	9,898

	28,871	27,110
Less accumulated depreciation and amortization	(26,530)	(25,864)

Total	$2,341	$1,246

Other accrued liabilities consist of the following at December 31 2011 and 2010 (in thousands):

	2011	2010
Accrued clinical trial costs	$3,752	$1,042
Accrued research and development	2,105	4,066
Accrued interest	2,549	1,454
Medicaid and TriCare rebates	2,842	2,175
Provision for returns and rebates	802	675
Royalties payable	491	565
Income taxes payable	72	430
Other accrued liabilities	2,366	782

Total other accrued liabilities	$14,979	$11,189

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). We include in other comprehensive income (loss) unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments resulting from the consolidated reporting of assets, liabilities and equity of our wholly-owned subsidiaries. The activity in other comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$(154,774)	$122,374	$(116,020)
Foreign currency translation adjustment	961	(3)	—
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $2,275 in 2009	101	(1,609)	2,990

Comprehensive income (loss)	$(153,712)	$120,762	$(113,030)

The balance of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2011 and 2010 was as follows (in thousands):

	December 31,
	2011	2010
Cumulative foreign currency translation adjustment	$958	$(3)
Net unrealized gain (loss) on available-for-sale securities	67	(34)

Total accumulated other comprehensive income (loss)	$1,025	$(37)

13.	CONVERTIBLE DEBT

In February 2004, we issued 0.25% convertible senior notes due March 1, 2011 in an aggregate principal amount of $170.0 million (the “2011 Notes”). The 2011 Notes were convertible into our common stock at the option of the holder at a conversion price of approximately $21.63 per share, subject to adjustment in certain circumstances. Interest on the 2011 Notes was payable semiannually in arrears on March 1 and September 1 of each year. The 2011 Notes were unsecured and rank on parity with all existing and future senior unsecured debt and prior to all subordinated indebtedness. In addition, the 2011 Notes were effectively subordinated to any existing and future secured debt to the extent of the value of the collateral securing such debt. Offering expenses of $3.1 million (subject to adjustment for the extinguishment described below) related to the sale of the 2011 Notes were recorded in other assets and were being amortized to interest expense using the effective interest method over the term of the 2011 Notes, which was seven years from the date of issuance.

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

On January 1, 2009, we adopted FASB Accounting Standards Codification (“ASC”) Topic 470 (“ASC 470”), formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our 2011 Notes, to account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

Information about the carrying amounts of the equity component of the 2011 Notes, the principal amount of its liability component, its unamortized discount, and its net carrying amount are as follows (in thousands; and after the exchange agreements and induced conversions described below):

	Year Ended December 31,
	2011	2010
Carrying amount of equity component	$—	$58,523

Principal amount of liability component	$—	$44,963
Unamortized discount	—	(663)

Net carrying amount of liability component	$—	$44,300

The remaining discount was amortized over the remaining term of the debt through its first redemption date, March 1, 2011. The effective interest rate on the liability component is 9.4%. The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contractual interest	$19	$112	$143
Amortization of debt discount	663	3,776	4,571

Total interest expense recognized	$682	$3,888	$4,714

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

14.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of 2011, we issued a cumulative total of 1,054,331 shares under the ESPP, including 90,358 issued in 2011. The number of shares available for future issuance under the plan were 1,334,179 at December 31, 2011. Beginning January 1, 2001 and continuing through and including January 1, 2006, the amount of common stock reserved for issuance under the ESPP increased annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such January 1, (ii) 400,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to January 1, which shall be lesser than (i) or (ii) above.

Restricted Stock Awards

During 2011, we granted employees restricted stock awards totaling approximately 336,000 shares of our common stock with a weighted average fair value of $34.57 per share that vest in equal annual installments over a four year period. During 2010, we granted employees restricted stock awards totaling approximately 620,000 shares of our common stock with a weighted average fair value of $8.99 per share. These awards vest equally over twelve, eighteen and twenty-four month periods. In 2009, we granted employees performance-based restricted stock awards for approximately 550,000 shares of our common stock with a weighted average fair value of $14.56 per share. Vesting of these shares is contingent upon the achievement of pirfenidone regulatory milestones. Approximately 245,000 shares of these awards were cancelled on December 31, 2011 as performance of the regulatory milestone did not occur, therefore compensation expense related to these awards was not recorded. In May 2008, we granted employees restricted stock awards for approximately 151,000 shares of our common stock with weighted-average fair value of $15.34 that vest annually over a four year period. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of these restricted stock awards, we recognized $7.0 million in compensation expense during the year ended December 31, 2011, compared to $3.0 million and $2.6 million in the years ended December 31, 2010 and 2009, respectively. As all of the restricted stock awards vest through 2012 and beyond, we will continue to recognize stock based compensation expense related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in the past four years vest, we will recognize approximately $11.5 million in compensation expense over a weighted average remaining period of 2.2 years. However, no compensation expense will be recognized for stock awards that do not vest.

A summary of our restricted stock activity is presented in the following table:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2008	258,253	19.51
Granted	549,800	14.56
Vested	(72,752)	19.90
Forfeited	(35,607)	16.78

Nonvested at December 31, 2009	699,694	15.72
Granted	619,677	8.99
Vested	(165,433)	18.18
Forfeited	(53,571)	14.51

Nonvested at December 31, 2010	1,100,367	11.63
Granted	335,975	34.57
Vested	(617,774)	11.09
Forfeited	(258,656)	14.37

Nonvested at December 31, 2011	599,912	$24.33

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

In 2000, our board of directors adopted the 2000 Equity Incentive Plan, which was most recently amended and approved by stockholders in 2007 and re-named the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). In 2000, a total of 2.0 million shares of common stock were initially reserved for issuance under the 2000 Plan. Up through and including 2011, an additional 10.7 million shares of common stock have been reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. Options not immediately exercisable generally vest up to a maximum of four years. Options previously granted under the 2000 Plan had a maximum term of 10 years. Effective May 15, 2007, new option grants have a maximum term of 7 years.

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

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price per Share
Balance at December 31, 2008	2,637,724	4,596,559	18.54
Shares added to the plan	2,000,000	—	—
Shares expired	(5,000)	—	—
Stock options granted	(484,750)	484,750	12.66
Restricted shares granted	(549,800)	—	—
Forfeited stock options	274,643	(274,643)	19.56
Restricted shares forfeited	35,607	—	—
Stock options exercised	—	(99,567)	12.04

Balance at December 31, 2009	3,908,424	4,707,099	18.01
Stock options granted	(2,182,839)	2,182,839	13.19
Restricted shares granted	(619,677)	—	—
Forfeited stock options	485,551	(485,551)	24.70
Restricted shares forfeited	53,571	—	—
Stock options exercised	—	(1,183,995)	13.38

Balance at December 31, 2010	1,645,030	5,220,392	$16.42
Shares added to the plan	1,950,001	—	—
Stock options granted	(846,668)	846,668	34.49
Restricted shares granted	(346,975)	—	—
Forfeited stock options	105,006	(105,006)	25.78
Restricted shares forfeited	258,656	—	—
Stock options exercised	—	(1,849,667)	18.11

Balance at December 31, 2011	2,765,050	4,112,387	$19.14

At December 31, 2011, the weighted average remaining contractual term for the outstanding options was 4.8 years and the aggregate intrinsic value was approximately $5.0 million on that date. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $39.0 million, $23.8 million and $0.2 million, respectively. Intrinsic value for stock options is defined as the difference between the market value and the exercise price on the date of exercise.

The following table summarizes information about options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 8.73 – $ 8.73	1,204,854	5.28	$8.73	738,760	$8.73
$10.20 – $17.05	1,000,621	5.17	$13.37	642,551	$13.59
$17.05 – $25.55	1,033,131	2.83	$21.66	908,786	$21.64
$25.55 – $49.26	873,781	6.08	$37.13	171,712	$37.67

	4,112,387	4.81	$19.14	2,461,809	$16.78

At December 31, 2011, the weighted average remaining contractual term for options exercisable is 4.1 years and the aggregate intrinsic value for those shares is approximately $3.1 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2011 is approximately $5.0 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $24.6 million in compensation expense over a weighted average remaining period of 2.2 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Stockholder Rights Agreement

In July 2001, our board of directors approved the adoption of a Stockholder Rights Agreement, which provided for the distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The dividend was paid on August 3, 2001 to the stockholders of record on that date. The Rights expired on August 3, 2011.

Public Offerings

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

Reserved Shares

At December 31, 2011, common stock subject to future issuance is as follows:

Common stock issuable upon conversion of convertible senior notes	9,384,188
Outstanding common stock options	4,112,387
Common stock available for grant under stock option plans	2,765,050
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,334,179

Total	17,595,804

Valuation and Expense Information under ASC Topic 718-10

The following table reflects stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$5,683	$3,389	$3,220
Cost of goods sold	54	—	—
General and administrative	12,462	6,954	4,589

Total stock-based compensation expense	$18,199	$10,343	$7,809

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

•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31
	2011	2010	2009
Expected stock price volatility	80%	95%	76%
Risk-free interest rate	1.4%	1.8%	2.4%
Expected term (in years)	4.6	4.4	4.7
Expected dividend yield	—	—	—

The weighted-average fair value per share of options granted during the years ended December 31, 2011, 2010 and 2009 was $21.28, $9.14 and $7.76, respectively.

We estimated the fair value of our employees’ stock purchase rights under our employee stock purchase plan using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31
	2011	2010	2009
Expected stock price volatility	94%	158%	71%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected term (in years)	0.5	0.5	0.5
Expected dividend yield	—	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the years ended December 31, 2011, 2010 and 2009 was $15.46, $8.47 and $4.41, respectively.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2011, 2010 and 2009 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures. ASC Topic 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

15.	INCOME TAXES

The components of income before income taxes for the tax years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
U.S.	$(111,114)	$122,450	$(113,866)
Foreign	(43,638)	—	—

Total	$(154,752)	$122,450	$(113,866)

The components of the provision for income tax expense (benefit) consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$—	$—	$(122)
State	(50)	76	1
Foreign	72	—	—

Total current	$22	$76	$(121)
Deferred:
Federal	$—	$—	$1,934
State	—	—	341
Foreign	—	—	—

Total deferred	$—	$—	$2,275
Total provision for income taxes	$22	$76	$2,154

Previously in 2007, we recorded a deferred tax benefit primarily related to net operating losses that we had concluded to be realizable based on our estimate of future taxable income resulting from future potential sales of our shares of Targanta common stock. The tax benefit was reversed in 2009 following our sale of Targanta shares in 2009.

A reconciliation of the Company’s recorded income tax expense (benefit) to the U.S. statutory rate is as follows:

	2011	2010	2009
Federal tax expense (benefit) at statutory rate	(34.0)%	34.0%	(34.0)%
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	(4.2)	7.2	4.2
Change in valuation allowance	22.8	(128.0)	39.3
Research and development and orphan drug credits	(3.4)	(8.2)	(11.1)
Foreign rate differential	11.5	—	—
Sale of intellectual property	(4.6)	85.2	—
Change in deferreds	6.2	8.9	(11.1)
Stock options	(0.1)	(1.1)	1.0
Debt extinguishment	—	—	3.9
IRC Section 162(m)	4.3	0.7	0.1
Other	1.5	1.4	9.4

Totals	—%	0.1%	1.7%

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

Significant components of our deferred tax assets for federal and state income taxes were as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$131,667	$91,969
Research and development credits	90,239	87,640
Capitalized research and development costs	8,296	10,227
Stock compensation	5,102	10,297
Other, net	7,579	7,727

Total deferred tax assets	242,883	207,860
Valuation allowance	(242,883)	(207,609)

Net deferred tax assets	$—	$251
Deferred tax liability:
Debt discount, net of issuance costs	—	(251)

Net deferred tax liabilities	—	(251)

Net deferred tax	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have placed a full valuation allowance against our net deferred tax assets. The valuation allowance increased by $35.3 million during the year ended December 31, 2011, decreased by $156.9 million during the year ended December 31, 2010 and increased by $50.6 million during the year ended December 31, 2009.

As of December 31, 2011, we had federal net operating loss carryforwards of approximately $331.6 million. The net operating loss carryforwards will expire at various dates beginning in 2025 if not utilized. We also have federal research and development tax credits of approximately $9.4 million that will begin to expire in the year 2020 and federal Orphan Drug credit carryforwards of approximately $94.9 million that will begin to expire in the year 2022. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $427.9 million that begin to expire in 2015 and state research and development tax credits of approximately $10.0 million that do not expire.

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

In accordance with ASC 810-10-45-8, we recorded a deferred charge during the year ended December 31, 2010 related to the deferral of income tax expense on inter-company profits that resulted from the sale of our non-U.S. economic rights to Esbriet® to InterMune International AG, a wholly owned subsidiary formed in 2010. The deferred charge is included in other assets in the accompanying consolidated balance sheets and will be amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the intellectual property. In 2011, we recorded a prepaid tax expense of less than $0.1 million, which represents the deferral of income tax expense. We are amortizing this prepaid amount over a period of ten years beginning in 2011.

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

Gross Unrecognized Tax Benefits
Balance at December 31, 2008	$16,881
Changes related to prior tax positions	2,505
Increases related to current year tax positions	2,521

Balance at December 31, 2009	21,907
Changes related to prior tax positions	(3,551)
Increases related to current year tax positions	2,188

Balance at December 31, 2010	20,544
Changes related to prior tax positions	(371)
Increases related to current year tax positions	1,219

Balance at December 31, 2011	$21,392

At December 31, 2011 and 2010, the Company had unrecognized tax benefits of approximately $21.4 million and $20.5 million, respectively. The unrecognized tax benefits, if recognized, would not have an impact on our effective tax rate. We do not expect a significant change to our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

We file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Tax years beginning in 1998 through 2011 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our consolidated statement of operations. As of the date of adoption of ASC Topic No. 740 and through December 31, 2011, we did not have any interest or penalties associated with unrecognized tax benefits.

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. We do not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2011, there is a minimal amount of cumulative earnings upon which U.S. income taxes have not been provided.

16.	COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable lease for facilities, which expires in April 2016, with an option to extend the term for an additional five years. Total rent expense was approximately $2.5 million for the year ended December 31, 2011 and $4.1 million for each of the years ended December 31, 2010 and 2009.

The following is a schedule by year of future minimum lease payments of all leases at December 31, 2010 (in thousands):

Year	Operating Leases
2012	$2,904
2013	2,821
2014	2,766
2015	2,370
2016	1,054
2017 and thereafter	256

$12,171

The operating lease for our facility requires a letter of credit secured by a restricted cash balance with our bank. The amount of the letter of credit approximates 6-12 months of operating rent payable to the landlord of the facility and is effective until we reach sustained profitability. At December 31, 2011 and 2010, restricted cash under this letter of credit amounted to $1.4 million.

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

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $42.1 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the remaining $42.1 million in future aggregate milestone payments, $20.0 million in contingent payments would be made by us only if positive Phase 3 data and product approval in the United States is achieved for pirfenidone. We paid $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. Potential future milestone payments of $9.6 million are related to the further development of Actimmune, for which we have no current plans to pursue, and therefore we do not expect to pay these amounts. Included in the $42.1 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche.

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

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. The United States Court of Appeals for the Ninth Circuit heard oral argument in the appeals on November 29, 2011 and, on December 30, 2011, issued a memorandum disposition affirming the judgment of the district court dismissing the complaints. The Court of Appeals’ mandate issued on January 23, 2012. The time for plaintiffs to seek rehearing of the Court of Appeals’ ruling has expired, but the time for plaintiffs to file a petition for certiorari with the United States Supreme Court has not yet expired.

We currently do not know whether the plaintiffs will file a petition for certiorari with the United States Supreme Court. As a result, we do not know if we will have to continue to defend the actions and therefore cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Dr. Harkonen was been named as a defendant in the civil action lawsuits described above, and also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government has indicated that it will pursue a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is underway. Under the terms of the Indemnity Agreement, the Company has an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

17.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with ASC Topic No. 280, previously referred to as SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market Actimmune in the United States for the treatment of chronic granulomatous disease and severe, malignant osteopetrosis and Esbriet in Germany for the treatment of IPF.

Our net revenue by region for the years ended December 31 2011, 2010 and 2009, are as follows (in thousands):

	2011	2010	2009
United States	$19,961	$19,875	$25,231
Europe and other	5,669	239,416	23,469

Totals	$25,630	$259,291	$48,700

Our net long-lived assets by region for the years ended December 31 2011 and 2010, are as follows (in thousands):

	2011	2010
United States	$1,018	$1,246
Europe and other	1,323	—

Totals	$2,341	$1,246

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 38%, 35% and 14%, respectively, of total trade accounts receivable at December 31, 2011, and three customers represented 37%, 33% and 11%, respectively, of total trade accounts receivable at December 31, 2010. No other customer represented more than 10% of accounts receivable at December 31, 2011 or December 31, 2010.

Revenue from customers representing 10% or more of total product revenue during the years ended December 31, 2011, 2010 and 2009 were as follows:

Customer	2011	2010	2009
CuraScript, Inc (formerly Priority Healthcare)	42%	33%	37%
Nova Factor	22%	27%	29%
Caremark	22%	18%	20%

18.	RELATED PARTY TRANSACTIONS

On October 29, 2004 we entered into an Amended and Restated Standstill Agreement with Warburg Pincus Equity Partners, L.P. and certain of its affiliates, collectively Warburg Pincus, that permits Warburg Pincus to acquire up to 25% of our outstanding common stock in the open market. Under this agreement, Warburg Pincus may acquire up to 25% of our outstanding common stock and we have granted Warburg Pincus certain registration rights with respect to its holdings. Jonathan S. Leff, a member of our board of directors, is a managing director of Warburg Pincus LLC and a partner of Warburg Pincus & Co., which are affiliates of Warburg Pincus Equity Partners, L.P. As of December 31, 2011, Warburg Pincus had distributed substantially all of its shares of our common stock and held a minimal amount of our outstanding common stock.

19.	EMPLOYEE SAVINGS PLAN

On May 1, 1999, we adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who fulfill certain length-of-service requirements. Employees may contribute up to the maximum limit imposed by federal tax law. Beginning in 2005, we began matching employee contributions at a rate of 50% of the first $6,000 per employee contributed each year and have since gradually increased the contribution rate to 50% of the first $12,000 per employee contributed each year in 2009. Our total matching contributions were $0.6 million in 2011 and $0.5 million in 2010 and 2009.

20.	GUARANTEES AND INDEMNIFICATIONS

ASC Subtopic No. 460-10, previously FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policies reduce our exposure and may enable us to recover a portion of any future amounts paid. Accordingly, we believe the fair value of these indemnification agreements is minimal. Therefore, we have not recorded any liabilities for these agreements as of December 31, 2011.

21.	QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2011
Revenue, net
Actimmune	$5,052	$4,909	$5,111	$5,151	$20,223
Esbriet	—	—	118	2,660	2,778
Collaboration revenue	1,300	1,329	—	—	2,629

Total revenue, net	6,352	6,238	5,229	7,811	25,630

Cost of goods sold	2,286	3,359	1,068	1,994	8,707
Loss from operations	(30,348)	(38,940)	(36,867)	(42,087)	(148,242)
Net loss	$(32,103)	$(39,894)	$(38,244)	$(44,533)	$(154,774)
Basic and diluted loss per share:
Net loss per share—basic and diluted	$(0.57)	$(0.68)	$(0.63)	$(0.69)	$(2.58)

2010
Revenue, net
Actimmune	$5,264	$5,074	$4,836	$4,866	$20,040
Collaboration revenue	818	818	818	236,797	239,251

Total revenue, net	6,082	5,892	5,654	241,663	259,291

Cost of goods sold	2,643	1,165	1,291	1,238	6,337
(Loss ) income from operations	(32,169)	(23,990)	(22,254)	207,092	128,679
Net (loss) income	$(34,078)	$(25,345)	$(24,284)	$206,081	$122,374
Basic and diluted (loss) income per share:
Net (loss) income per share—basic	$(0.66)	$(0.46)	$(0.44)	$3.74	$2.26
Net (loss) income per share—diluted	$(0.66)	$(0.46)	$(0.44)	$3.34	$2.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has expressed an opinion on the effectiveness of our internal control over financial reporting which is included below.

Changes in Internal Control over Financial Reporting. There have been no changes to our internal controls over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InterMune, Inc.

We have audited InterMune, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InterMune, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, InterMune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterMune, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of InterMune, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 29, 2012

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held at an as yet undetermined date (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Item 1 of this Annual Report. The information required by this Item with respect to Directors, including information with respect to our audit committee financial expert and the identification of our audit committee, is incorporated herein by reference from the information under the caption “Proposal 1—Election of Directors” contained in the Proxy Statement.

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

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report. All other financial statement schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or the notes thereto.

Schedule II

InterMune, Inc.

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2011, 2010 and 2009

(in thousands)

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for cash discounts:
Year ended December 31, 2011	$36	$513	$(507)	$42
Year ended December 31, 2010	$55	$491	$(510)	$36
Year ended December 31, 2009	$58	$507	$(510)	$55

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$—	$14	$—	$14
Year ended December 31, 2010	$—	$—	$—	$—
Year ended December 31, 2009	$—	$—	$—	$—

(3) Exhibits

Number	Description of Document
2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010 (1)

3.1	Amended and Restated Certificate of Incorporation of Registrant. (2)

3.2	Certificate of Ownership and Merger, dated April 26, 2001. (3)

3.3	Amended and Restated Bylaws of Registrant. (4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (5)

Number	Description of Document
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (6)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (7)

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate. (2)

4.3	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (9)

4.4	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (9)

4.5	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (10)

4.6	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.5). (10)

4.7	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee. (11)

4.8	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018). (11)

10.1+	Form of Indemnity Agreement. (2)

10.2+	1999 Equity Incentive Plan and related documents. (2)

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents. (12)

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents. (13)

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents. (13)

10.6	Reserved.

10.7a	Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (8)

10.7b	Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (14)

10.8	Preliminary Stipulation of Settlement Agreement, dated May 6, 2005. (15)

10.9+	Form of Change of Control Provisions for Officers. (16)

10.10	Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation. (17)

10.11	Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc. (17)

10.12	Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc. (17)

10.13	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors. (18)

10.14a	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (19)

10.14b	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (19)

Number	Description of Document
10.14c	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (20)

10.14d	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (20)

10.14e	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (20)

10.15a*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (21)

10.15b	Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (22)

10.15c	Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (23)

10.15d	Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (24)

10.15e*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (25)

10.16a	Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc. (21)

10.16b	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc. (25)

10.17a+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Porter, Ph.D. (26)

10.17b+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Porter, Ph.D. (26)

10.17c+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D. (26)

10.18	Reserved.

10.19+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch. (27)

10.20	Reserved.

10.21a	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (14)

10.21b	Amendment, dated January 19, 2010, to Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (28)

10.22	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (14)

10.23a+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D. (26)

10.23b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D. (26)

10.24a+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D. (26)

Number	Description of Document
10.24b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D. (26)

10.25+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele. (26)

10.26	Reserved

10.27*	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America. (30)

10.28*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation. (25)

10.29a*	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (31)

10.29b*	First Amendment to Exclusive License and Collaboration Agreement effective October 16, 2008 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (32)

10.29c*	Second Amendment to the Exclusive License and Collaboration Agreement, dated as of October 16, 2009, by and between Hoffman-La Roche Inc., F. Hoffmann-La Roche Ltd, and Registrant. (33)

10.29d*	Third Amendment to the Exclusive License and Collaboration Agreement, dated as of April 30, 2010, by and between Hoffman-La Roche Inc., F. Hoffmann-La Roche Ltd, and Registrant. (34)

10.30	Reserved

10.31	Reserved

10.32	Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services. (31)

10.33+	Employment Offer Letter Agreement, dated July 26, 2006, between Registrant and John C. Hodgman. (29)

10.34*	Termination Agreement dated June 6, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (35)

10.35*	Supply Agreement dated June 29, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (35)

10.36	Letter Amendment dated December 19, 2007 to Product Acquisition Agreement dated November 28, 2005 between Registrant and Valeant Pharmaceuticals North America. (13)

10.37*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin. (13)

10.38*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi. (13)

10.39*	License Agreement, dated August 24, 2004, between Registrant and Chiron Corporation. (13)

10.40a*	Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40b*	Amendment No. 1, dated May 8, 2003, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40c*	Amendment No. 2, dated January 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40d*	Amendment No. 3, dated September 10, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

Number	Description of Document
10.40e*	Amendment No. 4, dated December 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40f*	Amendment No. 5, dated June 30, 2005, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40g*	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40h*	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.41*	Letter Agreement, dated March 10, 2005, between Registrant and Array BioPharma Inc. (13)

10.42*	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand. (32)

10.43*	Commercial Manufacturing Agreement, dated September 10, 2009, by and between Registrant and Catalent Pharma Solutions, LLC. (33)

10.44a+	Employment Offer Letter Agreement, dated October 30, 2009, between Registrant and Giacomo di Nepi. (29)

10.44b+	Employment Letter Arrangement, dated December 28, 2010, between Registrant and Giacomo di Nepi. (29)

10.44c+	Employment Contract, dated December 28, 2010, between InterMune Schweiz AG and Giacomo di Nepi. (29)

10.45a+	Employment Offer Letter Agreement, dated May 29, 2003, between Registrant and Scott Seiwert, Ph.D. (29)

10.45b+	Second Amendment to Offer Letter re Severance Pay and Change in Control, dated March 26, 2009, between Registrant and Scott Seiwert, Ph.D. (29)

10.46	Employment Offer Letter Agreement, dated November 11, 2009, between Registrant and Alan H. Cohen, M.D. (29)

10.47	Employment offer letter, dated February 6, 2012, by and between the Registrant and Jonathan A. Leff, M.D. (36)

21.1	List of Subsidiaries. (37)
23.1	Consent of Independent Registered Public Accounting Firm. (37)

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (37)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (37)

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (37)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
†	This certification accompanies the Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 12, 2010.
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
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 24, 2010.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2004.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.
(9)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2011.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.
(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.
(19)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.
(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(25)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 19, 2010.
(29)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(30)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.
(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(34)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(35)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on February 9, 2012.
(37)	Filed herewith.

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

Dated: February 28, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signatures	Title	Date

/s/ DANIEL G. WELCH Daniel G. Welch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ JOHN C. HODGMAN John C. Hodgman	Senior Vice President of Finance Administration and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ BRUCE W. TOMLINSON Bruce W. Tomlinson	Vice President, Controller and Principal Accounting Officer	February 28, 2012

/s/ LOUIS DRAPEAU Louis Drapeau	Director	February 28, 2012

/s/ LARS EKMAN Lars Ekman	Lead Independent Director	February 28, 2012

/s/ JAMES I. HEALY James I. Healy	Director	February 28, 2012

Signatures	Title	Date

/s/ DAVID S. KABAKOFF David S. Kabakoff	Director	February 28, 2012

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	February 28, 2012

/s/ ANGUS C. RUSSELL Angus C. Russell	Director	February 28, 2012

EXHIBIT INDEX

Number	Description of Document
2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010 (1)

3.1	Amended and Restated Certificate of Incorporation of Registrant. (2)

3.2	Certificate of Ownership and Merger, dated April 26, 2001. (3)

3.3	Amended and Restated Bylaws of Registrant. (4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (5)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (6)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (7)

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate. (2)

4.3	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (9)

4.4	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (9)

4.5	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (10)

4.6	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.5). (10)

4.7	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee. (11)

4.8	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018). (11)

10.1+	Form of Indemnity Agreement. (2)

10.2+	1999 Equity Incentive Plan and related documents. (2)

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents. (12)

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents. (13)

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents. (13)

10.6	Reserved.

10.7a	Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (8)

10.7b	Amendment, dated October 29, 2004 to Rights Agreement, dated July 17, 2001, between Registrant and Mellon Investor Services LLC. (14)

10.8	Preliminary Stipulation of Settlement Agreement, dated May 6, 2005. (15)

10.9+	Form of Change of Control Provisions for Officers. (16)

Number	Description of Document
10.10	Assignment and Option Agreement, dated June 23, 2000, between Registrant and Connetics Corporation. (17)

10.11	Consent to Assignment Agreement, dated June 23, 2000, between Registrant, Connetics Corporation and Genentech, Inc. (17)

10.12	Notice re: Return of Rights to Gamma Interferon for Treatment of Infectious Diseases in Japan, dated July 25, 2000, between Registrant and Genentech, Inc. (17)

10.13	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors. (18)

10.14a	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (19)

10.14b	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P. (19)

10.14c	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (20)

10.14d	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (20)

10.14e	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.) (20)

10.15a*	Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (21)

10.15b	Letter Amendment, dated August 1, 2001, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (22)

10.15c	Letter Amendment, dated May 28, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (23)

10.15d	Letter Amendment, dated July 1, 2002, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (24)

10.15e*	Amendment No. 4, dated January 28, 2003, to Development and Marketing Agreement, dated March 23, 2001, between Registrant and Boehringer Ingelheim International GmbH. (25)

10.16a	Amendment No. 5, dated January 25, 2001, to License Agreement, dated May 5, 1998, between Registrant and Genentech, Inc. (21)

10.16b	Amendment No. 6, dated February 27, 2006, to License Agreement dated May 5, 1998, between Registrant and Genentech, Inc. (25)

10.17a+	Employment Offer Letter, dated April 5, 2002, between Registrant and Marianne Porter, Ph.D. (26)

10.17b+	Bonus Plan Memorandum, dated April 18, 2002, from Registrant to Marianne Porter, Ph.D. (26)

10.17c+	Amendment to Offer Letter re Severance Pay and Change in Control, dated August 18, 2004, between Registrant and Marianne Armstrong, Ph.D. (26)

10.18	Reserved.

10.19+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch. (27)

10.20	Reserved.

10.21a	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (14)

Number	Description of Document
10.21b	Amendment, dated January 19, 2010, to Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (28)

10.22	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co. (14)

10.23a+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D. (26)

10.23b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D. (26)

10.24a+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D. (26)

10.24b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D. (26)

10.25+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele. (26)

10.26	Reserved

10.27*	Product Acquisition Agreement, dated November 28, 2005, between Registrant and Valeant Pharmaceuticals North America. (30)

10.28*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation. (25)

10.29a*	Exclusive License and Collaboration Agreement dated October 16, 2006 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (31)

10.29b*	First Amendment to Exclusive License and Collaboration Agreement effective October 16, 2008 between Registrant and Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (32)

10.29c*	Second Amendment to the Exclusive License and Collaboration Agreement, dated as of October 16, 2009, by and between Hoffman-La Roche Inc., F. Hoffmann-La Roche Ltd, and Registrant. (33)

10.29d*	Third Amendment to the Exclusive License and Collaboration Agreement, dated as of April 30, 2010, by and between Hoffman-La Roche Inc., F. Hoffmann-La Roche Ltd, and Registrant. (34)

10.30	Reserved

10.31	Reserved

10.32	Corporate Integrity Agreement between Registrant and the Office of the Inspector General of the United States Department of Health and Human Services. (31)

10.33+	Employment Offer Letter Agreement, dated July 26, 2006, between Registrant and John C. Hodgman. (29)

10.34*	Termination Agreement dated June 6, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (35)

10.35*	Supply Agreement dated June 29, 2007 between Registrant and Boehringer Ingelheim Austria GmbH. (35)

10.36	Letter Amendment dated December 19, 2007 to Product Acquisition Agreement dated November 28, 2005 between Registrant and Valeant Pharmaceuticals North America. (13)

10.37*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin. (13)

10.38*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi. (13)

10.39*	License Agreement, dated August 24, 2004, between Registrant and Chiron Corporation. (13)

10.40a*	Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

Number	Description of Document
10.40b*	Amendment No. 1, dated May 8, 2003, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40c*	Amendment No. 2, dated January 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40d*	Amendment No. 3, dated September 10, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40e*	Amendment No. 4, dated December 7, 2004, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40f*	Amendment No. 5, dated June 30, 2005, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40g*	Amendment No. 6, dated February 3, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.40h*	Amendment No. 7, dated June 28, 2006, to the Drug Discovery Collaboration Agreement, dated September 13, 2002, between Registrant and Array BioPharma Inc. (13)

10.41*	Letter Agreement, dated March 10, 2005, between Registrant and Array BioPharma Inc. (13)

10.42*	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand. (32)

10.43*	Commercial Manufacturing Agreement, dated September 10, 2009, by and between Registrant and Catalent Pharma Solutions, LLC. (33)

10.44a+	Employment Offer Letter Agreement, dated October 30, 2009, between Registrant and Giacomo di Nepi. (29)

10.44b+	Employment Letter Arrangement, dated December 28, 2010, between Registrant and Giacomo di Nepi. (29)

10.44c+	Employment Contract, dated December 28, 2010, between InterMune Schweiz AG and Giacomo di Nepi. (29)

10.45a+	Employment Offer Letter Agreement, dated May 29, 2003, between Registrant and Scott Seiwert, Ph.D. (29)

10.45b+	Second Amendment to Offer Letter re Severance Pay and Change in Control, dated March 26, 2009, between Registrant and Scott Seiwert, Ph.D. (29)

10.46	Employment Offer Letter Agreement, dated November 11, 2009, between Registrant and Alan H. Cohen, M.D. (29)

10.47	Employment offer letter, dated February 6, 2012, by and between the Registrant and Jonathan A. Leff, M.D. (36)

21.1	List of Subsidiaries. (37)

23.1	Consent of Independent Registered Public Accounting Firm. (37)

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (37)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (37)

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (37)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
†	This certification accompanies the Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 12, 2010.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 24, 2010.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2004.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 18, 2001.
(9)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2011.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 4, 2004.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2005.
(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 23, 2000.
(19)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.
(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(25)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 19, 2010.
(29)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(30)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-11397) filed by Valeant Pharmaceuticals International, the parent company of Valeant Pharmaceuticals North America on January 5, 2006.
(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(34)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(35)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on February 9, 2012.
(37)	Filed herewith.

