Form 10-Q
period 2012-03-31
INTERMUNE INC
filed 2012-05-10
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 65,395,541 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$147,680	$177,428
Available-for-sale securities	229,556	247,682
Accounts receivable, net of allowances of $36 and $56 at March 31, 2012 and December 31, 2011, respectively	4,553	3,764
Inventories	8,809	6,220
Prepaid expenses and other current assets	13,976	8,044

Total current assets	404,574	443,138
Property and equipment, net	3,422	2,341
Acquired product rights	19,000	19,250
Other assets (includes restricted cash of $1,683 at March 31, 2012 and $1,427 at December 31, 2011)	7,989	7,894

Total assets	$434,985	$472,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,417	$10,068
Accrued compensation	9,688	9,044
Other accrued liabilities	17,659	14,979

Total current liabilities	37,764	34,091
Convertible notes, noncurrent portion	240,250	240,250
Other long term liabilities	157	114
Commitments and contingencies
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	1,149,964	1,144,947
Accumulated other comprehensive income	1,284	1,025
Accumulated deficit	(994,499)	(947,869)

Total stockholders’ equity	156,814	198,168

Total liabilities and stockholders’ equity	$434,985	$472,623

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands, except per share amounts)
Revenue, net
Actimmune	$4,056	$5,052
Esbriet	4,880	—
Collaboration revenue	—	1,300

Total revenue, net	8,936	6,352
Costs and expenses:
Cost of goods sold	2,886	2,286
Research and development	23,212	16,838
Selling, general and administrative	26,358	17,576

Total costs and expenses	52,456	36,700

Loss from operations	(43,520)	(30,348)
Other income (expense):
Interest income	145	138
Interest expense	(2,205)	(1,787)
Other (expense) income	(985)	(106)

Loss from operations before income taxes	(46,565)	(32,103)
Income tax expense	65	—

Net loss	$(46,630)	$(32,103)

Basic and diluted loss per share
Net loss per share	$(0.72)	$(0.57)

Shares used in computing basic and diluted net loss per share	64,658	56,377

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(46,630)	$(32,103)
Other comprehensive income:
Cumulative foreign currency translation adjustment	252	(31)
Unrealized gain on available-for-sale securities	7	86

Comprehensive loss	$(46,371)	$(32,048)

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(46,630)	$(32,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	682	1,208
Stock-based compensation expense	4,733	5,179
Other	295	(220)
Changes in operating assets and liabilities:
Accounts receivable, net	(789)	(454)
Inventories	(2,589)	(888)
Other assets	(6,231)	(340)
Accounts payable and accrued compensation	993	(1,365)
Other accrued liabilities	2,680	(305)

Net cash used in operating activities	(46,856)	(29,288)

Cash flows from investing activities:
Acquisition of product rights	—	(20,000)
Purchases of property and equipment	(1,309)	(140)
Purchases of available-for-sale securities	(136,995)	(82,571)
Sales of available-for-sale securities	49,530	25,210
Maturities of available-for-sale securities	105,598	37,811

Net cash provided by (used in) investing activities	16,824	(39,690)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock benefit plans	284	8,547

Net cash provided by financing activities	284	8,547

Net decrease in cash and cash equivalents	(29,748)	(60,431)
Cash and cash equivalents at beginning of period	177,428	110,584

Cash and cash equivalents at end of period	$147,680	$50,153

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$—	$44,963

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial, which is expected to be fully enrolled around the end of 2012 with results in the first half of 2014. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. In addition, we currently have rights to one approved and marketed product, Actimmune, which is approved in the United States and numerous other countries for the treatment of chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $8.8 million and $6.2 million at March 31, 2012 and December 31, 2011, respectively, and consisted of $8.4 million of Esbriet and $0.4 million of Actimmune at March 31, 2012.

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

We did not incur any charges for inventory writedowns during the quarter ended March 31, 2012 or the quarter ended March 31, 2011. As of March 31, 2012, we had firm commitments to purchase approximately $2.4 million of Actimmune inventory and approximately $2.4 million of Esbriet inventory.

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

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA or the European Commission (“EC”) for marketing are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, the remaining patent life of the product and our assessment of future sales and profitability of the product, which we currently estimate to be 20 years for Esbriet. We assess this estimate regularly during the amortization period and adjust the asset value and/or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA or EC for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs.

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

Our European revenue from sales of Esbriet began in September 2011 and through March 31, 2012, has primarily been limited to revenue derived from sales in Germany. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Pursuant to German Medicinal Products Law, a customer has no right to return the product; therefore we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations.

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

The shares excluded were as follows (in thousands):

	As of March 31,
	2012	2011
Options	4,452	4,872
Shares issuable upon conversion of convertible notes	9,384	4,502

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net loss	$(46,630)	$(32,103)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	65,246	57,419
Less: weighted-average shares subject to restrictions	(588)	(1,042)

Weighted-average shares used in computing basic and diluted net loss per share	64,658	56,377

Basic and diluted net loss per share	$(0.72)	$(0.57)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$1,306	$2,092
Cost of goods sold	53	—
General and administrative	3,375	3,087

Total stock-based compensation expense	$4,733	$5,179

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We retrospectively adopted ASU No. 2011-05 on January 1, 2012. The adoption of this new guidance did not have an effect on our condensed consolidated balance sheets, statement of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC No. 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied. We prospectively adopted ASU No. 2011-04 on January 1, 2012. The adoption of this new guidance did not have an effect on our condensed consolidated balance sheets, statement of operations or cash flows.

3.	FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.9 million and $0.7 million, respectively) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$1,962	$—	$—	$1,962
Obligations of government-sponsored enterprises	—	174,432	—	174,432
Corporate debt securities	—	21,396	—	21,396
Commercial paper	—	42,728	—	42,728

Total	$1,962	$238,556	$—	$240,518

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$82,693	$—	$—	$82,693
Obligations of government-sponsored enterprises	—	140,887	—	140,887
Corporate debt securities	—	31,815	—	31,815
Commercial paper	—	36,985	—	36,985
Municipal bond	—	4,510	—	4,510

Total	$82,693	$214,197	$—	$296,890

The fair value of Level 1 assets have been determined using quoted prices in active markets for identical assets or liabilities.

To estimate the fair value of Level 2 debt securities as of March 31, 2012 and December 31, 2011, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, they performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

As of March 31, 2012 and December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (bonds), U.S. government sponsored enterprises, municipal obligations and corporate bonds consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of March 31, 2012 and December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents, commercial paper and corporate debt securities, consisted of dynamic and static security characteristics information obtained from several independent security characteristic sources. The dynamic inputs such as credit rating, factor and variable-rate, were updated daily. The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs.

The fair value of our long-term convertible debt is based on quoted prices for those instruments using readily available market information. As of March 31, 2012, the fair value of our $155.3 million 2.5% convertible senior notes due 2018 (“2018 Notes”) was $138.4 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 (“2015 Notes”) was $102.6 million. The fair value of our $155.3 million 2.5% convertible senior notes due 2018 (“2018 Notes”) was $112.6 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 (“2015 Notes”) was $84.1 million at December 31, 2011.

4.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of March 31, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Obligations of government-sponsored enterprises	$174,434	$26	$(28)	$174,432
Money market funds	1,962	—	—	1,962
Commercial paper	42,726	2	—	42,728
Corporate debt securities	21,322	75	(1)	21,396

Total	$240,444	$103	$(29)	$240,518

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of government-sponsored enterprises	$140,848	$48	$(9)	$140,887
Money market funds	82,693	—	—	82,693
Commercial paper	36,983	2	—	36,985
Corporate debt securities	31,788	35	(8)	31,815
Municipal bond	4,510	—	—	4,510

Total	$296,822	$85	$(17)	$296,890

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three-months ended March 31, 2012 and 2011. Realized gains were calculated based on the specific identification method and were not material for each of the three-months ended March 31, 2012 and March 31, 2011. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at March 31, 2012 by contractual maturity (in thousands):

	March 31, 2012
	Amortized Cost	Fair Value
Mature in less than one year	$197,980	$198,019
Mature in one to three years	42,464	42,499
Mature in over three years	—	—

Total	$240,444	$240,518

5.	DERIVATIVE INSTRUMENTS

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

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net losses from entering into derivative financial instruments not designated as hedges in the first quarter of 2012 was approximately $0.3 million. The notional value of our outstanding currency hedges at March 31, 2012 was approximately 7.0 million euros and the fair value of these outstanding derivatives at March 31, 2012 was zero.

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

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights (excluding Japan, Korea and Taiwan) to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet of twenty years and we incurred approximately $0.2 million of amortization expense in the first quarter of 2012. Amortization expense for each of the next five years is expected to be $1.0 million per year. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi & Company LTD (“Shionogi”). Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

The following table reflects our acquired product rights under these agreements (in thousands):

	March 31, 2012	December 31, 2011
Gross carrying amount	$20,000	$20,000
Accumulated amortization	1,000	750

Net carrying amount	$19,000	$19,250

7.	COMMITMENTS AND CONTINGENCIES

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

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. The United States Court of Appeals for the Ninth Circuit heard oral argument in the appeals on November 29, 2011 and, on December 30, 2011, issued a memorandum disposition affirming the judgment of the district court dismissing the complaints. The Court of Appeals’ mandate issued on January 23, 2012. The time for plaintiffs to seek rehearing of the Court of Appeals’ ruling and the time for plaintiffs to file a petition for certiorari with the United States Supreme Court have both expired.

As a result, we no longer have any obligations to continue to defend the actions and therefore do not expect to incur a loss associated with these lawsuits.

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

Dr. Harkonen was named as a defendant in the civil action lawsuits described above, and also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government has indicated that it will pursue a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is underway. Under the terms of the Indemnity Agreement, the Company has an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

Shionogi

In March 2012, following discussions between Shionogi and us, Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet® in Europe, based on Shionogi’s interpretation of a clinical data license agreement between the parties. We disagree that we owe any such royalties and intend to defend our position vigorously, including in any litigation that Shionogi may bring.

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

Our net revenue by region for the three-months ended March 31, 2012 and 2011, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$4,034	$4,931
Europe and other	4,902	1,421

Total net revenue	$8,936	$6,352

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 22% and 16%, respectively, of total trade accounts receivable at March 31, 2012, and two customers represented 22% and 20%, respectively, of total accounts receivable at December 31, 2011. No other customer represented more than 10% of accounts receivable at March 31, 2012 or December 31, 2011.

Revenue from customers representing 10% or more of total product revenue during the three month periods ended March 31, 2012 and 2011, was as follows:

	Three Months Ended March 31,
Customer	2012	2011
CuraScript, Inc.	16%	29%
Caremark	15%	17%
Nova Factor	8%	21%
McKesson	—%	15%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	the ability to achieve certain pricing and reimbursement levels for our product in various countries in the European Union and elsewhere;

•	timing and expectations of the timing of enrollment in our ASCEND clinical trial, expected enrollment completion dates and announcement of clinical results from our ASCEND clinical trial;

•	timing and expectations of when our products or product candidates may be marketed;

•	opportunities to establish development or commercial alliances;

•	commercial launch preparations, including the timing of launches in the various European Union jurisdictions and the implementation of the infrastructure required for the commercial launches;

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Pirfenidone (Esbriet ® )

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and we are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the fourth quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and launch Esbriet as soon as practicable thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Denmark, Norway and Luxembourg in the first half of 2012, and in Austria, Belgium, the Netherlands, Finland, Ireland and Sweden in the second half of 2012.

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

In 2011, we initiated an additional Phase 3 clinical study to evaluate pirfenidone in IPF known as ASCEND in an effort to support approval of pirfenidone for the treatment IPF in the United States. In April 2012, we revised the timeline for our expected completion of clinical enrollment from the end of the second quarter of 2012 to the end of 2012. As a result of the later projected date for completion of enrollment, we now expect to report data from the ASCEND trial in the first half of 2014.

Results of Operations

Revenue

Total revenue was $8.9 million and $6.4 million for the three-month periods ended March 31, 2012 and 2011, respectively, representing an increase of 39%. This increase was attributable to sales of Esbriet of $4.9 million, primarily in Germany, following the launch in that country in September 2011. This increase was offset by a decrease in sales of Actimmune of approximately $1.0 million, or 20%. A significant portion of these sales were derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF.

Cost of goods sold

Cost of goods sold included product manufacturing costs, royalties, distribution costs, inventory write-downs and amortization of acquired product rights. Cost of goods sold were $2.9 million and $2.3 million for the three-month periods ended March 31, 2012 and 2011, respectively. Gross margin for our products was 68% and 55% for these periods in 2012 and 2011, respectively. The improvement in gross margin reflects Esbriet sales in 2012, a higher margin product than Actimmune.

Research and development expenses

Research and development expenses were $23.2 million and $16.8 million for the three-month periods ended March 31, 2012 and 2011, respectively, representing an increase of $6.4 million, or 38%. The increase primarily reflects the commencement of the ASCEND trial in July 2011, our additional pivotal Phase 3 clinical study of pirfenidone in IPF.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs-Non specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs and $1.3 million and $2.1 million of stock-based compensation in 2012 and 2011, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of March 31, 2012:

	Preclinical	Phase I	Phase II	Phase III

Pulmonology
Pirfenidone—Idiopathic pulmonary fibrosis				X	*

Hepatology**
Next generation protease inhibitors	X
NS5A inhibitors	X

Our development program expenses for the three-month periods ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
Development Program	2012	2011
Pulmonology	$18,025	$9,554
Hepatology**	—	1,511
Programs — Non-specific	5,187	5,773

Total	$23,212	$16,838

*	Granted marketing authorization for Esbriet in the European Union effective February 2011.
**	No further investments in hepatology are planned.

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

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs. In addition, due to these same factors and others, we are unable to reasonably estimate the efforts needed and, therefore, the costs we will incur to complete any of our projects or the estimated time to complete such projects. We are also unable to provide costs incurred for specific research and development projects within each major development program as well as the cumulative costs incurred to date given that we do not maintain specific financial records to this level of detail. However, a substantial majority of our resources have been invested in our pirfenidone project and, prior to our divesture, former danoprevir project in order to advance them into Phase 3 and Phase 2 clinical development, respectively. The remaining projects within our hepatology research programs are dormant and no longer receive any funding.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $26.4 million for the three-month period ended March 31, 2012 and $17.6 million for the same period in 2011, an increase of $8.8 million, or 50%. The increased spending for the first quarter of 2012 compared with the same period in 2011 is attributed to the creation of our European infrastructure and investments in the pre-launch and launch of Esbriet in Europe, including but not limited to additional headcount.

Interest income

Interest income was $0.1 million for each of the three-month periods ended March 31, 2012 and March 31, 2011, reflecting modest yields on our cash and short-term investments resulting from our conservative investment portfolio.

Interest expense

Interest expense increased to $2.2 million in the three-month period ended March 31, 2012, compared with $1.8 million for the three-month period ended March 31, 2011. This increase is the result of our issuance in September 2011 of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018.

Liquidity and Capital Resources

At March 31, 2012, we had available cash, cash equivalents and available-for-sale securities of $377.2 million compared to $425.1 million at December 31, 2011. The decrease of $47.9 million was primarily driven by the use of cash for our operations. In September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018. The aggregate net proceeds from these concurrent offerings were approximately $255.0 million. The proceeds from these offerings are being used in the commercial launch of Esbriet in the EU, conducting our ASCEND trial as well as for general corporate purposes. We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2012 are sufficient to fund our operations, as currently contemplated, for at least the next 12 months. Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we could have balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or if we become subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third party financial institution accounts.

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

Operating Activities

Cash used in operating activities was $46.9 million during the three-month period ended March 31, 2012, comprised primarily of a net loss of $47.5 million and an increase in other assets of $6.2 million, primarily consisting of reimbursable VAT payments made upon importation of inventory into the European Union. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $16.8 million during the three-month period ended March 31, 2012, comprised primarily of sales and maturities of available-for-sale securities of $155.1 million, partially offset by purchases of $137.0 million of available-for-sale securities.

Financing Activities

Cash provided by financing activities of $0.3 million for the three-month period ended March 31, 2012 was due to the exercise of stock options by our employees.

We expect to incur net losses in the near term as we continue our preparations for the commercial launch of and commercially launch Esbriet in other countries in the European Union, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet and Actimmune will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We retrospectively adopted ASU No. 2011-05 on January 1, 2012. The adoption of this new guidance did not have an effect on our condensed consolidated balance sheets, statement of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC No. 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied. We prospectively adopted ASU No. 2011-04 on January 1, 2012. The adoption of this new guidance did not have an effect on our condensed consolidated balance sheets, statement of operations or cash flows.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2012 by effective maturity (in millions, except percentages):

	2012	2013	2014	2015	2016 and Beyond	Total	Fair Value at March 31, 2012
Assets:
Available-for-sale securities	$160.5	$79.8	—	—	—	$240.3	$240.5
Average interest rate	0.3%	0.4%	—	—	—	0.3%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	—	$85.0	—	$85.0	$102.6
Average interest rate	—	—	—	5.0%	—	5.0%	—
2.5% convertible senior notes due 2018	—	—	—	—	$155.3	$155.3	$138.4
Average interest rate	—	—	—	—	2.5%	2.5%	—

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

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

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

Management assessed our internal control over financial reporting as of March 31, 2012, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 1, 2010, after two rounds of motions to dismiss, the Court granted defendants’ third motions to dismiss, dismissing all remaining claims in all consolidated cases with prejudice and entered judgment accordingly. On October 1, 2010, the remaining plaintiffs in all cases filed notices of appeal, appealing the judgment to the United States Court of Appeals for the Ninth Circuit. The United States Court of Appeals for the Ninth Circuit heard oral argument in the appeals on November 29, 2011 and, on December 30, 2011, issued a memorandum disposition affirming the judgment of the district court dismissing the complaints. The Court of Appeals’ mandate issued on January 23, 2012. The time for plaintiffs to seek rehearing of the Court of Appeals’ ruling and the time for plaintiffs to file a petition for certiorari with the United States Supreme Court have both expired.

As a result, we no longer have any obligations to continue to defend the actions and therefore do not expect to incur a loss associated with these lawsuits.

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

Dr. Harkonen was named as a defendant in the civil action lawsuits described above, and also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by the Company (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government has indicated that it will pursue a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is underway. Under the terms of the Indemnity Agreement, the Company has an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

Shionogi

In March 2012, following discussions between Shionogi and us, Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet® in Europe, based on Shionogi’s interpretation of a clinical data license agreement between the parties. We disagree that we owe any such royalties and intend to defend our position vigorously, including in any litigation that Shionogi may bring.

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

We commenced operations in 1998 and have incurred significant losses to date. Prior to launching commercial sales of Esbriet in Germany in September 2011, our revenue was limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. In March 2007, we discontinued our development of Actimmune for treatment of IPF. In October 2010, we sold to Roche all of our worldwide rights to danoprevir for $175.0 million in cash, and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF in Europe and the United States. In March 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the EU for the treatment of adults with mild to moderate IPF and we subsequently launched commercial sales of Esbriet in Germany in September 2011; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the fourth quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and launch Esbriet as soon as practicable thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Denmark, Norway and Luxembourg in the first half of 2012, and in Austria, Belgium, the Netherlands, Finland, Ireland and Sweden in the second half of 2012. Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on building a commercial operation in Europe to successfully commercialize Esbriet in the EU, obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States, and, if approved by the FDA, successfully commercializing pirfenidone in the United States.

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

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we continue our commercialization efforts in Germany, continue our preparations for the commercial launch of Esbriet in other countries in the EU, conduct our Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

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

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States and initiated an additional Phase 3 clinical trial known as the “ASCEND” trial during the second quarter of 2011. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with a forced vital capacity, or FVC, primary endpoint. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 week) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Consistent with our prior interactions with the FDA in connection with our CAPACITY clinical trials, the FDA indicated a preference for a mortality endpoint.

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

We have currently priced Esbriet in Germany, Austria and Norway and have developed estimates of anticipated pricing in other countries in the EU. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. While the current price of Esbriet remains in effect during the pricing review period, the G-BA may lower its reimbursement guidelines with respect to Esbriet as early as September 2012 necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

In addition, in April 2012, the Transparency Commission of the French National Health Authority, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, issued a favorable opinion for the reimbursement of Esbriet® by French National Health Insurance. The Transparency Commission noted that no other treatment provided evidence of a clinical benefit in IPF and considering all available information, Esbriet was granted an Amélioration du Service Medical Rendu (ASMR) rating of level IV. ASMR is a rating of added clinical value in comparison with existing therapies. The Transparency Commission focused on the risk/benefit ratio for assessing the actual medical benefit, and rated it as “Low.” An unfavorable outcome following the pricing review period in Germany or in other EU countries may result in lower than expected pricing and reimbursement guidelines in Germany or other countries in the EU, which would adversely impact the anticipated revenue from Esbriet in the EU.

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

In March 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. In September 2011, we launched commercial sales of Esbriet in Germany. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the fourth quarter of 2012 and launch in those countries as soon as possible after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013 and launch Esbriet as soon as possible thereafter. In addition to launches in the so called “Top 5” EU countries, we expect to launch Esbriet in Denmark, Norway and Luxembourg in the first half of 2012, and in Austria, Belgium, the Netherlands, Finland, Ireland and Sweden in the second half of 2012. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to expand the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, if following the pricing review period Germany’s G-BA lowers its reimbursement guidelines with respect to Esbriet, it may necessitate that we lower our pricing of Esbriet, which would also negatively impact revenue from Esbriet in Germany. Although we cannot predict the full effects on our business of the implementation of the healthcare reform bill in the United States, it is possible that this legislation or other similar legislation will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Actimmune, Esbriet, if approved for use in the United States, or any other products that we may develop in the future, which would reduce our revenue and potential profitability.

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

If the specialty pharmacies and distributors that we rely upon to sell Actimmune fail to perform, our business may be adversely affected.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment is ongoing. Furthermore, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Stromedix (currently in the process of being acquired by Biogen Idec). Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

In particular, we have experienced a delay in the completion of our enrollment in our ASCEND clinical trial resulting from lower than anticipated patient enrollment. Our development costs will increase if we have material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than as may be initially planned for future product candidates. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

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

If we breach our agreement with Shionogi, we may lose our ability to develop and commercialize pirfenidone in other jurisdictions. In addition, Shionogi has demanded that it is entitled to royalty payments on our sales of Esbriet.

In February 2010, we entered into an agreement with Shionogi that gives us an option to exercise a license for access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. We did not use SP3 patient level data as pivotal study data in our recently approved MAA or in any other submissions in connection with review of the MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our U.S. NDA or in any other submissions in connection with review of the U.S. NDA. However, going forward, we may elect to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions. Should we breach our agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions. In addition, in March 2012, following discussions with Shionogi, Shionogi demanded that we agree that it is entitled to royalty payments on our sales of Esbriet in Europe, based on Shionogi’s interpretation of a clinical data license agreement. While we disagree that we owe any such royalties and intend to defend our position vigorously, including in any litigation that Shionogi may bring, an unfavorable outcome in any negotiations or proceedings with Shionogi could require that we pay royalties or make other payments to Shionogi.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $994.5 million at March 31, 2012. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. To date, we have generated revenue primarily through the sale of Actimmune. However, Actimmune sales have decreased in recent periods and we expect this trend to continue into the future. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

As of March 31, 2012, we had 206 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have, a significant amount of indebtedness. As of March 31, 2012, we had $85.0 million of outstanding indebtedness under our 2015 Notes and $155.3 million indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of March 31, 2012, our annual debt service obligation on our 2015 and 2018 Notes was $8.1 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our outstanding notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the affected notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under the company’s other notes and indebtedness. Any default under our notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

We have filed registration statements covering the approximately 8.2 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of March 31, 2012.

As of March 31, 2012, we had an aggregate of approximately 17.1 million shares of common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. The issuance of these unreserved shares in connection with acquisitions or otherwise, as well as any shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by the our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended March 31, 2012, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $51.08 in April 2011 to a low of $10.99 in December 2011. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)

10.1	Employment offer letter, dated February 6, 2012, by and between InterMune, Inc. and Jonathan A. Leff, M.D.(7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(8)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(8)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on February 9, 2012.
(8)	Filed herewith.
*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ Bruce Tomlinson
Bruce Tomlinson
Vice President, Controller and Principal Accounting Officer

Date: May 8, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)

10.1	Employment offer letter, dated February 6, 2012, by and between InterMune, Inc. and Jonathan A. Leff, M.D.(7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(7)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(7)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on February 9, 2012.
(8)	Filed herewith.
*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.