Form 10-Q
period 2012-06-30
INTERMUNE INC
filed 2012-08-08
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 65,739,097 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,339	$177,428
Available-for-sale securities	258,390	247,682
Accounts receivable, net of allowances of $20 and $56 at June 30, 2012 and December 31, 2011, respectively	4,702	3,764
Inventories	9,152	6,220
Prepaid expenses and other current assets	6,064	8,044

Total current assets	413,647	443,138
Property and equipment, net	4,118	2,341
Acquired product rights	18,750	19,250
Other assets (includes restricted cash of $1,674 at June 30, 2012 and $1,427 at December 31, 2011)	7,588	7,894

Total assets	$444,103	$472,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,282	$10,068
Accrued compensation	7,577	9,044
Other accrued liabilities	21,217	14,979

Total current liabilities	41,076	34,091
Convertible notes	240,250	240,250
Other long term liabilities	185	114
Commitments and contingencies
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	1,155,311	1,144,947
Accumulated other comprehensive income	1,221	1,025
Accumulated deficit	(994,006)	(947,869)

Total stockholders’ equity	162,592	198,168

Total liabilities and stockholders’ equity	$444,103	$472,623

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited, in thousands, except per share data)
Revenue, net
Esbriet®	$5,538	$—	$10,418	$—
Collaboration revenue	—	1,329	—	2,629

Total revenue, net	5,538	1,329	10,418	2,629
Costs and expenses:
Cost of goods sold	3,323	—	4,183	—
Research and development	25,166	20,084	48,378	36,922
Selling, general and administrative	25,642	21,638	51,926	39,009

Total costs and expenses	54,131	41,722	104,487	75,931
Loss from operations	(48,593)	(40,393)	(94,069)	(73,302)
Other income (expense):
Interest income	159	121	304	259
Interest expense	(2,237)	(1,086)	(4,442)	(2,873)
Other income (expense)	(139)	11	(1,124)	(95)

Loss from operations before income taxes	(50,810)	(41,347)	(99,331)	(76,011)
Income tax expense	69	—	134	—

Loss from continuing operations	(50,879)	(41,347)	(99,465)	(76,011)
Discontinued operations:
Income from discontinued operations	37	1,453	1,993	4,014
Gain on sale of discontinued operations	51,335	—	51,335	—

Income from discontinued operations	51,372	1,453	53,328	4,014

Net income (loss)	$493	$(39,894)	$(46,137)	$(71,997)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.78)	$(0.70)	$(1.53)	$(1.32)
Discontinued operations	$0.79	$0.02	$0.82	$0.07

	$0.01	$(0.68)	$(0.71)	$(1.25)

Shares used in computing basic net income (loss) per share	64,943	58,924	64,858	57,657

Shares used in computing diluted net income (loss) per share	65,193	58,924	64,858	57,657

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$493	$(39,894)	$(46,137)	$(71,997)
Other comprehensive income:
Cumulative foreign currency translation adjustment	(33)	(20)	219	(51)
Unrealized gain (loss) on available-for-sale securities	(30)	28	(23)	114

Comprehensive income (loss)	$430	$(39,886)	$(45,941)	$(71,934)

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(46,137)	$(71,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(51,335)	—
Amortization and depreciation	1,401	1,727
Stock-based compensation expense	9,103	8,949
Net realized gains on sales of available for sale securities	—	(15)
Other	290	(260)
Changes in operating assets and liabilities:
Accounts receivable, net	(938)	42
Inventories	(4,661)	(3,790)
Other assets	1,878	(1,878)
Accounts payable and accrued compensation	747	3,541
Other accrued liabilities	4,302	1,344

Net cash used in operating activities	(85,350)	(62,337)

Cash flows from investing activities:
Proceeds from the divestiture of Actimmune	55,000	—
Acquisition of product rights	—	(20,000)
Purchases of property and equipment	(2,270)	(321)
Purchases of available-for-sale securities	(240,345)	(143,246)
Sales of available-for-sale securities	84,533	37,937
Maturities of available-for-sale securities	145,081	106,684

Net cash provided by (used in) investing activities	41,999	(18,946)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock benefit plans	1,262	33,194

Net cash provided by financing activities	1,262	33,194

Net decrease in cash and cash equivalents	(42,089)	(48,089)
Cash and cash equivalents at beginning of period	177,428	110,584

Cash and cash equivalents at end of period	$135,339	$62,495

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$—	$44,963

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

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the tradename Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented.

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

Principles of consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiaries, InterMune Holdings Ltd. and InterMune UK & I Ltd., along with our other subsidiaries located in Canada, the United Kingdom, Germany, France, Switzerland, Spain, Italy, the Netherlands, Sweden and Austria. All inter-company balances and transactions have been eliminated.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $9.2 million and $6.2 million at June 30, 2012 and December 31, 2011, respectively, and consisted solely of Esbriet at June 30, 2012.

Because of the long lead times required to manufacture Esbriet, we enter into purchase obligations to satisfy our estimated inventory requirements. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current as well as committed purchases. We are also required to make judgments as to the expiration dates since the products are not usable beyond their expiration date. As part of our excess inventory assessment for Esbriet, we also consider the expiration dates of future manufactured quantities under these purchase obligations.

We incurred approximately $0.2 million for inventory writedowns during the quarter ended June 30, 2012. As of June 30, 2012, we had firm commitments to purchase approximately $0.6 million of Esbriet inventory.

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

Our European revenue from sales of Esbriet began in September 2011 and through June 30, 2012, has primarily been limited to revenue derived from sales in Germany. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Pursuant to German Medicinal Products Law, a customer has no right to return the product; therefore we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations.

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

In December 2010, we entered into a new agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of Hepatitis C virus. Under terms of the agreement, Roche funded all research costs related to the programs for the period from July 1, 2010 through June 30, 2011, the effective term of the research program. During 2011, we received $2.6 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue. We will also be entitled to receive certain milestones and royalties in connection with the continued development and commercialization by Roche of any licensed compounds resulting from the research program.

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

The shares excluded were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options	3,294	3,935	5,283	3,935
Shares issuable upon conversion of convertible notes	9,384	4,502	9,384	4,502

The following table is a reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share attributable to our common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Denominator:
Weighted-average shares of common stock outstanding	65,468	59,889	65,357	58,660
Less: weighted-average shares subject to repurchase	(525)	(965)	(499)	(1,003)

Weighted-average shares used in computing net income (loss) per share – basic	64,943	58,924	64,858	57,657

Effect of dilutive securities (stock options, treasury stock method)	250	—	—	—

Weighted-average shares used in computing net income (loss) per share – diluted	65,193	58,924	64,858	57,657

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$54	$—	$107	$—
Research and development	1,135	1,008	2,440	3,100
Selling, general and administrative	3,181	2,762	6,556	5,849

Total stock-based compensation expense	$4,370	$3,770	$9,103	$8,949

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

3.	DISCONTINUED OPERATIONS

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the tradename Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing (the transaction is referred to herein as the “Asset Sale”). The Asset Sale was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, by and among InterMune and Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company, as amended on June 18, 2012. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Actimmune revenue, net	$2,571	$4,909	$6,627	$9,961
Costs and expenses:
Cost of goods sold	2,448	3,359	4,474	5,645
General and administrative	86	97	160	302

Total costs and expenses	2,534	3,456	4,634	5,947

Income from discontinued operations	$37	$1,453	$1,993	$4,014

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations is calculated as follows (in thousands):

Cash proceeds received from sale	$55,000
Less Actimmune assets sold:
Inventories, net	(1,729)
Less direct transaction costs:
Legal and financial	(1,936)

Gain	$51,335

4.	FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.5 million and $0.7 million, respectively) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$47,026	$—	$—	$47,026
Obligations of government-sponsored enterprises	—	151,428	—	151,428
Corporate debt securities	—	32,223	—	32,223
Commercial paper	—	55,934	—	55,934

Total	$47,026	$239,585	$—	$286,611

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$82,693	$—	$—	$82,693
Obligations of government-sponsored enterprises	—	140,887	—	140,887
Corporate debt securities	—	31,815	—	31,815
Commercial paper	—	36,985	—	36,985
Municipal bond	—	4,510	—	4,510

Total	$82,693	$214,197	$—	$296,890

The fair value of Level 1 assets have been determined using quoted prices in active markets for identical assets or liabilities.

To estimate the fair value of Level 2 debt securities as of June 30, 2012 and December 31, 2011, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, they performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

As of June 30, 2012 and December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (bonds), U.S. government sponsored enterprises, municipal obligations and corporate bonds consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of June 30, 2012 and December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents, commercial paper and corporate debt securities, consisted of dynamic and static security characteristics information obtained from several independent security characteristic sources. The dynamic inputs such as credit rating, factor and variable-rate, were updated daily. The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs.

The fair value of our long-term convertible debt is based on quoted prices for those instruments using readily available market information. As of June 30, 2012, the fair value of our $155.3 million 2.5% convertible senior notes due 2018 (“2018 Notes”) was $125.0 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 (“2015 Notes”) was $92.0 million. As of December 31, 2011, the fair value of our 2018 Notes was $112.6 million and the fair value of our 2015 Notes was $84.1 million.

5.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of government-sponsored enterprises	$151,442	$18	$(32)	$151,428
Money market funds	47,026	—	—	47,026
Commercial paper	55,931	3	—	55,934
Corporate debt securities	32,168	58	(3)	32,223

Total	$286,567	$79	$(35)	$286,611

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of government-sponsored enterprises	$140,848	$48	$(9)	$140,887
Money market funds	82,693	—	—	82,693
Commercial paper	36,983	2	—	36,985
Corporate debt securities	31,788	35	(8)	31,815
Municipal bond	4,510	—	—	4,510

Total	$296,822	$85	$(17)	$296,890

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three- and six-months ended June 30, 2012 and 2011. Realized gains were calculated based on the specific identification method and were not material for each of the three- and six-month periods ended June 30, 2012 and June 30, 2011. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 2012 by contractual maturity (in thousands):

	June 30, 2012
	Amortized Cost	Fair Value
Mature in less than one year	$241,665	$241,697
Mature in one to three years	44,902	44,914
Mature in over three years	—	—

Total	$286,567	$286,611

6.	DERIVATIVE INSTRUMENTS

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

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net gains from entering into derivative financial instruments not designated as hedges in the first six months of 2012 was approximately $0.2 million. The notional value of our outstanding currency hedges at June 30, 2012 was approximately 13.0 million euros and the fair value of these outstanding derivatives at June 30, 2012 was zero.

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. We do not generally require collateral to be pledged under these agreements. Management does not expect material losses as a result of defaults by counterparties.

7.	ACQUIRED PRODUCT RIGHTS

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights (excluding Japan, Korea and Taiwan) to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet of twenty years and we incurred approximately $0.5 million of amortization expense in the first six months of 2012. Amortization expense for each of the next five years is expected to be $1.0 million per year. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi & Company LTD (“Shionogi”). Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

The following table reflects our acquired product rights under these agreements (in thousands):

	June 30, 2012	December 31, 2011
Gross carrying amount	$20,000	$20,000
Accumulated amortization	1,250	750

Net carrying amount	$18,750	$19,250

8.	COMMITMENTS AND CONTINGENCIES

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $32.5 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the remaining $32.5 million in future aggregate milestone payments, $20.0 million in contingent payments would be made by us only if positive Phase 3 data and product approval in the United States is achieved for pirfenidone. Included in the $32.5 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche.

Indemnity Agreement

On or about March 22, 2000, we entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates us to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to our indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates us to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government has indicated that it will pursue a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is underway. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

Prior to December 2008, insurers that issued directors & officers (“D&O”) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (“AIG”), Underwriters at Lloyd’s, London (“Lloyd’s”), and Continental Casualty Company (“CNA”). On November 19, 2008, however, the insurer that issued a $5 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (“Arch”), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaim[ed] coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and that, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action.

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company had, as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the civil action lawsuits and Criminal Action.

On January 13, 2009, we submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration sought an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and the Criminal Action, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation.

The matter was heard by the arbitration panel and on May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting our request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action. Arch subsequently advanced such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. At this time, we believe no change to the status of the interim Arbitration Award or to the application of the D&O liability insurance in general has occurred due to the trial court judgment, and, therefore, we have not recorded any accrued liabilities associated with this matter.

In late 2009, Arch advised us that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage for the excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and we submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse us for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised us that Dr. Harkonen’s defense fees and costs had exhausted the $5 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s continuing defense. Defense fees and costs incurred over and above this final $5 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by us pursuant to the terms of the Indemnity Agreement. We expect amounts to be paid by us to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

Shionogi

In March 2012, following discussions between Shionogi & Co., Ltd (“Shionogi”) and us, Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our net sales of pirfenidone (Esbriet®) in Europe, based on Shionogi’s interpretation of our May 2004 agreement with Shionogi (as amended). On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleges principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleges that we breached the agreement by utilizing certain of Shionogi’s information in our Marketing Authorization Application and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. In the alternative, the complaint alleges that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi is seeking, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. While we strongly disagree that we owe any such royalties and intend to defend our position vigorously, an unfavorable outcome in the litigation with Shionogi could require that we pay royalties or make other payments to Shionogi.

9.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with ASC Topic No. 280, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market and sell Esbriet in Europe for the treatment of IPF, of which substantially all revenue is derived from Germany since the initial launch in September 2011. Revenue from sales of Actimmune has been reclassified to discontinued operations for all periods presented and therefore is not included in the figures below. See also note 3.

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. One customer represented approximately 26% and 12% of total trade accounts receivable at June 30, 2012 and December 31, 2011, respectively. No other customer represented more than 10% of accounts receivable at June 30, 2012 or December 31, 2011.

Revenue from customers representing 10% or more of total product revenue during the six month periods ended June 30, 2012 and 2011, was as follows:

	Six Months Ended June 30,
Customer	2012	2011
Phoenix Pharmahandel GmbH & Co.	25%	—%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

our expectations regarding the complaint Shionogi filed against us alleging principally that we breached our agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone;

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the tradename Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. Such divestiture was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, that we entered into with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented.

Pirfenidone (Esbriet®)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®. In addition, in the first half of 2012, we launched Esbriet® in Austria, Denmark, Norway and Luxembourg, and we are continuing to prepare for the commercial launch of Esbriet® in other countries in Europe. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the fourth quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in in Belgium, the Netherlands, Finland, and Sweden in the second half of 2012 and in Ireland in the first quarter of 2013.

To support our commercialization efforts of Esbriet in Europe, we are currently investing in the establishment of a commercial infrastructure within the EU, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the European Union through 2030.

In 2011, we initiated an additional Phase 3 clinical study to evaluate pirfenidone in IPF known as ASCEND in an effort to support approval of pirfenidone for the treatment IPF in the United States. In April 2012, we revised the timeline for our expected completion of clinical enrollment from the end of the second quarter of 2012 to around the end of 2012. As a result of the later projected date for completion of enrollment, we now expect to report data from the ASCEND trial in the first half of 2014.

Results of Operations

Revenue

Total revenue was $5.5 million and $1.3 million for the three-month periods ended June 30, 2012 and 2011, respectively, representing an increase of 317%. For the six-month periods ended June 30, 2012 and 2011, total revenue was $10.4 million and $2.6 million, respectively, representing an increase of 296%. Revenue for the three- and six-months ended June 30, 2012 consists solely of Esbriet product sales, primarily in Germany, following the launch in that country in September 2011. Revenue for the three- and six-month periods ended June 30, 2011 consists solely of collaboration revenue from Roche as a reimbursement for research services performed.

Cost of goods sold

Cost of goods sold included product manufacturing costs, distribution costs, inventory write-downs and amortization of acquired product rights. Cost of goods sold were $3.3 million and $4.2 million for the three- and six-month periods ended June 30, 2012, respectively, and consists solely of costs related to Esbriet. For the three- and six-month periods ended June 30, 2011, no costs of goods sold were recorded as Esbriet was launched in Germany in September 2011.

Research and development expenses

Research and development (R&D) expenses were $25.2 million and $20.1 million for the three-month periods ended June 30, 2012 and 2011, respectively, representing an increase of $5.1 million, or 25%. R&D expenses were $48.4 million and $36.9 million for the six-month periods ended June 30, 2012 and 2011, respectively, representing an increase of $11.5 million, or 31%. The increases primarily reflect the commencement of the ASCEND trial in July 2011, our additional pivotal Phase 3 clinical study of pirfenidone in IPF.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs—Non-specific” is comprised of facilities, personnel costs that are not allocated to a specific development program or discontinued programs, and $2.4 million and $3.1 million of stock-based compensation in 2012 and 2011, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of June 30, 2012:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone—Idiopathic pulmonary fibrosis				X	*

Hepatology**
Next generation protease inhibitors	X
NS5A inhibitors	X

Our development program expenses for the six-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended June 30,
Development Program	2012	2011
Pulmonology	$38,395	$22,509
Hepatology**	—	2,533
Programs — Non-specific	9,983	11,880

Total	$48,378	$36,922

*	Granted marketing authorization for Esbriet in the European Union effective February 2011.
**	No further investments in hepatology are planned.

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

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $25.6 million for the three-month period ended June 30, 2012 and $21.6 million for the same period in 2011, an increase of $4.0 million, or 19%. SG&A expenses were $51.9 million for the six-month period ended June 30, 2012 and $39.0 million for the same period in 2011, an increase of $12.9 million, or 33%. The increased spending for the three- and six-month periods ended June 30, 2012 compared with the same periods in 2011 is attributed to the creation of our European infrastructure and investments in the pre-commercial launch and commercial launch of Esbriet in Europe, including but not limited to additional headcount.

Interest income

Interest income was $0.2 million for the three-month period ended June 30, 2012, compared to $0.1 million for the three-month period ended June 30, 2011, and $0.3 million for each of the six-month periods ended June 30, 2012 and June 30, 2011, reflecting modest yields on our cash and short-term investments resulting from our conservative investment portfolio.

Interest expense

Interest expense increased to $2.2 million in the three-month period ended June 30, 2012 from $1.1 million for the three-month period ended June 30, 2011. Interest expense also increased to $4.4 million in the six-month period ended June 30, 2012 from $2.9 million for the six-month period ended June 30, 2011. These increases are the result of our issuance in September 2011 of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018.

Discontinued operations

The $51.3 million gain from discontinued operations reflects the divestiture of our worldwide development and commercialization rights to Actimmune for $55.0 million in cash, partially offset by transaction costs and the value of inventory. The components of the income from discontinued operations include Actimmune revenue, net, as well as cost of goods sold and certain specific general and administrative costs for each of the three- and six-month periods ended June 30, 2012 and June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had available cash, cash equivalents and available-for-sale securities of $393.7 million compared to $425.1 million at December 31, 2011. The decrease of $31.4 million was primarily driven by the use of cash for our operations, partially offset by the $55.0 million in proceeds received from our divestiture of Actimmune in June 2012. In addition, in September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018. The aggregate net proceeds from these concurrent offerings were approximately $255.0 million. The proceeds from these offerings and our Actimmune divestiture are being used in the commercial launch of Esbriet in the EU, conducting our ASCEND trial as well as for general corporate purposes. We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2012 are sufficient to fund our operations, as currently contemplated, for at least the next 12 months. Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we could have balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or if we become subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third party financial institution accounts.

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

Operating Activities

Cash used in operating activities was $85.4 million during the six-month period ended June 30, 2012, comprised primarily of a net loss of $46.1 million and an increase in inventories of $4.7 million, primarily consisting of purchases and production of Esbriet inventory. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $42.0 million during the six-month period ended June 30, 2012, comprised primarily of proceeds from the divestiture of Actimmune, as well as sales and maturities of available-for-sale securities of $229.6 million, partially offset by purchases of $240.3 million of available-for-sale securities.

Financing Activities

Cash provided by financing activities of $1.3 million for the six-month period ended June 30, 2012 was due to the issuance of stock to our employees under our employee benefit plans.

We expect to incur net losses in the near term as we continue our preparations for the commercial launch of and commercially launch Esbriet in other countries in the European Union, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to our commercial launch of Esbriet in Germany and preparations for the commercial launch of Esbriet in other European Union jurisdictions, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	the timing and financial requirements of the ongoing Phase 3 clinical study of pirfenidone in the U.S. (ASCEND);

•	sales of Esbriet or any of our product candidates in development that receive commercial approval;

•	pricing and reimbursement from third-payors for Esbriet;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the costs, timing and outcome of our legal proceeding with Shionogi;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt; and

•	the timing and size of payments we may receive from potential collaboration agreements.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2012 by effective maturity (in millions, except percentages):

	2012	2013	2014	2015	2016 and Beyond	Total	Fair Value at June 30, 2012
Assets:
Available-for-sale securities	$148.9	$137.9	—	—	—	$286.8	$286.6
Average interest rate	0.2%	0.4%	—	—	—	0.3%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	—	$85.0	—	$85.0	$92.0
Average interest rate	—	—	—	5.0%	—	5.0%	—
2.5% convertible senior notes due 2018	—	—	—	—	$155.3	$155.3	$125.0
Average interest rate	—	—	—	—	2.5%	2.5%	—

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management assessed our internal control over financial reporting as of June 30, 2012, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Indemnity Agreement

On or about March 22, 2000, we entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until June 30, 2003. The Indemnity Agreement obligates us to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to our indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates us to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government has indicated that it will pursue a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is underway. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

Prior to December 2008, insurers that issued directors & officers (“D&O”) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (“AIG”), Underwriters at Lloyd’s, London (“Lloyd’s”), and Continental Casualty Company (“CNA”). On November 19, 2008, however, the insurer that issued a $5 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (“Arch”), advised the Company that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaim[ed] coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and that, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action.

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, the Company had, as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the civil action lawsuits and Criminal Action.

On January 13, 2009, we submitted to the American Arbitration Association (“AAA”) a Demand for Arbitration, InterMune, Inc. v. Arch Specialty Insurance Co., No. 74 194 01128 08 JEMO. Dr. Harkonen also is a party to the Arbitration. The Demand for Arbitration sought an award compelling Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and the Criminal Action, and to advance other former officers’ legal fees and costs incurred in relation to the Department of Justice investigation.

The matter was heard by the arbitration panel and on May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting our request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action. Arch subsequently advanced such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. At this time, we believe no change to the status of the interim Arbitration Award or to the application of the D&O liability insurance in general has occurred due to the trial court judgment, and, therefore, we have not recorded any accrued liabilities associated with this matter.

In late 2009, Arch advised us that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage for the excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and we submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse us for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised us that Dr. Harkonen’s defense fees and costs had exhausted the $5 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s continuing defense. Defense fees and costs incurred over and above this final $5 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by us pursuant to the terms of the Indemnity Agreement. We expect amounts to be paid by us to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

Shionogi

In March 2012, following discussions between Shionogi & Co., Ltd (“Shionogi”) and us, Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of pirfenidone (Esbriet®) in Europe, based on Shionogi’s interpretation of our May 2004 agreement with Shionogi (as amended). On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleges principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleges that we breached the agreement by utilizing certain of Shionogi’s information in our Marketing Authorization Application and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. In the alternative, the complaint alleges that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi is seeking, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. We strongly disagree with Shionogi’s claims and intend to defend our position vigorously.

ITEM 1A.	RISK FACTORS

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors in addition to other information and risk factors in this Quarterly Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Quarterly Report.

Risks Related to Our Dependence on Pirfenidone

We are dependent on the commercial success of Esbriet (pirfenidone) for the treatment of IPF in the European Union and on the regulatory approval of pirfenidone for the treatment of IPF in the United States and other countries, which may never occur.

We commenced operations in 1998 and have incurred significant losses to date. Prior to launching commercial sales of Esbriet in Germany in September 2011 and in Austria, Denmark, Norway and Luxembourg in the first half of 2012, our revenue was limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. In March 2007, we discontinued our development of Actimmune for treatment of IPF. In October 2010, we sold to Roche all of our worldwide rights to danoprevir for $175.0 million in cash, and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF in Europe and the United States. In March 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the EU for the treatment of adults with mild to moderate IPF and we subsequently launched commercial sales of Esbriet in Germany in September 2011 and in Austria, Denmark, Norway and Luxembourg in the first half of 2012; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the fourth quarter of 2012 and launch in those countries as soon as practicable after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in Belgium, the Netherlands, Finland and Sweden in the second half of 2012 and in Ireland in the first quarter of 2013. Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on building a commercial operation in Europe to successfully commercialize Esbriet in the EU, obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States, and, if approved by the FDA, successfully commercializing pirfenidone in the United States.

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

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we continue our commercialization efforts in Germany, Austria, Denmark, Norway and Luxembourg, continue our preparations for the commercial launch of Esbriet in other countries in Europe, conduct our Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

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

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States and initiated an additional Phase 3 clinical trial known as the “ASCEND” trial during the second quarter of 2011. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with a forced vital capacity, or FVC, primary endpoint. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 weeks) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Consistent with our prior interactions with the FDA in connection with our CAPACITY clinical trials, the FDA indicated a preference for a mortality endpoint.

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

We have currently priced Esbriet in Germany as well as Austria, Sweden, Norway, Denmark, Luxembourg and Iceland and have developed estimates of anticipated pricing in other countries in Europe. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. On July 23, 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet® (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 10% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

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

Finally, while we were awarded reimbursement in Sweden, it was limited to the sub-population of patients with a predicted FVC lower than 80%. While we deem these restrictions in Sweden as limiting only modestly the overall business potential of Esbriet in Europe and worthwhile considering the favorable price achieved, they may result in the pursuit by other European countries of a similar approach and a higher loss of Esbriet volume than anticipated, which would negatively impact revenue from Esbriet in such countries.

Expansion of our commercial infrastructure in the European Union is a significant undertaking that requires substantial financial and managerial resources, and we may not be successful in our efforts. We may also continue to encounter unexpected or unforeseen delays in establishing a commercial infrastructure in the European Union, which may negatively impact our timing of and ability to launch our commercial efforts for Esbriet.

In March 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. We launched commercial sales of Esbriet in Germany in September 2011 and in Austria, Denmark, Norway and Luxembourg in the first half of 2012. Subject to EU country reimbursement timelines, we currently plan to conclude pricing and reimbursement discussions for Esbriet in France, Spain and Italy during the fourth quarter of 2012 and launch in those countries as soon as possible after concluding discussions. We currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in Belgium, the Netherlands, Finland and Sweden in the second half of 2012 and in Ireland in the first quarter of 2013. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

Additionally, we may encounter further unexpected or unforeseen delays in establishing our commercial operations that delay the launch of our commercial operations in one or more EU member states. These further delays may further increase the cost of and the resources required for successful commercialization of Esbriet in the EU. Given our limited commercial history, we do not have significant experience in a commercial launch of this size.

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

In addition, we still are only in the early stages of our commercial sales of Esbriet in Germany and have only just begun our commercial sales in Austria, Denmark, Norway and Luxembourg and continue to have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations.”

The pricing and profitability of our products may be subject to control by the government and other third-party payors, and if third-party payors do not provide coverage or reimburse patients for Esbriet or our other current or future products, our revenue and prospects for profitability will suffer.

The pricing and profitability of our products may be subject to control by the government and other third-party payors. In many foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls, such as the omnibus healthcare reform legislation recently adopted by the U.S. government. As a result, our ability to successfully commercialize Esbriet or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as state-run payors in the EU, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and

•	other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, on July 23, 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet® (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 10% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, , which would also negatively impact revenue from Esbriet in Germany. Although we cannot predict the full effects on our business of the implementation of the healthcare reform bill in the United States, it is possible that this legislation or other similar legislation will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Esbriet, if approved for use in the United States, or any other products that we may develop in the future, which would reduce our revenue and potential profitability.

If we are found to have breached our agreement with Shionogi or if it is otherwise determined that we are obligated to make royalty payments on sales of Esbriet in the European Union to Shionogi, our expenses associated with sales of Esbriet in the European Union will increase and our ability to generate net income from Esbriet sales will be adversely affected.

On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleges principally that we breached our May 2004 agreement with Shionogi (as amended) governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleges that we breached the agreement by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. In the alternative, the complaint alleges that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi is seeking, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi for all sales of pirfenidone (Esbriet®) in the European Union. While we disagree that we owe any such royalties and intend to defend our position vigorously, an unfavorable outcome in the litigation or in any negotiations with Shionogi could require that we pay royalties or make other payments to Shionogi, which would increase our expenses associated with sales of Esbriet in the EU and adversely affect our ability to generate net income.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment is ongoing. Furthermore, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Biogen Idec (acquirer of Stromedix)). Finally, the PANTHER trial, sponsored by the National Institutes of Health and evaluating NAC (N-acetylcysteine) (a generic drug) versus placebo, is underway and completing its enrollment. If the results of such trial is positive, NAC, especially given that it is a generic drug, may create strong competition, especially in Europe, and create pressure on volume and prices of our Esbriet franchise. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

In particular, we have experienced a delay and may continue to experience further delays in the completion of our enrollment in our ASCEND clinical trial resulting from lower than anticipated patient enrollment. Our development costs will further increase if we have further material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than as may be initially planned for future product candidates. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired.

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

Our failure or alleged failure to comply with federal, state and foreign laws governing anti-kickback, false claims and anti-corruption could result in civil and/or criminal sanctions and/or harm our business.

If we market a future product in the United States, we will be subject to various federal and state laws pertaining to health care “fraud and abuse” including anti-kickback laws and false claims laws. Subject to certain exceptions, the anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal and state and third-party payment for our products, and the sale and marketing of our products, could become subject to scrutiny under these laws. In addition, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their “off-label” promotion of drugs.

We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion and could adversely affect our business.

If we are alleged to have violated, or are convicted of violating, these laws, there could be a material adverse effect on us, including a substantial fine, decline in our stock price, or both. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

Risks Related to Manufacturing and Our Dependence on Third Parties

The manufacturing and manufacturing development of our products and product candidates present technological, logistical and regulatory risks, each of which may adversely affect our potential revenue.

The manufacturing and manufacturing development of pharmaceuticals are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

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

Any of these factors could delay clinical trials, regulatory submissions and/or commercialization of our products for particular diseases, interfere with current sales, entail higher costs and result in our being unable to effectively sell our product and, in the future, our product candidates.

Our manufacturing strategy, which relies on third-party manufacturers, exposes us to additional risks as a result of which we may lose potential revenue.

We do not have the resources, facilities or experience to manufacture our product or any of our product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA, the EU and foreign regulatory authorities must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA-approved manufacturing facilities for the manufacture of Esbriet for commercial purposes. We have a long-term supply contract Signa C.V. and ACIC Fine Chemicals Inc. for Esbriet active pharmaceutical ingredient and a contract with Catalent for the manufacture of the drug product for Esbriet. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

Our manufacturing strategy for our products and product candidates presents many risks, including, but not limited to, the following:

•	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs.

•

Manufacturers of our product and our product candidates are subject to ongoing periodic inspections by the EU, FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

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

A disruption in our ability to ship Esbriet from our packaging facilities to our distributor in the European Union or a disruption in our distribution channels in the European Union could result in significant product delays and adversely affect our results.

We currently ship Esbriet from packaging facilities to our distributor in the EU. A disruption in our ability to ship Esbriet to our distributor in the EU or a disruption in our distribution channels in the EU for any reason, including as a result of a natural disaster, terrorism or failure of our commercial carrier, could result in product delivery delays. If this were to occur, we may be unable to satisfy customer orders on a timely basis, if at all. A significant disruptive event to our ability to distribute Esbriet could adversely affect our ability to generate revenue from Esbriet and materially affect our business and results of operations.

We rely on third parties to conduct clinical trials for our product and product candidates, and those third parties may not perform satisfactorily.

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

If we breach our agreement with Shionogi, our ability to develop and commercialize pirfenidone in other jurisdictions may be impaired. In addition, Shionogi has demanded that it is entitled to royalty payments on our sales of Esbriet.

In February 2010, we entered into an agreement with Shionogi that gives us an option to exercise a license for access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used, along with other Shionogi clinical study information, as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. We did not use SP3 patient level data as pivotal study data in our recently approved MAA or in any other submissions in connection with review of the MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our U.S. NDA or in any other submissions in connection with review of the U.S. NDA. However, going forward, we may elect to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions. Should we breach our agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions. In addition, in March 2012, following discussions with Shionogi, Shionogi demanded that we agree that it is entitled to royalty payments on our sales of Esbriet in Europe, based on Shionogi’s interpretation of our May 2004 agreement with Shionogi (as amended). On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California alleging, principally, that we breached that agreement by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. In the alternative, the complaint alleges that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi is seeking, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi on net sales of pirfenidone (Esbriet®) in the European Union. While we disagree that we owe any such royalties and intend to defend our position vigorously, an unfavorable outcome in the litigation with Shionogi could require that we pay royalties or make other payments to Shionogi.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $994.0 million at June 30, 2012. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. Through June 2012, we generated revenue primarily through the sale of Actimmune; however, in June 2012, we divested all of our Actimmune assets. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, along with anticipated cash flows from our sales of Esbriet, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

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

We initiated our commercial launch of Esbriet in Germany in September 2011, and we currently plan to initiate commercial launches in additional countries in the EU in 2012. While we have attempted to forecast demand for Esbriet in Germany and the EU, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

If we materially breach the representations and warranties we made to Roche under the asset purchase agreement for the sale of danoprevir or to Vidara under the asset purchase agreement for the sale of Actimmune, or if we fail to perform any of our other contractual obligations under these agreements, Roche or Vidara, as applicable, has the right to seek indemnification from us for damages it suffers as a result of such breach or failure. These amounts could be significant.

We have agreed to indemnify Roche and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement for our sale of our worldwide development and commercialization rights to danoprevir. In addition, we have agreed to indemnify Vidara and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement for the sale of our worldwide development and commercialization rights to Actimmune®. If one or more of our representations and warranties were not true at the time we made them to Roche or Vidara, or if we fail to perform any of our other contractual obligations under an agreement, we would be in breach of the applicable asset purchase agreement. In the event of a breach or failure by us to perform, Roche or Vidara, as applicable, has the right to seek indemnification from us for damages suffered by either of them as a result of such breach. The amounts for which we could become liable may be significant.

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

As of June 30, 2012, we had 216 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have, a significant amount of indebtedness. As of June 30, 2012, we had $85.0 million of outstanding indebtedness under our 2015 Notes and $155.3 million indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of June 30, 2012, our annual debt service obligation on our 2015 and 2018 Notes was $8.1 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our outstanding notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the affected notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under the company’s other notes and indebtedness. Any default under our notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

•	delays or unexpected difficulties in our commercial launch of Esbriet in the EU;

•	lower than expected pricing and reimbursement levels for Esbriet in the EU, including any adverse decisions by Germany’s Federal Joint Commission stemming from the IQWiG benefit assessment;

•	negative developments with regard to the recently commenced litigation with Shionogi:

•	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

•

negative publicity about the results of our clinical studies, such as the failure of pirfenidone to meet its primary endpoint and the PFS secondary endpoint in the CAPACITY 1 trial, or those of others with similar or related products may reduce demand for our products and product candidates;

•	the treatment regimen may be different in duration than currently anticipated;

•	treatment may be sporadic;

•	we may not be able to sell a product at the price we expect;

•	we may not be able to accurately calculate the number of patients using the product;

•	we may not be able to supply enough product to meet demand;

•	there may be current and future competitive products that have greater acceptance in the market than our products do;

•	we may decide to divest a product;

•	our development activities may proceed faster than planned;

•	we may decide to change our marketing and educational programs; or

•	clinical trial participation may reduce product sales.

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

We have filed registration statements covering the approximately 7.8 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of June 30, 2012.

As of June 30, 2012, we had an aggregate of approximately 17.1 million shares of common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. The issuance of these unreserved shares in connection with acquisitions or otherwise, as well as any shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by the our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended June 30, 2012, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $37.15 in July 2011 to a low of $9.72 in June 2012. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

2.1(a)	Asset Purchase Agreement by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, dated May 17, 2012.(1)

2.1(b)	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune. (1)

3.1	Amended and Restated Certificate of Incorporation of InterMune.(2)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(3)

3.3	Amended and Restated Bylaws of InterMune.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(6)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (7)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate. (2)

4.3	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (9)

4.4	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (9)

4.5	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (10)

4.6	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.5). (10)

4.7	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee. (11)

4.8	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018). (11)

10.1	Amended and Restated 2000 Equity Incentive Plan.(12)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(1)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(1)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.

(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(6)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).

(8)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.

(9)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2011.

(12)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on June 8, 2012.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By:	/s/ John C. Hodgman
John C. Hodgman Chief Financial Officer and Senior Vice President, Finance

Date: August 7, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(a)	Asset Purchase Agreement by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, dated May 17, 2012.(1)

2.1(b)	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune. (1)

3.1	Amended and Restated Certificate of Incorporation of InterMune.(2)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(3)

3.3	Amended and Restated Bylaws of InterMune.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(6)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (7)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate. (2)

4.3	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (9)

4.4	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (9)

4.5	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (10)

4.6	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.5). (10)

4.7	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee. (11)

4.8	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018). (11)

10.1	Amended and Restated 2000 Equity Incentive Plan.(12)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(1)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(1)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.

(3)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.

(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(6)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).

(8)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.

(9)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2011.

(12)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on June 8, 2012.

*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.