Form 10-Q
period 2012-09-30
INTERMUNE INC
filed 2012-11-09
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 66,015,736 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,103	$177,428
Available-for-sale securities	256,301	247,682
Accounts receivable, net of allowances of $0 and $56 at September 30, 2012 and December 31, 2011, respectively	5,152	3,764
Inventories	9,134	6,220
Prepaid expenses and other current assets	5,951	8,044

Total current assets	371,641	443,138
Property and equipment, net	4,034	2,341
Acquired product rights	18,500	19,250
Other assets (includes restricted cash of $1,700 at September 30, 2012 and $1,427 at December 31, 2011)	7,819	7,894

Total assets	$401,994	$472,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,125	$10,068
Accrued compensation	9,752	9,044
Other accrued liabilities	20,154	14,979

Total current liabilities	41,031	34,091
Convertible notes	240,250	240,250
Other long term liabilities	207	114
Commitments and contingencies
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	1,159,255	1,144,947
Accumulated other comprehensive income	571	1,025
Accumulated deficit	(1,039,386)	(947,869)

Total stockholders’ equity	120,506	198,168

Total liabilities and stockholders’ equity	$401,994	$472,623

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited, in thousands, except per share data)
Revenue, net
Esbriet	$7,534	$118	$17,952	$118
Collaboration revenue	—	—	—	2,629

Total revenue, net	7,534	118	17,952	2,747
Costs and expenses:
Cost of goods sold	2,017	385	6,200	385
Research and development	26,175	17,045	74,553	53,967
Selling, general and administrative	23,754	23,652	75,680	62,661

Total costs and expenses	51,946	41,082	156,433	117,013
Loss from operations	(44,412)	(40,964)	(138,481)	(114,266)
Other income (expense):
Interest income	148	131	452	390
Interest expense	(2,031)	(1,281)	(6,473)	(4,154)
Other income (expense)	975	(227)	(149)	(322)

Loss from operations before income taxes	(45,320)	(42,341)	(144,651)	(118,352)
Income tax expense	192	—	326	—

Loss from continuing operations	(45,512)	(42,341)	(144,977)	(118,352)
Discontinued operations:
Income from discontinued operations	132	4,097	2,125	8,111
Gain on sale of discontinued operations	—	—	51,335	—

Income from discontinued operations	132	4,097	53,460	8,111

Net loss	$(45,380)	$(38,244)	$(91,517)	$(110,241)

Basic and diluted net loss per common share:
Continuing operations	$(0.70)	$(0.70)	$(2.23)	$(2.02)
Discontinued operations	0.00	0.07	0.82	0.14

	$(0.70)	$(0.63)	$(1.41)	$(1.88)

Shares used in computing basic net loss per share	65,183	60,467	64,966	58,599

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)
Net loss	$(45,380)	$(38,244)	$(91,517)	$(110,241)
Other comprehensive income:
Cumulative foreign currency translation adjustment	(755)	250	(536)	199
Unrealized gain (loss) on available-for-sale securities	104	(61)	81	53

Comprehensive loss	$(46,031)	$(38,055)	$(91,972)	$(109,989)

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited, in thousands)
Cash flows used in operating activities:
Net loss	$(91,517)	$(110,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(51,335)	—
Amortization and depreciation	2,178	2,179
Stock-based compensation expense	12,254	13,243
Net realized gains on sales of available for sale securities	—	(15)
Other	(443)	32
Changes in operating assets and liabilities:
Accounts receivable, net	(1,388)	(292)
Inventories	(4,643)	(5,208)
Other assets	1,557	(1,358)
Accounts payable and accrued compensation	1,765	6,262
Other accrued liabilities	3,239	300

Net cash used in operating activities	(128,333)	(95,098)

Cash flows from investing activities:
Proceeds from the divestiture of Actimmune	55,000	—
Acquisition of product rights	—	(20,000)
Purchases of property and equipment	(2,510)	(828)
Purchases of available-for-sale securities	(311,281)	(270,110)
Sales of available-for-sale securities	116,543	43,938
Maturities of available-for-sale securities	186,201	125,868

Net cash provided by (used in) investing activities	43,953	(121,132)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	104,788
Proceeds from issuance of convertible senior notes, net of issuance costs	—	150,225
Proceeds from issuance of common stock under employee stock benefit plans	2,055	33,952

Net cash provided by financing activities	2,055	288,965

Net (decrease) increase in cash and cash equivalents	(82,325)	72,735
Cash and cash equivalents at beginning of period	177,428	110,584

Cash and cash equivalents at end of period	$95,103	$183,319

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$—	$44,963

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). Pirfenidone has since been approved for marketing in Norway, Iceland and, most recently as of October 2012, in Canada. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet® is now also commercially available in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden. We are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU as well as in Canada. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States.

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

Inventory valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories were $9.1 million and $6.2 million at September 30, 2012 and December 31, 2011, respectively, and consisted solely of Esbriet at September 30, 2012.

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

We incurred approximately $0.3 million for inventory writedowns during the quarter ended September 30, 2012. As of September 30, 2012, we had firm commitments to purchase approximately $1.4 million of Esbriet inventory.

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

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA or the European Commission (“EC”) for marketing are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, the remaining patent life of the product and our assessment of future sales and profitability of the product. With respect to Esbriet, we currently estimate the product life to be 20 years from the date of acquisition. We assess this estimate regularly during the amortization period and adjust the asset value and/or useful life when appropriate. Initial payments for the acquisition of products that, at the time of acquisition, are under development or are not approved by the FDA or EC for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs.

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

Our European revenue from sales of Esbriet began in September 2011 and through September 30, 2012, substantially all of which has been driven by revenue derived from sales in Germany. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Pursuant to the Company’s terms and conditions of sale in Germany, a customer has no right to return the product. Such restriction on product returns is common practice for German companies, and as a result, product returns have been primarily limited to damaged goods since our commercial launch in Germany. Therefore, we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations.

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

In December 2010, we entered into a new agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of Hepatitis C virus. Under the terms of the agreement, Roche funded all research costs related to the programs for the period from July 1, 2010 through June 30, 2011, the effective term of the research program. During 2011, we received $2.6 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue and in February 2011, Roche terminated the agreement without taking a license to any compounds resulting from the research program. Consequently, we will not be receiving any development or commercialization milestones or royalties from Roche under the agreement.

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

The shares excluded were as follows (in thousands):

	As of September 30,
	2012	2011
Options	5,252	4,057
Shares issuable upon conversion of convertible notes	9,384	9,384

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(45,380)	$(38,244)	$(91,517)	$(110,241)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	65,779	61,375	65,497	59,575
Less: weighted-average shares subject to repurchase	(596)	(908)	(531)	(976)

Weighted-average shares used in computing basic and diluted net loss per share	65,183	60,467	64,966	58,599

Basic and diluted net loss per share	$(0.70)	$(0.63)	$(1.41)	$(1.88)

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$50	$—	$157	$—
Research and development	1,070	1,359	3,510	4,459
Selling, general and administrative	2,031	2,935	8,587	8,784

Total stock-based compensation expense	$3,151	$4,294	$12,254	$13,243

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

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the tradename Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing (the transaction is referred to herein as the “Asset Sale”). The Asset Sale was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, by and among InterMune and Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company, as amended on June 18, 2012. The operating results of the Company’s Actimmune activities have been reclassified as discontinued operations for all periods presented.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Actimmune revenue, net	$—	$5,111	$6,627	$15,072
Costs and expenses:
Cost of goods sold	(198)	683	4,276	6,328
General and administrative	66	331	226	633

Total costs and expenses	(132)	1,014	4,502	6,961

Income from discontinued operations	$132	$4,097	$2,125	$8,111

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations is calculated as follows (in thousands):

Cash proceeds received from sale	$55,000
Less Actimmune assets sold:
Inventories, net	(1,729)
Less direct transaction costs:
Legal and financial	(1,936)

Gain	$51,335

4.	FAIR VALUE

In accordance with portions of ASC Topic No. 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and investments, including accrued interest of approximately $0.9 million and $0.7 million, respectively) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$27,534	$—	$—	$27,534
Obligations of government-sponsored enterprises	—	183,102	—	183,102
Corporate debt securities	—	39,351	—	39,351
Commercial paper	—	16,847	—	16,847

Total	$27,534	$239,300	$—	$266,834

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$82,693	$—	$—	$82,693
Obligations of government-sponsored enterprises	—	140,887	—	140,887
Corporate debt securities	—	31,815	—	31,815
Commercial paper	—	36,985	—	36,985
Municipal bond	—	4,510	—	4,510

Total	$82,693	$214,197	$—	$296,890

The fair value of Level 1 assets have been determined using quoted prices in active markets for identical assets or liabilities.

To estimate the fair value of Level 2 debt securities as of September 30, 2012 and December 31, 2011, the Company’s primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, we estimate the fair values of our government sponsored enterprises, corporate debt securities, municipal bond and commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

The fair value of our long-term convertible debt is based on quoted prices for those instruments using readily available market information. As of September 30, 2012, the fair value of our $155.3 million 2.5% convertible senior notes due 2018 (“2018 Notes”) was $118.8 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 (“2015 Notes”) was $84.1 million. As of December 31, 2011, the fair value of our 2018 Notes was $112.6 million and the fair value of our 2015 Notes was $84.1 million.

5.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments,including certain securities classified as cash and cash equivalents as of September 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Obligations of government-sponsored enterprises	$183,048	$55	$(1)	$183,102
Money market funds	27,534	—	—	27,534
Commercial paper	16,847	—	—	16,847
Corporate debt securities	39,257	94	—	39,351

Total	$266,686	$149	$(1)	$266,834

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of government-sponsored enterprises	$140,848	$48	$(9)	$140,887
Money market funds	82,693	—	—	82,693
Commercial paper	36,983	2	—	36,985
Corporate debt securities	31,788	35	(8)	31,815
Municipal bond	4,510	—	—	4,510

Total	$296,822	$85	$(17)	$296,890

Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in other income (expense) for the three- and nine-months ended September 30, 2012 and 2011. Realized gains were calculated based on the specific identification method and were not material for each of the three- and nine-month periods ended September 30, 2012 and September 30, 2011. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities, including certain securities classified as cash and cash equivalents at September 30, 2012 by contractual maturity (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value
Mature in less than one year	$227,602	$227,743
Mature in one to three years	39,084	39,091
Mature in over three years	—	—

Total	$266,686	$266,834

6.	DERIVATIVE INSTRUMENTS

In connection with our continuing expansion efforts, we now conduct business throughout Europe in several currencies, including the euro, Swiss franc and British pound, among others. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. We do not enter into such contracts for trading or speculative purposes. In the fourth quarter of 2011, we established a foreign currency hedging program.

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net gains from entering into derivative financial instruments not designated as hedges in the first nine months of 2012 was zero. The notional value of our outstanding currency hedges at September 30, 2012 was approximately 13.0 million euros and the fair value of these outstanding derivatives at September 30, 2012 was zero.

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

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights (excluding Japan, Korea and Taiwan) to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet of twenty years and we incurred approximately $0.8 million of amortization expense in the first nine months of 2012. Amortization expense for each of the next five years is expected to be $1.0 million per year. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi & Company LTD (“Shionogi”). Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

The following table reflects our acquired product rights under these agreements (in thousands):

	September 30, 2012	December 31, 2011
Gross carrying amount	$20,000	$20,000
Accumulated amortization	1,500	750

Net carrying amount	$18,500	$19,250

8.	COMMITMENTS AND CONTINGENCIES

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

Indemnity Agreement

On or about March 22, 2000, we entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until September 30, 2003. The Indemnity Agreement obligates us to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to our indemnification obligation, including but not limited to claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of [Dr. Harkonen’s] conduct that is established by a final judgment as constituting a breach of [Dr. Harkonen’s] duty of loyalty to the Corporation or resulting in any personal profit or advantage to which [Dr. Harkonen] was not legally entitled,” and claims “for which payment is actually made to [Dr. Harkonen] under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates us to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government is pursuing a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is complete and oral argument is scheduled for December 6, 2012. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

Our revenue and trade receivables are concentrated with a few customers. We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. However, we generally do not require collateral on accounts receivable. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented approximately 44% of total trade accounts receivable at September 30, 2012, and one customer represented approximately 12% at December 31, 2011. No other customer represented more than 10% of accounts receivable at September 30, 2012 or December 31, 2011.

Revenue from customers representing 10% or more of total product revenue during the nine month periods ended September 30, 2012 and 2011, was as follows:

	Nine Months Ended
	September 30,
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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements in the discussions about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	the ability to achieve certain pricing and reimbursement levels for our product in various countries in the European Union and elsewhere;

•	timing and expectations of the timing of enrollment in our ASCEND clinical trial, expected enrollment completion dates and announcement of clinical results from our ASCEND clinical trial;

•	timing and expectations of when our products or product candidates may be marketed or made available to patients in various jurisdictions;

•	opportunities to establish development or commercial alliances;

•	commercial launch preparations, including the timing of launches in the various European Union jurisdictions and the implementation of the infrastructure required for the commercial launches;

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the nine month period ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Company Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). Pirfenidone has since been approved for marketing in Norway, Iceland and, most recently as of October 2012, in Canada.

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

Pirfenidone (Esbriet®)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet® is now also commercially available in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden. We are continuing to prepare for the commercial launch of Esbriet® in the other countries in the EU as well as in Canada where we expect to make Esbriet available by January 1, 2013. On September 11, 2012, we announced that we were granted reimbursement for Esbriet in France wherein we expect to commence commercial launch in the second half of November 2012. In addition, we have been granted reimbursement in Belgium, effective December 1, 2012, and plan to launch Esbriet there in early 2013. With respect to Italy, subject to EU country reimbursement timelines, we currently expect to conclude the pricing and reimbursement process in December 2012 and to launch Esbriet in Italy as soon as practicable after the process is successfully concluded and various authorizations are secured. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet in Spain will occur in the first half of 2013. Furthermore, we currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in the Netherlands, Finland and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries.

To support our commercialization efforts of Esbriet in Europe, we have invested significantly and continue to invest in the establishment of a commercial infrastructure within the EU, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the European Union through 2030.

We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. We expect to complete clinical enrollment of the ASCEND trial around the end of 2012 and that results from the study will be available in the first half of 2014.

Results of Operations

Revenue

Total revenue was $7.5 million and $0.1 million for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, total revenue was $18.0 million and $2.7 million, respectively, representing an increase of 567%. Revenue for the three- and nine-months ended September 30, 2012 consists solely of Esbriet product sales, primarily in Germany, following the launch in that country in September 2011. Revenue for the three- and nine-month periods ended September 30, 2011 consists of Esbriet product sales and collaboration revenue from Roche as a reimbursement for research services performed.

Cost of goods sold

Cost of goods sold included product manufacturing costs, distribution costs, inventory write-downs and amortization of acquired product rights. Cost of goods sold were $2.0 million and $0.4 million for the three-month periods ended September 30, 2012 and 2011. For the nine-month periods ended September 30, 2012 and 2011, total cost of goods sold were $6.2 million and $0.4 million, respectively. Cost of goods sold for the three- and nine-months ended September 30, 2012 and 2011 consists solely of costs related to Esbriet.

Research and development expenses

Research and development (R&D) expenses were $26.2 million and $17.0 million for the three-month periods ended September 30, 2012 and 2011, respectively, representing an increase of $9.2 million, or 54%. R&D expenses were $74.6 million and $54.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively, representing an increase of $20.6 million, or 38%. The increases primarily reflect the commencement of the ASCEND trial in July 2011.

The following tables list our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category title “Programs—Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs, and $3.5 million and $4.5 million of stock-based compensation in 2012 and 2011, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the Risk Factors below including those under the headings “Risks Related to the Development of Our Products and Product Candidates.”

The following chart shows the status of our product development programs as of September 30, 2012:

	Preclinical	Phase I	Phase II	Phase III
Pulmonology
Pirfenidone - Idiopathic pulmonary fibrosis				X	*
Hepatology**
Next generation protease inhibitors	X
NS5A inhibitors	X

Our development program expenses for the nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended September 30,
Development Program	2012	2011
Pulmonology	$58,794	$34,271
Hepatology**	—	2,668
Programs — Non-specific	15,759	17,028

Total	$74,553	$53,967

*	Granted marketing authorization for Esbriet in the European Union effective February 2011.
**	No further investments in hepatology are planned.

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

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $23.8 million for the three-month period ended September 30, 2012 and $23.7 million for the same period in 2011. SG&A expenses were $75.7 million for the nine-month period ended September 30, 2012 and $62.7 million for the same period in 2011, an increase of $13.0 million, or 21%. The increased spending for the nine-month period ended September 30, 2012 compared with the same period in 2011 is attributed to the creation of our European infrastructure and investments in the pre-commercial launch and commercial launch of Esbriet in Europe, including but not limited to additional headcount.

Interest income

Interest income was $0.1 million for the three-month period ended September 30, 2012, compared to $0.1 million for the three-month period ended September 30, 2011. Interest income was $0.5 million for the nine-month period ended September 30, 2012 and $0.4 million for the same period in 2011. The slight difference reflected modest yields on our cash and short-term investments resulting from our conservative investment portfolio.

Interest expense

Interest expense increased to $2.0 million in the three-month period ended September 30, 2012 from $1.3 million for the three-month period ended September 30, 2011. Interest expense also increased to $6.5 million in the nine-month period ended September 30, 2012 from $4.2 million for the nine-month period ended September 30, 2011. These increases are the result of our issuance in September 2011 of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018.

Discontinued operations

The $51.3 million gain from discontinued operations reflects the divestiture of our worldwide development and commercialization rights to Actimmune for $55.0 million in cash, partially offset by transaction costs and the value of inventory. The components of the income from discontinued operations include Actimmune revenue, net, as well as cost of goods sold and certain specific general and administrative costs for each of the three- and nine-month periods ended September 30, 2012 and September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had available cash, cash equivalents and available-for-sale securities of $351.4 million compared to $425.1 million at December 31, 2011. The decrease of $73.7 million was primarily driven by the use of cash for our operations, partially offset by the $55.0 million in proceeds received from our divestiture of Actimmune in June 2012. In addition, in September 2011, we completed a registered underwritten public offering of 4.6 million shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.5% convertible senior notes due 2018. The aggregate net proceeds from these concurrent offerings were approximately $255.0 million. The proceeds from these offerings and our Actimmune divestiture are being used to support the establishment of our EU commercial infrastructure and the commercial launch of Esbriet in the EU, conducting our ASCEND trial as well as for general working capital purposes. We believe that our existing cash, cash equivalents and available-for-sale securities as of September 30, 2012, together with anticipated cash flows from sales of Esbriet will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we could have balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or if we become subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third party financial institution accounts.

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

Operating Activities

Cash used in operating activities was $128.3 million during the nine-month period ended September 30, 2012, comprised primarily of a net loss of $91.5 million and an increase in inventories of $4.6 million, primarily consisting of purchases and production of Esbriet inventory. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Investing Activities

Cash provided by investing activities was $44.0 million during the nine-month period ended September 30, 2012, comprised primarily of proceeds from the divestiture of Actimmune, as well as sales and maturities of available-for-sale securities of $302.8 million, partially offset by purchases of $311.3 million of available-for-sale securities.

Financing Activities

Cash provided by financing activities of $2.1 million for the nine-month period ended September 30, 2012 was due to the issuance of stock to our employees under our employee benefit plans.

We expect to incur net losses in the near term as we continue our commercialization and commercial launch activities in the EU, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. We believe that our existing cash, cash equivalents and available-for-sale securities as of September 30, 2012, together with anticipated cash flows from sales of Esbriet will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to our commercialization and commercial launch activities of Esbriet for the European Union jurisdictions, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	the timing and financial requirements of the ongoing Phase 3 clinical study of pirfenidone in the U.S. (ASCEND);

•	sales of Esbriet or any of our product candidates in development that receive commercial approval;

•	pricing and reimbursement decisions from third-payors for Esbriet, particularly state-run payors in the EU;

•	our ability to partner our programs or products;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the costs, timing and outcome of our legal proceeding with Shionogi;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the establishment of collaborative relationships with other companies;

•	the payments of annual interest on our long-term debt; and

•	the timing and size of payments we may receive from potential collaboration agreements.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2012 by effective maturity (in millions, except percentages):

	2012	2013	2014	2015	2016 and Beyond	Total	Fair Value at September 30, 2012
Assets:
Available-for-sale securities	$111,3	$155.7	—	—	—	$267.0	$266.8
Average interest rate	0.2%	0.4%	—	—	—	0.3%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	—	$85.0	—	$85.0	$84.1
Average interest rate	—	—	—	5.0%	—	5.0%	—
2.5% convertible senior notes due 2018	—	—	—	—	$155.3	$155.3	$118.8
Average interest rate	—	—	—	—	2.5%	2.5%	—

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

Management assessed our internal control over financial reporting as of September 30, 2012, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2012. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government is pursuing a cross-appeal regarding Dr. Harkonen’s sentence. Briefing is complete and oral argument is scheduled for December 6, 2012. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

We commenced operations in 1998 and have incurred significant losses to date. Prior to launching commercial sales of Esbriet in Germany in September 2011 and making Esbriet commercially available in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden in the first nine months of 2012, our revenue was limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to Actimmune. In October 2010, we sold to Roche all of our worldwide rights to danoprevir and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF primarily in the EU and the United States. Effective February 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the 27 EU member states for the treatment of adults with mild to moderate IPF, and Esbriet has since been approved for marketing in Norway, Iceland and, most recently in October 2012, in Canada; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA.

We launched commercial sales of Esbriet in Germany in September 2011 and made Esbriet commercially available in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden in the first nine months of 2012. On September 11, 2012, we announced that we were granted reimbursement for Esbriet in France wherein we expect to commence commercial launch in the second half of November 2012. We have also been granted reimbursement in Belgium effective December 1, 2012 and plan to launch Esbriet there in early 2013. With respect to Italy, subject to EU country reimbursement timelines, we currently expect to conclude the pricing and reimbursement process in December 2012 and to launch Esbriet in Italy as soon as practicable after the process is successfully concluded and various authorizations are secured. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet in Spain will occur in the first half of 2013. Furthermore, we currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in the Netherlands, Finland and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries.

Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on building a commercial operation in Europe to successfully commercialize Esbriet in the EU, obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States, and, if approved by the FDA, successfully commercializing pirfenidone in the United States. If we do not successfully commercialize Esbriet in the EU and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed. We may not succeed in our commercial efforts in the EU, or, if approved by the FDA, in the United States, or we may never receive regulatory approval in the United States for pirfenidone, any of these will have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of Esbriet in one or more of the European Union member states, including as a result of obtaining unfavorable pricing and/or reimbursement, which could negatively affect our stock price. We may also experience delays in obtaining regulatory approval in the United States for pirfenidone, if it is approved at all and our stock price may be negatively affected.

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we continue our commercialization efforts and commercial launch preparations for Esbriet, conduct our Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

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

We have currently priced Esbriet in Germany and France as well as Austria, Belgium, Denmark, Iceland, Luxembourg, Norway and Sweden and have developed estimates of anticipated pricing in other countries in Europe. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. On July 23, 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet® (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 10% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

In addition, in April 2012, the Transparency Commission of the French National Health Authority, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, issued a favorable opinion for the reimbursement of Esbriet® by French National Health Insurance. The Transparency Commission noted that no other treatment provided evidence of a clinical benefit in IPF and considering all available information, Esbriet was granted an Amélioration du Service Medical Rendu (ASMR) rating of level IV. ASMR is a rating of added clinical value in comparison with existing therapies. The Transparency Commission focused on the risk/benefit ratio for assessing the actual medical benefit (SMR), and rated it as “Low.” In general the recommended reimbursement rate by France’s National Social Security for a product with “Low” SMR rating is 15%. However, diseases requiring a long-term, expensive treatment may be classified as ALD (Affection de Longue Duree – Long Term Diseases) in France. With respect to ALD, patients are fully reimbursed by the National Social Security for most costs related to these diseases (hospitalizations, lab tests, medicines, etc.), regardless of the SMR rating for such medicines (as long as it is not a SMR rating of “Insufficient”). The ALD program covers more than 100 specific diseases, reported either in an explicit list of 30 disease categories or in an additional “catch all” category for other serious, expensive diseases lasting more than six months. Examples of the broad disease categories are cancers, cystic fibrosis and multiple sclerosis. The official list of illnesses classified as ALD is reviewed annually by the government and the determination of whether a patient in France has an ALD will be made by the patient’s physician in collaboration with the health authority. Most orphan diseases are directly or indirectly recognized as ALD. IPF is not included on the explicit list of the 30 diseases classified as ALD. We expect that IPF will fall into the ALD “catch all” category for other serious, expensive diseases lasting more than six months. If the criteria for the “catch all” category changes and/or if IPF does not qualify as an ALD, IPF patients may not be fully reimbursed for the use of Esbriet for the treatment of IPF which may lead to decrease in Esbriet utilization and negatively impact our ability to generate revenue from Esbriet sales in France.

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

An unfavorable outcome following the pricing and reimbursement review period in any country in the EU may result in lower than expected pricing and reimbursement guidelines in such country as well as the other countries in the EU, which would adversely impact the anticipated revenue from Esbriet in the EU.

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

Effective February 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. We launched commercial sales of Esbriet in Germany in September 2011 and made Esbriet commercially available in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden in the first nine months of 2012 and we expect to commence commercial launch in France in the second half of November 2012. In addition, we have been granted reimbursement in Belgium, effective December 1, 2012 and plan to launch Esbriet there in early 2013. With respect to Italy, subject to EU country reimbursement timelines, we currently expect to conclude the pricing and reimbursement process in December 2012 and to launch Esbriet in Italy as soon as practicable after the process is successfully concluded and various authorizations are secured. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet in Spain will occur in the first half of 2013. Furthermore, we currently plan to conclude the discussions with the authorities in the United Kingdom in the first quarter of 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in the Netherlands, Finland and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

In addition, we still are only in the early stages of our commercial sales of Esbriet in Germany and have only just begun our commercial sales in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden and continue to have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations.”

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment is complete. Furthermore, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Biogen Idec (acquirer of Stromedix)). Finally, the PANTHER trial, sponsored by the National Institutes of Health and evaluating NAC (N-acetylcysteine) (a generic drug) versus placebo, is underway and completed its enrollment. If the results of such trial is positive, NAC, especially given that it is a generic drug, may create strong competition, especially in Europe, and create pressure on volume and prices of our Esbriet franchise. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.04 billion at September 30, 2012. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. Through June 2012, we generated revenue primarily through the sale of Actimmune; however, in June 2012, we divested all of our Actimmune assets. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities as of September 30, 2012, along with anticipated cash flows from our sales of Esbriet, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. However, our current plans and assumptions may change, and our capital requirements may increase. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

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

We initiated our commercial launch of Esbriet in Germany in September 2011, made Esbriet commercially available in Austria, Denmark, Iceland, Luxembourg, Norway and Sweden in the first nine month of 2012 and currently plan to initiate commercial launches in additional countries in the EU in 2012 and in the first half of 2013, and in Canada in the beginning of 2013. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

As of September 30, 2012, we had 230 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have, a significant amount of indebtedness. As of September 30, 2012, we had $85.0 million of outstanding indebtedness under our 2015 Notes and $155.3 million indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of September 30, 2012, our annual debt service obligation on our 2015 and 2018 Notes was $8.1 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our outstanding notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the affected notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under the company’s other notes and indebtedness. Any default under our notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

•	delays or unexpected difficulties in our commercialization efforts for Esbriet, including delays or difficulties in our anticipated commercial launches in Europe and Canada;

•

lower than expected pricing and reimbursement levels for Esbriet in the EU, including any adverse decisions by Germany’s Federal Joint Commission stemming from the IQWiG benefit assessment and negative reimbursement decisions by France’s National Social Security;

•	negative developments with regard to the recently commenced litigation with Shionogi;

•	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;

•	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;

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

We have filed registration statements covering the approximately 7.7 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of September 30, 2012.

As of September 30, 2012, we had an aggregate of approximately 17.1 million shares of common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. The issuance of these unreserved shares in connection with acquisitions or otherwise, as well as any shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by the our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended September 30, 2012, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $26.36 in October 2011 to a low of $7.24 in August 2012. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.(6)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock.(7)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate.(1)

4.3	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York.(8)

4.4	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation.(8)

4.5	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A.(9)

4.6	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.5).(9)

4.7	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee. (10)

4.8	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).(10)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(11)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(11)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(11)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(8)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2011.
(11)	Filed herewith.
*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

By: /s/ John C. Hodgman
Chief Financial Officer and Senior Vice President, Finance

Date: November 7, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of InterMune.(1)

3.2	Certificate of Ownership and Merger, dated April 26, 2001.(2)

3.3	Amended and Restated Bylaws of InterMune.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of InterMune.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. (6)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock. (7)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate. (1)

4.3	Indenture, dated as of February 17, 2004, between Registrant and The Bank of New York. (8)

4.4	Registration Rights Agreement, dated as of February 17, 2004, among Registrant, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, Harris Nesbitt Corp. and RBC Capital Markets Corporation. (8)

4.5	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (9)

4.6	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.5). (9)

4.7	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee. (10)

4.8	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018). (10)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(11)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).(11)

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).(11)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to InterMune’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2000 (No. 333-96029), as amended by Amendment No. 1 filed with the Commission on February 18, 2000, as amended by Amendment No. 2 filed with the Commission on March 6, 2000, as amended by Amendment No. 3 filed with the Commission on March 22, 2000, as amended by Amendment No. 4 filed with the Commission on March 23, 2000 and as amended by Amendment No. 5 filed with the Commission on March 23, 2000.
(2)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on March 24, 2010.
(4)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Filed as an exhibit to InterMune’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 filed with the Commission on September 4, 2009 (No. 333-161758).
(7)	Filed as an exhibit to InterMune’s Current Report on Form 8-K filed with the Commission on July 18, 2001.
(8)	Filed as an exhibit to the Registrant’s amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2003 filed on May 14, 2004.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 24, 2008.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2011.
(11)	Filed herewith.
*	This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.