Form 10-K
period 2012-12-31
INTERMUNE INC
filed 2013-03-01
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 29, 2012, the last business day of the registrant’s second fiscal quarter, the aggregate market value (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market) of the voting and non-voting stock held by non-affiliates of the registrant was $778,641,828, which excludes an aggregate of 580,030 shares of the registrant’s common stock held by affiliates as of such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of January 31, 2013, the number of outstanding shares of the registrant’s common stock was 81,600,709 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

INTERMUNE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	the ability to achieve certain pricing and reimbursement levels for our product in various countries in the European Union and elsewhere;

•	the timing of concluding and announcing pricing and reimbursement discussions in various countries in the European Union and elsewhere;

•	the timing of receipt of top-line results from our ASCEND clinical trial and our expected announcement thereof;

•	timing and expectations of when our products or product candidates may be marketed or made available to patients in various jurisdictions;

•	opportunities to establish development or commercial alliances;

•	commercial launch preparations, including the timing of launches in the various European Union jurisdictions and the implementation of the infrastructure required for the commercial launches;

•

the scope and enforceability of our intellectual property rights, including the anticipated durations of patent protection and marketing exclusivity in the European Union, United States and other jurisdictions, and including claims that we or our collaborators may infringe third party intellectual property rights or otherwise be required to pay license fees and/or royalties under such third party rights;

•

our expectations regarding the entry into a complete settlement agreement with Shionogi & Co., Ltd., or Shionogi, relating to the complaint filed by Shionogi against us alleging principally that we breached our agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone, including the timing of entry into the complete settlement agreement;

•	governmental regulation and approval;

•	requirement of additional funding to complete research and development and commercialize products;

•	liquidity and sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, adequacy of revenue reserve levels, future expenses, future financial performance and trends;

•	the uses of proceeds from our concurrent registered underwritten public offerings of our common stock and 2.50% convertible senior notes due 2017 completed in January 2013;

•	our future research and development expenses and other expenses; and

•	our operational and legal risks.

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

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 27 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. In addition, on January 2, 2013, we began the commercial launch of Esbriet in Canada.

We continue to prepare for the commercial launch of Esbriet in the other countries in the EU. Specifically, in Italy, we just recently concluded pricing and reimbursement discussions with the Italian Medicines Agency (AIFA) and we expect to promptly announce the details of these discussions in the first quarter of 2013. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet will occur in the first half of 2013. In the UK, the review of Esbriet by the National Institute for Clinical Excellence (NICE) is expected to conclude in March 2013. NICE’s preliminary assessment of Esbriet was unsupportive of Esbriet reimbursement and we are addressing various outstanding issues in preparation for the March 2013 assessment. If NICE decides to support the reimbursement of Esbriet, we currently expect to launch Esbriet as soon as possible with a target to intiate the launch in the second quarter of 2013. In addition to launches in these remaining so called “Top 5” EU countries (Italy, Spain and the UK), we expect to launch Esbriet in the Netherlands, Finland and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries. In some of the other remaining EU countries, we have commenced the pricing and reimbursement process and assuming acceptable conditions are negotiated in such countries, we will take steps to commercialize thereafter.

We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration, or the FDA, we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. The results of the ASCEND trial will supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the potential registration of pirfenidone to treat IPF in the United States.

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.75 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.7 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”). We intend to use the remaining net proceeds from the convertible note offering and, if necessary a portion of the net proceeds from the common stock offering to repay at maturity or earlier repurchase some or all of such remaining 2015 Notes. We further intend to use the net proceeds from the common stock offering and any remaining proceeds from the convertible note offering to fund the commercialization of Esbriet, to fund our ASCEND trial and for general corporate purposes, which may include funding research and development and increasing working capital.

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

Our total revenue and income (loss) from continuing operations for each of the years ended, and our total assets as of December 31, 2012, 2011 and 2010 are summarized in the following table:

	2012	2011	2010
	(in thousands)
Total revenue (1)(2)	$26,174	$5,407	$239,251
Net income (loss)	(150,081)	(154,774)	122,374
Total assets	363,466	472,623	305,147

(1)	Total revenue in 2010 includes $175.0 million from the sale of our rights to danoprevir to Roche and the acceleration of $57.3 million of previously deferred revenue related to the termination of our 2006 collaboration agreement with Roche. See “Divesture of Assets – Sale of Danoprevir Rights.”
(2)	Total revenue excludes amounts related to Actimmune product sales which have been reclassified to discontinued operations.

Esbriet® (Pirfenidone)

Pirfenidone, a treatment for IPF, a progressive and fatal lung disease, has completed the global Phase 3 CAPACITY clinical development program. In 2004, both the FDA and the European Medicines Agency, or EMA, granted orphan drug status to pirfenidone for the treatment of IPF. In March 2010, we filed a Marketing Authorisation Application, or MAA, with the EMA seeking approval of pirfenidone to be used in adults for the treatment of mild to moderate IPF. In December 2010, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the granting of our MAA for pirfenidone within the EU. We received notification of ratification of the CHMP opinion by the European Commission in March 2011, which authorized the marketing of Esbriet® (pirfenidone) in all 27 member states of the EU effective February 28, 2011. In addition, the European Commission has since authorized the marketing of Esbriet® in Norway and Iceland. Esbriet is now commercially available in Germany, Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden.

In connection with our receipt of marketing authorization in the EU, we have committed to conduct routine safety surveillance of spontaneous adverse drug reactions (“ADRs”) and to conduct a PASS (“Post Authorization Safety Study”) in the form of a registry to systematically collect and monitor ADRs in patients who have been prescribed Esbriet. The PASS Registry is expected to enroll 1,000 patients over two years and to follow these patients for a similar period. We also will conduct a drug-drug interaction study to determine the impact of the antibiotic ciprofloxacin, a moderate CYP1A2 inhibitor, on the pharmacokinetics and safety of Esbriet in 25 healthy subjects. In addition, to help ensure the safe use of Esbriet, we have implemented a risk management plan (“RMP”) that includes routine safety monitoring of certain adverse reactions, a patient information leaflet and a safety checklist for physicians.

To support our commercialization efforts of Esbriet in Europe, we have invested significantly and continue to invest in the establishment of a commercial infrastructure within Europe, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the EU through 2030.

In October 2012, we received Canadian approval from Health Canada for the use of pirfenidone in adults for the treatment of mild to moderate IPF and launched Esbriet in Canada in January 2013. To support our commercialization efforts of Esbriet in Canada, we have also invested significantly in the establishment of a commercial infrastructure within Canada, including an increase to our employee headcount in that region.

In January 2010, the FDA accepted our New Drug Application, or NDA, for pirfenidone for the treatment of patients with mild to moderate IPF and granted priority review status for our NDA. In March 2010, the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA voted 9-3 in favor of recommending approval of our NDA for pirfenidone to reduce the decline in lung function in patients with IPF. However, in May 2010, we received a Complete Response Letter from the FDA requesting that we conduct an additional clinical trial to provide additional evidence of the efficacy of pirfenidone to reduce the decline in lung function in patients with IPF. After reviewing various regulatory and clinical development options and following our discussions with the FDA, we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. We achieved the full-enrollment target of 500 randomized patients for our ASCEND trial in December 2012 and we currently expect top-line results from ASCEND in the second quarter of 2014.

Idiopathic Pulmonary Fibrosis (IPF)

IPF is a disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. The prognosis is poor for patients with IPF, which occurs primarily in persons 40 to 70 years old with a median survival time from diagnosis of two to five years. Published epidemiology studies suggest there is a range of between 62,000 and 82,000 IPF patients in the company’s 15 targeted European market countries. Our research suggests that there is a range of between 50,000 and 70,000 diagnosed cases of IPF in the United States. Approximately two-thirds of the affected patients are believed to have mild to moderate disease severity, and, therefore, may be eligible for treatment with Esbriet. In the United States, it is believed that approximately 14,000 to 19,000 new IPF cases develop each year, with a similar rate of incidence in the EU. Pirfenidone is the only commercially approved drug for the treatment of mild to moderate IPF and is now approved in (i) the EU and is sold by us under the trade name Esbriet, (ii) Japan and is sold by Shionogi under the tradename Pirespa®, (iii) India and is sold by Cipla Ltd. under the trade name Pirfenex®, and (iv) China and is sold by Shanghai Genomics, Inc.

Divesture of Assets

Sale of Actimmune®

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the tradename Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. Such divestiture was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, that we entered into with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company. In 1998, we obtained a license from Genentech, Inc. (“Genentech”) to exclusively develop, use and sell Actimmune in particular fields in the United States, Canada and Japan. We made royalty payments of approximately $92.3 million in the aggregate, but no milestone payments, under this agreement through December 31, 2012. Following the divestiture of Actimmune where we assigned our Genentech license to Vidara, we no longer owe any further milestone payments under this agreement. For the year ended December 31, 2010, sales of Actimmune accounted for all of our product revenue and for the year ended December 31, 2011, the sales of Actimmune accounted for the majority of our product revenue. For all periods presented, Actimmune revenues and expenses are reclassified within discontinued operations.

Actimmune is currently approved in the United States for the treatment of chronic granulomatous disease (CGD) and severe, malignant osteopetrosis. Actimmune is also approved for commercial use in both indications in numerous other countries. However, a significant portion of the sales of Actimmune in the United States have been for off-label indications, primarily for the treatment of IPF.

Sale of Danoprevir Rights

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

Our Strategy

We intend to use our current capital resources, including the net proceeds from our January 2013 concurrent public offerings, and any potential revenue provided by sales of Esbriet to:

•	Continue funding commercialization of Esbriet in Europe and Canada;

•	Continue our pursuit of the approval of pirfenidone for commercial sale in the United States by, among other things, conducting our Phase 3 clinical study, ASCEND, during 2013 and 2014;

•

Fund drug discovery and preclinical development activities to identify novel potential treatments of IPF and orphan fibrotic diseases and characterize our bank of biological samples from IPF patients; and

•

Continue to evaluate appropriate product acquisition candidates and opportunistically pursue strategic alliances and collaborative arrangements that we believe could complement our existing focus in the areas of pulmonology and orphan fibrotic diseases or in areas that we believe are advantageous to pursue.

License, Collaboration and Other Agreements

Pirfenidone

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac, Inc. (Marnac) and its co-licensor, KDL GmbH (KDL), their worldwide rights, excluding Japan, Korea and Taiwan to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million, future milestone payments and up to 9% royalty payments. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement and as a result no longer have milestone or royalty obligations thereunder to Marnac and KDL. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million and are required to make future milestone payments in connection with the continued development and regulatory approval of pirfenidone in certain countries. For example, we made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States are achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi.

Shionogi Clinical Data License

In May 2004, we entered into an agreement with Shionogi which governs the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. In February 2010, we entered into an amendment to such May 2004 agreement that gives us an option to exercise a license to obtain access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, or SP3. This license provides that we pay Shionogi a royalty on pirfenidone sales in a particular jurisdiction for a specified period of time in the event (i) we use the SP3 patient level data as “pivotal study data” (as defined in the license) in connection with a particular regulatory filing in such jurisdiction, and (ii) the regulatory authority grants marketing approval based on a filing that contains SP3 patient level data used as pivotal study data. We did not use SP3 patient level data as pivotal study data in our recently approved EU MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our US NDA, as indicated by the FDA in its Complete Response Letter relating to our US NDA for pirfenidone to treat patients with IPF.

In March 2012, following the EU’s grant of marketing approval for Esbriet, Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet in Europe, based on Shionogi’s interpretation of our agreement with Shionogi. In July 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached our agreement with Shionogi by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet in the EU. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement with Shionogi.

Going forward, we do not intend to use Shionogi clinical information, including SP3 patient level data, as pivotal study data in our regulatory filings in the United States or in other jurisdictions. However, should we later elect to do so, and should the relevant regulatory authority grant marketing approval based on a regulatory filing containing such data used as pivotal study data, we may owe a royalty to Shionogi on sales of pirfenidone in such jurisdiction for a specified period of time.

Actimmune

Vidara Asset Purchase Agreement (Actimmune®)

On May 17, 2012, we entered into an asset purchase agreement with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company (collectively, “Vidara”) whereby we agreed to sell to Vidara all of our worldwide development and commercialization rights to Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. The divestiture of our rights to Actimmune was completed on June 19, 2012. The assets purchased by Vidara included certain inventory, assumed contracts, regulatory approvals, promotional materials, records and intellectual property in each case, related to Actimmune. These purchased assets and assumed contracts assigned to Vidara in connection with the divestiture included, among others, the license we acquired from Genentech in 1998 for patents relating to Actimmune and the assignment and option agreement with Connetics Corporation relating to Actimmune. Vidara also assumed certain of our liabilities and obligations arising out of or related to the assumed contracts and Actimmune.

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

2010 Roche Collaboration Agreement (Second-generation Protease Inhibitors)

In December 2010, we entered into an agreement with Roche related to the discovery and development next-generation protease inhibitors for the treatment of HCV. Roche funded all research costs related to these efforts during the period of July 1, 2010 to June 30, 2011. Work under this agreement has concluded and InterMune now owns all rights to the next-generation NS3/4A protease inhibitors developed under this agreement.

Small Molecule HCV Therapeutics

Novartis Corporation. In 2004, we entered into a license agreement with Novartis which granted us the right to discover, develop and commercialize small molecule therapeutic agents against certain HCV targets that are covered by patents owned by Novartis. This agreement provides for the payment of certain milestones and royalties in connection with the development and commercialization of these therapeutic agents, including danoprevir. In connection with our sale of danoprevir to Roche, Roche agreed to assume and pay any future milestones and royalties that may become due under this agreement in connection with the further development and commercialization of danoprevir. The provisions of this license agreement also continue to apply to certain of our pre-clinical HCV compounds.

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

In 2011, we discontinued our HCV development program.

Manufacturing and Supply Arrangements

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

ACIC Fine Chemical, Inc. and Signa C.V. (pirfenidone)

On May 13, 2004, we entered into a purchase agreement with ACIC Fine Chemicals Inc. (ACIC) to supply us with a finite amount of active pharmaceutical ingredient, or API, for the manufacturing of pirfenidone. Under a separate agreement with Signa C.V. (Signa), ACIC sub-contracted the manufacturing of this finite amount of API for pirfenidone to Signa. Under this agreement, we acquired the API for pirfenidone from ACIC on an as-needed purchase order basis.

In January 2009, we entered into a definitive supply agreement with Signa and ACIC for the clinical and commercial supply of the API for pirfenidone, which agreement replaces and supersedes the purchase agreement described above. The supply agreement generally provides for the exclusive supply by Signa and ACIC and the exclusive purchase (except in certain limited circumstances) by us of the API for pirfenidone with respect to the territories where we hold exclusive rights to pirfenidone. Under the terms of this supply agreement, we are not required to make minimum annual purchases. The pirfenidone API will be purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 17, 2008 and will continue for the longer of (i) 10 years thereafter or (ii) seven years from the date of approval of a finished product containing the API for pirfenidone. If Signa and ACIC are not able to supply all of our requirements for the API for pirfenidone, we may purchase the API from a second source third party supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder or in the event the manufacture, use, sale or importation of the API is found to be infringing of a third party’s intellectual property rights and such third party is unwilling to provide either Signa and ACIC or us with a license. In addition, we have the right to terminate the supply agreement in the event it is not commercially reasonable for us to sell or purchase the API or a finished product containing the API. In light of our receipt of marketing authorization of Esbriet in the EU, we have assigned this agreement to InterMune International AG, our wholly-owned subsidiary and European headquarters located in Muttenz, Switzerland.

Catalent Pharma Solutions LLC (pirfenidone)

In September 2009, we entered into a commercial manufacturing agreement with Catalent Pharma Solutions, LLC (Catalent) to process and encapsulate the API for pirfenidone and to supply us with bulk pharmaceutical pirfenidone product for commercial use. The agreement generally provides for the exclusive supply by Catalent and the exclusive purchase (except in certain limited circumstances) by us of the bulk pharmaceutical pirfenidone product with respect to certain territories where we hold exclusive rights to pirfenidone. In the fourth year of the agreement, Catalent’s exclusive supply and our exclusive purchase obligations under the agreement will only apply to 50% of our commercial requirements for the bulk pharmaceutical pirfenidone product in the United States while supply and purchase obligations of the parties under the agreement will be non-exclusive for the other geographical territories subject to the agreement. Furthermore, after the fifth year of the agreement, the supply and purchase obligations of the parties under the agreement will become non-exclusive for all territories subject to the agreement. Under the terms of this agreement, we are not required to make any minimum annual purchases. The bulk pharmaceutical pirfenidone product is required to be purchased by us based upon a rolling forecast. The agreement was made effective as of September 10, 2009 and is scheduled to continue for an initial term of five (5) years from the date of our commercial launch of pirfenidone, if approved by a regulatory agency, subject to renewal. If Catalent is not able to supply all of our requirements for the bulk pharmaceutical pirfenidone product, we may purchase such product from a second source supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder. In light of our receipt of marketing authorization of Esbriet (pirfenidone) in the EU, we have assigned this agreement to InterMune International AG, our wholly-owned subsidiary and European headquarters located in Muttenz, Switzerland.

Boehringer Ingelheim Austria GmbH (Actimmune®)

In January 2000, we entered into an agreement with Boehringer Ingelheim (BI) for the clinical and commercial supply of Actimmune, which has been. amended from time to time, including most recently as of May 15, 2012. In connection with the divestiture of our worldwide rights to Actimmune, the supply agreements with BI were assigned to Vidara.

Patents and Proprietary Rights

Based on our own internal research efforts and observations made during our clinical trials, we have filed numerous patents relating to the safe and effective use of pirfenidone to treat patients with IPF and other diseases. In addition, we have filed for patents on a number of small molecules to treat HCV, pulmonary and fibrotic diseases.

Pirfenidone

The composition of matter patents for pirfenidone expired in the 1990’s. In 2002, we licensed from Marnac and its co-licensor KDL certain worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis covered by certain of their use patents. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Among the patents we purchased under the asset purchase agreements are U.S. Patent Nos. 5,310,562; 5,962,478; 6,090,822, 6,300,349 and related foreign equivalents. Given that U.S. Patent No. 5,310,562 expired in 2011, we will not be able to use this patent to block others from marketing pirfenidone for the treatment of fibrotic disorders in the United States, except to the extent we are able to secure additional intellectual property in connection with novel treatment methods. We also own the European counterpart of U.S. Patent Nos. 5,962,478 and 6,300,349, validated in Germany and the United Kingdom, and have sought extended patent protection for Esbriet through 2021 by filing applications for a Supplemental Patent Certificate in these countries. In addition to the patents we acquired from Marnac and KDL, we have been pursuing additional pirfenidone-related intellectual property including patent rights relating to the safe and effective use of pirfenidone based upon observations from our extensive clinical development of pirfenidone. We currently have five additional patents granted in the EU covering the safe and/or efficacious administration of pirfenidone to IPF patients, as well as 11 issued patents in the United States covering the formulation or uses of pirfenidone. These patents have expiration dates between 2026 and 2030, and we currently anticipate that these patents will provide us with additional market exclusivity in the EU following the expiration of orphan drug status in 2021. Certain of these patents have application beyond the treatment of IPF. Certain of these patents have application beyond the treatment of IPF. We will only enjoy market exclusivity for a particular indication in countries in which we have (i) regulatory exclusivity such as orphan drug status, (ii) new chemical entity data exclusivity, or (iii) patent protection. For a description of certain intellectual property issues relating to the intellectual property we acquired and the other intellectual property we are pursuing, please see “Item 1A. Risk Factors-Following expiration of orphan drug designation in the EU, and if approved for commercial use by the FDA, in the United States, our current intellectual property portfolio may not be sufficient to protect the continued exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF” below.

Actimmune®

In connection with the divestiture of our worldwide rights to Actimmune, all of our intellectual property rights relating to Actimmune were assigned and/or sold to Vidara.

HCV Small Molecules

We hold patent rights related to a variety of small molecules for the potential treatment of HCV, including protease, polymerase and NS5A inhibitors. We invented a series of protease inhibitors in collaboration with Array to which we hold and exclusive license. In late 2004, we purchased from Array its co-ownership rights in patents related to the HCV protease inhibitor, danoprevir, such that we held exclusive ownership rights in the patent applications and issued patents covering danoprevir. We sold the patents we held with Array, as well as certain wholly owned patents, to Roche in connection with our divestiture of danoprevir in 2010.

Competition

Pirfenidone is the only approved therapy in the world for the treatment of IPF. In March 2011, we received marketing authorization for pirfenidone in the EU for use in adults for the treatment of mild to moderate IPF. We launched pirfenidone in Germany in September 2011 under the trade name Esbriet® and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. In addition, we received approval for pirfenidone in Canada in October 2012 and began our commercial launch of Esbriet in Canada in January 2013.

Pirfenidone is also approved for the treatment of IPF in (i) Japan and is marketed by Shionogi under the tradename Pirespa®, (ii) India and is sold by Cipla Ltd. under the trade name Pirfenex®, and (iii) China and is sold by Shanghai Genomics, Inc. There is currently no FDA approved therapy available for the treatment of IPF, however, we are currently conducting an additional Phase 3 clinical trial in IPF known as ASCEND that we currently anticipate will help support approval of pirfenidone to treat IPF in the United States. We believe that the primary competition for pirfenidone in the EU and in the U.S (if pirfenidone is approved by the FDA for the treatment of IPF) will initially consist of off-label use of products that are approved for other indications including corticosteroids and N-acetylcysteine (NAC). The competitive landscape for new IPF products has seen numerous failures but continues to evolve.

In late 2011, a placebo-controlled study conducted by the NHLBI comparing corticosteroids, NAC (N-acetylcysteine) (a generic drug) and Azathioprine (triple therapy) to NAC alone stopped the triple therapy arm of the study due to toxicity. The remaining arm of this trial known as the PANTHER trial, studying NAC- alone versus placebo is underway and completed its enrollment. This PANTHER trial is projected to be completed by late 2013. In 2007, a Phase 3 clinical trial for bosentan was initiated by Actelion Pharmaceuticals, Ltd. (Actelion) and initial results were published in March 2010. Bosentan failed to meet its primary endpoint in this clinical trial and as a result, Actelion has ceased further development of this compound to treat IPF. Actelion also conducted an exploratory study with macitentan, a tissue-targeting endothelin receptor antagonist, in patients with IPF. The results of this macitentan IPF study were announced in August 2011 and the efficacy data did not support conducting a phase 3 IPF study with macitentan since no difference was observed between placebo and macitentan with regard to liver enzyme elevations. In January 2009, Gilead Sciences, Inc. (Gilead) initiated a Phase 3 clinical study of ambrisentan for the treatment of IPF that was halted in December 2010 due to lack of efficacy. In December 2010, Gilead acquired Arresto Biosciences (Arresto) thereby gaining access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. BI has published phase 2 data for BIBF-1120 (nintedanib), a triple kinase inhibitor that has showed potential efficacy at high doses in IPF. Patient enrollment in its Phase 3 trial for BIBF-1120 is complete. Furthermore, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Biogen Idec (acquirer of Stromedix).

Commercial Operations

Esbriet® (Pirfenidone)

To support our commercialization efforts of Esbriet in Europe, we have invested significantly and continue to invest in the establishment of a commercial infrastructure within Europe, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the EU through 2030.

In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. In addition, we continue to prepare for the commercial launch of Esbriet in the other countries in the EU. Specifically, in Italy, we just recently concluded pricing and reimbursement discussions with the AIFA and we expect to promptly announce the details of these discussions in the first quarter of 2013. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet will occur in the first half of 2013. In the UK, the review of Esbriet by the National Institute for Clinical Excellence (NICE) is expected to conclude in March 2013. NICE’s preliminary assessment of Esbriet was unsupportive of Esbriet reimbursement and we are addressing various outstanding issues in preparation for the March 2013 meeting. If NICE decides to support the reimbursement of Esbriet, we currently expect to launch Esbriet as soon as possible with a target to complete the launch in the second quarter of 2013. In addition to launches in these remaining so called “Top 5” EU countries (Italy, Spain and the UK), we expect to launch Esbriet in the Netherlands, Finland and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries. As of January 31, 2013 we had a total of 122 employees in various offices located in Europe. In Europe, Esbriet is expected to be sold primarily through distributors to hospitals and pharmacies.

Actimmune®

During the time we held our development and commercialization rights to Actimmune, while we did not actively promote Actimmune for any indication, we supported the supply and reimbursement of Actimmune for its labeled indications, CGD and severe, malignant osteopetrosis. In the United States, Actimmune is sold primarily to distributors and specialty pharmacies who distribute directly to patients.

Medical Affairs

We have Medical Affairs personnel in the US, Europe and Canada that maintain and provide current, scientific-based information about Esbriet and pulmonology in general for the benefit of heath care providers, patients and caregivers, as well as our employees. Our Medical Affairs team also supports medical education, medical information, and our publication efforts.

Total Revenue by Geographic Region

Our total revenue by region for the years ended December 31 2012, 2011 and 2010, were as follows:

	2012	2011	2010
	(in thousands)
United States (1)	$—	$2,629	$—
Europe and other (2)	26,174	2,778	239,251

Total	$26,174	$5,407	$239,251

(1)	Total revenue excludes amounts related to Actimmune product sales which have been reclassified to discontinued operations.
(2)	Total Europe and other revenue in 2010 includes $175.0 million from the sale of our rights to danoprevir to Roche and the acceleration of $57.3 million of previously deferred revenue related to the termination of our 2006 collaboration agreement with Roche.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. The EMA, or European Medicines Agency, is a centralized body of the EU whose main responsibility is the protection and promotion of public health through the evaluation and supervision of medicines for human use. The EMA coordinates the evaluation and supervision of medicinal products, including our product Esbriet, throughout the 27 EU member states in a network of 42 national competent authorities. With respect to Canada, Health Canada’s Therapeutic Products Directorate (TPD) is the national authority that regulates, evaluates and monitors the safety, efficacy, and quality of therapeutic and diagnostic products available to Canadians.

Product Approval

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

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA or NDA, or as part of a BLA or NDA supplement for approval as a treatment for a new disease if the product is already approved for a disease. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has twelve months in which to complete its initial review of a standard application and respond to the applicant, and eight months for a priority application. The FDA does not always meet its PDUFA goal dates, and in certain circumstances the PDUFA goal date may be extended. The FDA may not act quickly or favorably in reviewing applications, and we may encounter significant difficulties or costs in any efforts to obtain FDA approvals, which could delay or preclude us from marketing our product candidates. The FDA may deny approval of a BLA, NDA or BLA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the BLA, NDA or BLA or NDA supplement does not satisfy the criteria for approval.

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

Post-Approval Regulations

Any products we manufacture or distribute pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with these products. Often, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies and trials. If such post-approval conditions are not satisfied, the FDA may impose civil money penalties, declare the product misbranded or prohibit the introduction of the drug in interstate commerce. In addition, holders of an approved NDA or BLA are required to: report certain adverse reactions to the FDA; comply with certain requirements concerning advertising and promotional labeling for their products; submit drug safety or adverse event reports; and continue to have quality control and manufacturing procedures conform to cGMP after approval.

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and other government agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved product, including withdrawal of the product from the market. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the United States (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in very limited circumstances). The EMA has granted orphan drug designation for Esbriet and therefore we currently expect to have 10 years of market exclusivity as a result of this designation in the EU. We have filed and intend to file for orphan drug designation for those diseases we target that meet the criteria for orphan drug exclusivity. Pirfenidone has been granted orphan drug designation for the treatment of IPF by the FDA and EMA. Although obtaining FDA and EMA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that we will be able to maintain this designation for pirfenidone, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Ex-U.S. Regulations

We are also subject to a variety of regulations and oversight in countries outside of the United States governing medicinal products and medical devices, including with respect to pre- and post-authorization clinical studies, product manufacturing, advertising and promotion, distribution, and safety reporting. Outside of the United States, our ability to market a product generally depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will generally be permitted to commercialize a product if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. In addition, many countries have adopted specific legal frameworks and procedures to enable the supply of unauthorized medicinal products in the context of named patient or compassionate use programs. These programs are subject to different requirements and subject to different rules in the countries where we operate.

In the EU, marketing authorization for medicinal products can be obtained through several different procedures. The centralized procedure allows a company to submit a single application to the EMA, which approves the application if it meets certain quality, safety, and efficacy requirements. A centralized marketing authorization is valid in all EU member states. The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and advanced therapy medicinal products, and optional for certain other products. Unlike the centralized procedure, the national procedure requires a separate application to, and leads to separate approval by, each EU member state. The decentralized procedure allows applicants to file identical applications to several EU member states and receive simultaneous national approvals based on the recognition by EU member states of an assessment by a reference member state, and the mutual recognition procedure similarly is based on the acceptance by EU member states of the assessment and/or authorization of a medicinal product by a reference member state. The making available or placing on the EU market of unauthorized medicinal products is generally prohibited, but EU Member States may exceptionally and temporarily allow the making available of such products to individual patients or a group of patients. Clinical studies must be conducted in accordance with the requirements of the EU Clinical Trial Directive and applicable good clinical practice standards. The time needed to secure approval for medicinal products may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with regulation by the FDA and certain state regulatory agencies as described above.

Irrespective of the different marketing authorization tracks, various additional requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the EU Medicinal Products Directive, as amended by the EU Falsified Medicines Directive aimed at preventing falsified medicines from entering into the legal supply chain. These requirements include compliance with EU equivalent cGMP standards when manufacturing active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

The holder of an EU marketing authorization for a medicinal product must also comply with the EU’s revised pharmacovigilance legislation adopted in 2010, which entered into force in mid-2012 and entails many new and revised requirements for conducting pharmacovigilance, as well as the codification of various existing requirements previously set out in guidance. EU regulators now can, for example, require post-authorization efficacy studies at the time of approval of a medicinal product or afterwards, and require additional monitoring of products placed on the EU market. Compliance with the pharmacovigilance requirements, as well as the requirements of the EU Paediatric Regulation, is subject to the EU Penalties Regulation, which enables the European Commission to impose financial penalties on central marketing authorization holders for violation of specific pharmacovigilance and paediatric requirements. National marketing authorization holders may be subject to civil, criminal or administrative sanctions in case of non-compliance with the EU requirements applicable to the manufacturing and marketing of medicinal products.

Our international business activities face a variety of additional legal and compliance requirements. For example, our interactions with health care professionals are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We are also subject to applicable anti-bribery laws in the countries in which we operate, such as the U.K. Bribery Act of 2010, or the UK Bribery Act, which became effective on July 1, 2011. The UK Bribery Act prohibits companies which do business with the United Kingdom and their employees and representatives from giving, offering, or promising bribes to any person, including non-UK government officials, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies may be held liable for failing to prevent employees and persons associated with the company from violating the Act. Other countries in which we operate have enacted similar laws. We have ongoing efforts that are designed to ensure our compliance with these laws, including training, policies, procedures, and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third party agents, although we may be liable for their actions. Any violation of these laws may result in civil and criminal penalties, and could have a material adverse impact on our business.

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration and, if adopted, could lead to additional and stricter requirements and penalties in the event of non-compliance.

Additional requirements and restrictions regarding, among other things, the export and importation of products, intellectual property rights, the environment, taxation and work safety apply in individual countries, and non-compliance with such requirements may result in civil, criminal or administrative sanctions.

Pharmaceutical Pricing and Reimbursement

In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of a product. Even with studies, our product may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part.

While we do not currently have any products approved for sale in the U.S. market, we expect that there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products in the U.S. profitably.

Outside of the United States, political, economic and regulatory developments are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various European countries we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. In certain EU Member States, reimbursement is provided for unauthorized products provided through national named patient or compassionate use programs. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or are terminated. In other EU Member States, authorization and reimbursement policies may also delay commercialization of our products, or may adversely affect our ability to sell our products on a profitable basis.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could have a material adverse effect on our ability to operate profitably in the EU.

United States Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, together the Healthcare Reform Act, was adopted in the United States. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also makes changes to the Medicaid Drug

Rebate Program, discussed in more detail below, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall, which could impact our future sales, business and financial condition.

Freedom of Information Requests

We are also subject both in the U.S. and ex-U.S. to various regulatory schemes regarding freedom of information requests. For example, in September 2012, we were notified by the EMA that we had received a request in accordance with Regulation 1049/2001/EC regarding public access to documents held by institutions of the EU, for important aspects of our Esbriet MAA. We subsequently learned from EMA that the requestor of this information is a potential competitor with an ongoing Phase 3 clinical trial in IPF. In October 2012, we lodged an objection with EMA protesting the disclosure of non-public commercially sensitive information contained in its MAA. In January 2013, the EMA rejected our protest. In February 2013, we filed an application with the General Court of the EU, challenging the decision of the EMA to disclose the information contained in our MAA that we consider commercially confidential. There can be no assurance that we are successful in our application to challenge the decision of the EMA or that we won’t in the future receive similar requests in the EU or domestically.

Research and Development

Our research and development expenses were $106.6 million, $75.0 million and $67.5 million for the years ended December 31, 2012, 2011 and 2010.

Facilities

All of our facilities and long-lived assets are located in the United States, Europe and Canada. Our facilities in the United States currently consist of approximately 71,000 square feet of office space located at our headquarters at 3280 and 3260 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this facility. In July 2010, we extended the lease agreement on our current facility for an additional term that expires in April 2016. We also currently maintain offices located in Muttenz, Switzerland, our European headquarters; Berlin, Germany; Milan, Italy; Paris, France; London, England; Madrid, Spain; Stockholm, Sweden; Vienna, Austria; Utrecht, the Netherlands; and Ontario, Canada. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate expansion of our operations, in the U.S., Europe and Canada.

Employees

As of January 31, 2013, we had 269 full-time employees, of which, 122 are located in Europe. Of the full-time employees, 86 were engaged in research and development and 183 were engaged in selling, general and administrative positions. We believe that we have good relationships with our employees.

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

Executive Officers of the Registrant

The following table provides information regarding our executive officers and key employees as of February 15, 2013:

Name	Age	Title
Daniel G. Welch	55	Chairman, Chief Executive Officer and President
Paul D. Arata	57	Senior Vice President, Human Resources and Administration
Giacomo Di Nepi	59	Senior Vice President and Managing Director, Europe
John C. Hodgman	58	Senior Vice President of Finance and Chief Financial Officer
Jonathan A. Leff	55	Executive Vice President, Research and Development
Sean P. Nolan	45	Executive Vice President and Chief Business Officer
Robin J. Steele, Esq.	57	Senior Vice President, General Counsel and Corporate Secretary

Daniel G. Welch. Mr. Welch has served as our Chairman, Chief Executive Officer and President since May 2008. Prior to that, Mr. Welch served as our Chief Executive Officer and President and a member of our board of directors since September 2003. From March 2003 to September 2003, Mr. Welch served as a consultant to Warburg Pincus LLC, a global equity investor. From August 2002 to January 2003, Mr. Welch served as chairman and chief executive officer of Triangle Pharmaceuticals, Inc., a pharmaceutical company. From October 2000 to June 2002, Mr. Welch served as president of the pharmaceutical division of Elan Corporation, PLC, a pharmaceutical company. From September 1987 to August 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo and its predecessor companies Sanofi and Sterling Winthrop, including vice president of worldwide marketing. From November 1980 to September 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply. He currently serves on the Board of Directors of two public companies, Seattle Genetics, Inc., a biotechnology company, and Hyperion Therapeutics, Inc. a biopharmaceutical company, and is also a director of one private company. Mr. Welch holds a B.S. from the University of Miami and an MBA from the University of North Carolina.

Paul D. Arata. Mr. Arata has served as our Senior Vice President, Human Resources and Administration since July 2012. From August 2009 until July 2012, Mr. Arata served as Senior Vice President of Human Resources and Administration at Celera Corporation, a biotechnology company, and previously as Vice President of Human Resources and Administration at Celera Corporation since February 2008. Prior to joining Applied Biosystems’ Celera Group, Mr. Arata held various human resources positions with Applied Biosystems from 2001 to 2008, most recently serving as Vice President of Human Resources and Site Services. Prior to joining Applied Biosystems, Mr. Arata held various human resources and administrative and management roles with Charles Schwab & Co., Inc., SBC Communications Inc. and Pacific Telesis Group. Mr. Arata holds a B.S. from Saint Mary’s College.

Giacomo Di Nepi. Mr. Di Nepi has served as InterMune’s Senior Vice President and Managing Director, Europe since October 2009. Previously, he served as a consultant to InterMune on European commercial strategy. From 2006 to 2008, Mr. Di Nepi was CEO of Takeda Pharmaceuticals, Europe, based in London, with responsibility for Takeda’s European business, its geographic expansion and the setup of its newly formed European Headquarters. Between 1996 and 2006, he was with Novartis in Europe and the United States, most recently in Switzerland as Global Head of the Transplantation, Immunology and Infectious Diseases Business Unit, with direct responsibility from Development to Sales. He previously served as CEO of Novartis Italy and in Marketing and Sales roles in the U.S. subsidiary. From 1980 to 1996, Mr. Di Nepi was a Partner with McKinsey & Co. and was responsible for the Italian and a Core Member of the Global Pharmaceutical Practice. He served as Vice President of Farmindustria, the Italian Industry Association, and a member of the EFPIA Heads of Europe Committee. Mr. Di Nepi holds a degree in Economics from Bocconi University, Milan, Italy and an MBA from INSEAD, Fontainebleau, France.

John C. Hodgman. Mr. Hodgman has served as our Senior Vice President of Finance and Chief Financial Officer since August 2006. Prior to joining InterMune, Mr. Hodgman served as President and Chief Executive Officer of Aerogen, Inc. from June 2005 to October 2005 until its acquisition by Nektar. From August 1998 to December 2005, he served as President and Chief Executive Officer of Cygnus, Inc. and he served as Chairman of the Board of Cygnus from August 1999 to November 2008. Mr. Hodgman also served as Vice President of Finance, Chief Financial Officer of Cygnus from August 1994 to August 1998 in addition to serving as President of Cygnus’ Diagnostic Division. He currently serves on the Board of Directors of Sarepta Therapeutics, Inc. (formerly AVI BioPharma, Inc.), a biopharmaceutical company. Mr. Hodgman holds a B.S. from Brigham Young University and an M.B.A. from the University of Utah.

Jonathan A. Leff. Dr. Leff has served as our Executive Vice President, Research and Development since February 2012. Prior to InterMune, he served as Chief Medical Officer from February 2011 at KaloBios Pharmaceuticals, Inc., a biotechnology company, and previously served as Vice President and Chief Medical Officer at Halozyme Therapeutics, Inc., a biopharmaceutical company. Prior to joining Halozyme in 2009, he was Vice President and Global Head of Inflammation Clinical Development at Roche, where he managed the worldwide clinical development programs for MabThera®/Rituxan®, ocrelizumab, and Actemra®. From 2002 to 2007, Dr. Leff held various positions at Amgen, including Vice President, North American Medical Affairs, where he led the medical affairs department, and was responsible for oversight of post-registration studies in multiple therapeutic areas. From 1994 to 2002, Dr. Leff served at Merck, where he performed Phase 1-4 clinical studies of Singulair®. From 1984 to 1994, he trained in Internal Medicine, Pulmonary and Critical Care and served in various positions at the University of Colorado, Denver, including director of the Outpatient Pulmonary Clinic. Dr. Leff holds a B.S. in Chemistry from the University of Pennsylvania, and received his M.D. from the University of Pennsylvania School of Medicine.

Sean P. Nolan. Mr. Nolan has served as our Executive Vice President and Chief Business Officer since February 2013. Prior to InterMune, Mr. Nolan served as Vice President and Chief Commercial Officer at Reata Pharmaceuticals Inc., a pharmaceutical company, from August 2011 to December 2012. Starting in 2004, he served as Vice President, Marketing and Sales Operations at Ovation Pharmaceuticals, a pharmaceutical company. In 2009, Ovation was acquired by the Danish pharmaceutical company H. Lundbeck and, after leading the company integration process, Mr. Nolan served as Chief Commercial Officer and then President of the newly created U.S. entity of Lundbeck from April 2009 to October 2010. Mr. Nolan received a Bachelor of Science degree in Biology from John Carroll University.

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

Risks Related to Our Dependence on Pirfenidone

We are dependent on the commercial success of Esbriet (pirfenidone) for the treatment of IPF in the European Union, other European countries and Canada, and on the regulatory approval of pirfenidone for the treatment of IPF in the United States, which may never occur.

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

We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. On January 2, 2013, we began our commercial launch of Esbriet in Canada. In Italy, we just recently concluded pricing and reimbursement discussions with the Italian Medicines Agency (AIFA) and we expect to promptly announce the details of these discussions in the first quarter of 2013. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet in Spain will occur by mid-2013. Furthermore, we currently plan to conclude the discussions with the authorities in the United Kingdom in March 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter, if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in the Netherlands, Finland and Ireland by mid-2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries.

Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success is dependent on the continued development of our commercial operation in Europe to successfully commercialize Esbriet in the EU, as well as obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States, and, if approved by the FDA, successfully commercializing pirfenidone in the United States. If we do not successfully commercialize Esbriet in the EU and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed. We may not succeed in our commercial efforts in the EU, or, if approved by the FDA, in the United States, or we may never receive regulatory approval in the United States for pirfenidone, any of these will have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of Esbriet in one or more of the EU member states, including as a result of obtaining unfavorable pricing and/or reimbursement, which could negatively affect our stock price. We may also experience delays in obtaining regulatory approval in the United States for pirfenidone, if it is approved at all and our stock price may be negatively affected.

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

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States and initiated an additional Phase 3 clinical trial known as the “ASCEND” trial during the second quarter of 2011. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with forced vital capacity, or FVC, as the primary endpoint. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 weeks) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Consistent with our prior interactions with the FDA in connection with our CAPACITY clinical trials, the FDA indicated a preference for a mortality endpoint.

Whether data from our ASCEND trial when combined with the data from our CAPACITY trials will be sufficient to obtain FDA approval of pirfenidone for the treatment of IPF will depend on the results from the trial and be the subject of review by the FDA at the time of our anticipated NDA resubmission. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to sell Esbriet in the United States. Further, the publicity of a failure to obtain FDA approval for pirfenidone may negatively affect the sales of Esbriet in the EU and/or may be considered by EU regulatory agencies when assessing reimbursement for pirfenidone, which may lead to a reduction in the amount of reimbursement amounts in certain countries. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EU. Because of our dependence on the commercial success of Esbriet in the EU, a negative outcome in the ASCEND trial or a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations.

We have currently priced Esbriet in Germany and France as well as Austria, Belgium, Denmark, Iceland, Luxembourg, Norway and Sweden and have developed estimates of anticipated pricing in other countries in Europe. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. In July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 11% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

In addition, in April 2012, the Transparency Commission of the French National Health Authority, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, issued a favorable opinion for the reimbursement of Esbriet® by French National Health Insurance. The Transparency Commission noted that no other treatment provided evidence of a clinical benefit in IPF and considering all available information, Esbriet was granted an Amélioration du Service Medical Rendu (“ASMR”) rating of level IV. ASMR is a rating of added clinical value in comparison with existing therapies. The Transparency Commission focused on the risk/benefit ratio for assessing the actual medical benefit (SMR), and rated it as “Low.” In general the recommended reimbursement rate by France’s National Social Security for a product with “Low” SMR rating is 15%. However, diseases requiring a long-term, expensive treatment may be classified as ALD (Affection de Longue Durée—Long Term Diseases) in France. With respect to ALD, patients are fully reimbursed by the National Social Security for most costs related to these diseases (hospitalizations, lab tests, medicines, etc.), regardless of the SMR rating for such medicines (as long as it is not a SMR rating of “Insufficient”). The ALD program covers more than 100 specific diseases, reported either in an explicit list of 30 disease categories or in an additional “catch all” category for other serious, expensive diseases lasting more than six months. Examples of the broad disease categories are cancers, cystic fibrosis and multiple sclerosis. The official list of illnesses classified as ALD is reviewed annually by the government and the determination of whether a patient in France has an ALD will be made by the patient’s physician in collaboration with the health authority. Most orphan diseases are directly or indirectly recognized as ALD. IPF is not included on the explicit list of the 30 diseases classified as ALD. We expect that IPF will fall into the ALD “catch all” category for other serious, expensive diseases lasting more than six months. If the criteria for the “catch all” category changes and/or if IPF does not qualify as an ALD, IPF patients may not be fully reimbursed for the use of Esbriet for the treatment of IPF which may lead to decrease in Esbriet utilization and negatively impact our ability to generate revenue from Esbriet sales in France.

In November 2012, the National Institute for Health and Clinical Excellence (“NICE”), a health authority of the English National Health Service (“NHS”) responsible for providing guidance to the NHS in England and Wales on the standards of care that local providers are expected to deliver, issued its provisional recommendations on the use of Esbriet for the treatment of IPF. NICE’s provisional recommendation was not to recommend pirfenidone for use on the NHS in England and Wales. A final review of Esbriet by NICE is expected to occur in March 2013, and, if NICE decides to support the reimbursement of Esbriet, we currently expect to launch in the UK as soon as practicable thereafter.

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

Effective February 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. In January 2013, we began our commercial launch of Esbriet in Canada. In Italy, we just recently concluded pricing and reimbursement discussions with the AIFA and we expect to promptly announce the details of these discussions in the first quarter of 2013. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet in Spain will occur in by mid-2013. Furthermore, we currently plan to conclude the discussions with the authorities in the United Kingdom in March 2013, and, depending on the outcome of such discussions, make Esbriet available in the United Kingdom as soon as practicable thereafter, if appropriate. In addition to launches in the remaining so called “Top 5” EU countries, we expect to launch Esbriet in the Netherlands, Finland and Ireland by mid-2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

In addition, we still are only in the early stages of commercialization of Esbriet in Germany and have only just begun our commercial sales in Austria, Belgium, Canada, Denmark, France, Iceland, Luxembourg, Norway and Sweden and continue to have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EU is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EU, which levels may fall well below our current expectations.”

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, in July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet® (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 11% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact revenue from Esbriet in Germany. Although we cannot predict the full effects on our business of the implementation of the healthcare reform bill in the United States, it is possible that this legislation or other similar legislation will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. These new and any future cost-control initiatives could decrease the price that we would receive for Esbriet, if approved for use in the United States, or any other products that we may develop in the future, which would reduce our revenue and potential profitability.

If we are unable to enter a complete settlement agreement with Shionogi or if the terms of a complete settlement agreement are materially different from the parties’ prior agreement, our expenses associated with sales of Esbriet in the European Union may increase and our ability to generate net income from Esbriet sales will be adversely affected.

In July 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached our agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the EU. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi sought, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi for all sales of Esbriet (pirfenidone) in the EU. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that we have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S.

While we and Shionogi expect to promptly enter into a complete settlement agreement consistent with the material terms specified above, there can be no assurance that the parties will enter into the complete settlement agreement on such terms in a prompt manner, or at all. Further, even though the current agreement is intended to be enforceable against both parties, it is possible that Shionogi may decide to seek additional or different terms than previously agreed upon. If either of those events were to occur, we may have to seek a court order to enforce the terms of our February 2013 agreement requiring further expense and management resources, and in the event of a negative outcome we may be required to pay royalties or make other payments to Shionogi that would increase our expenses associated with sales of Esbriet in the EU and adversely affect our ability to generate net income.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto gaining Gilead access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has recently presented phase 2 data for BIBF-1120, a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment in its trial is complete. Furthermore, there are seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Biogen Idec (acquirer of Stromedix)). Finally, the PANTHER trial, sponsored by the National Institutes of Health and evaluating NAC (N-acetylcysteine) (a generic drug) versus placebo, is underway and completed its enrollment. If the results of such trial are positive, NAC, especially given that it is a generic drug, may create strong competition, especially in Europe, and create pressure on volume and prices of our Esbriet franchise. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

In particular, we experienced a delay in the completion of our enrollment in our ASCEND clinical trial resulting from slower than anticipated patient enrollment. Our development costs will further increase if we have further material delays in our current clinical trial for pirfenidone or if we need to perform more or larger clinical trials than as may be initially planned for future product candidates. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

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

Our CAPACITY trials were conducted without a SPA with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain a SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1 and CAPACITY 2 based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint and reviewed the effect of pirfenidone not only based on FVC change but also based on the totality of the data, including the effect of pirfenidone on all of the specified efficacy endpoints as well as the safety data to help determine the risk-benefit profile of pirfenidone in IPF patients. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. Therefore, we did not replicate the efficacy of pirfenidone for the treatment of IPF in a second pivotal study. Moreover, because the data base for the Shionogi Phase 3 study was not included in our NDA, the FDA did not consider this study to support the efficacy of pirfenidone. Rather the adequacy of our application to support the efficacy of pirfenidone for the treatment of IPF was determined by the FDA during the review of our NDA. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 support the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view and decided that such data does not adequately support approval of our NDA filing and issued to us a Complete Response Letter on May 4, 2010 requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. We began a new Phase 3 clinical study, the ASCEND trial, during the second quarter of 2011. We did not obtain a SPA agreement with the FDA with respect to the ASCEND trial. The results of this Phase 3 clinical trial may not be satisfactory to the FDA to receive regulatory approval. For additional information related to the risk of the Phase 3 clinical study, please see the risk factor under the caption “Risks Related to Our Dependence on Pirfenidone—We have initiated the ASCEND Phase 3 clinical trial to support potential FDA approval of pirfenidone for the treatment of IPF, the results of which may fail to demonstrate to the FDA sufficient efficacy of pirfenidone and may have a negative effect on sales of Esbriet in the European Union.”

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

If we market product in the United States in the future, we will be subject to various federal and state laws pertaining to health care “fraud and abuse” including anti-kickback laws and false claims laws. Subject to certain exceptions, the anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal and state and third-party payment for our products, and the sale and marketing of our products, could become subject to scrutiny under these laws. In addition, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their “off-label” promotion of drugs.

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

We do not have the resources, facilities or experience to manufacture our product or any of our product candidates ourselves. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA, the EU and foreign regulatory authorities must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA-approved manufacturing facilities for the manufacture of Esbriet for commercial purposes. We have a long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for Esbriet active pharmaceutical ingredient and a contract with Catalent for the manufacture of the drug product for Esbriet. However, if we do not perform our obligations under these agreements, these agreements may be terminated.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any of our issued patents or those of our licensors will be valid and enforceable;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	our ability to obtain additional patent protection will not be adversely impacted as a result of various regulatory matters that may cause certain of our proprietary data to become public;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have a material adverse effect on our business.

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

Others have filed and in the future may file patent applications covering uses and formulations of pirfenidone, or other products in our development program. If a third party has been or is in the future issued a patent that blocked our ability to commercialize any of our products, alone or in combination, for any or all of the diseases that we are targeting, we would be prevented from commercializing that product or combination of products for that disease or diseases unless we obtained a license from the patent holder. We may not be able to obtain such a license to a blocking patent on commercially reasonable terms, if at all. If we cannot obtain, maintain and protect the necessary proprietary rights for the development and commercialization of our products or product candidates, our business and financial prospects will be impaired.

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

We have five granted patents and a number of pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is expected to provide patent protection in Europe until 2030, and includes a granted patent that relates to the effect of food on the pharmacokinetics and safety of Esbriet, which expires in late 2026, a granted patent which relates to the safe and efficacious usage of Esbriet in patients who develop elevation in liver transaminase levels, which expires in late 2029, a granted patent relating to the titration of the dosing of Esbriet at the initiation of therapy, which expires in late 2027, a granted patent relating to the safe usage of Esbriet with respect to fluvoxamine that expires in 2030, and a granted patent relating to the safe usage of Esbriet with respect to smoking that expires in 2030. We also have 11 issued patents in the United States relating to the formulation or safe and/or effective use of Esbriet in IPF patients, and a number of pending U.S. patent applications. In addition we have numerous pending patent applications under active prosecution in other foreign jurisdictions. The laws regarding patentability and enforceability of patents such as ours varies on a country by country basis.

These patents can be challenged by our competitors in various jurisdictions who may argue such patents are invalid or unenforceable, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Additionally, even if the validity of these patents were upheld in a patent challenge, a court may refuse to stop the other party from practicing the activity at issue on the ground that its activities are not covered by our patents. Any of these outcomes would limit our ability to exclusively market pirfenidone for the treatment in adults of mild to moderate IPF in the EU, and if approved for commercial use by the FDA, in the United States, as well as certain other countries where we have filed for patent protection. Furthermore, the recently enacted America Invents Act (AIA), which reformed certain patent laws in the U.S., may create additional uncertainty regarding patents. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.

If we breach our agreement with Shionogi, our ability to develop and commercialize pirfenidone in other jurisdictions may be impaired.

In February 2010, we entered into an agreement with Shionogi that gives us an option to exercise a license for access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used, along with other Shionogi clinical study information, as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. While we do not currently intend to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions, we may elect to do so at a later point in time. Should we breach our agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.1 billion at December 31, 2012. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. Through June 2012, we generated revenue primarily through the sale of Actimmune; however, in June 2012, we divested all of our Actimmune assets. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We initiated our commercial launch of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, France, Iceland, Luxembourg, Norway and Sweden and we currently plan to initiate commercial launches in additional countries in the EU in 2013. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

As of January 31, 2013, we had 269 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have a significant amount of indebtedness. As of January 31, 2013, we had $18.4 million of outstanding indebtedness under our 2015 Notes, $155.3 million of outstanding indebtedness under our 2018 notes, and $120.75 million of outstanding indebtedness under our newly issued convertible senior notes due 2017. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of our existing notes; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2012, our annual debt service obligation on our existing notes was $8.1 million. In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.75 million aggregate principal amount of 2.50% convertible senior notes due 2017 (“Convertible Note Offering”). We used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”). Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. As a result of the repurchase of our 2015 Notes, our annual debt service obligation commencing fiscal 2013 will be $7.8 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

Because we do not now and may never have enough shares of common stock authorized to settle the conversion obligations of our notes solely in shares of common stock, we may be required to settle conversion of the notes in cash or a combination of cash and shares of common stock, and we may not have sufficient funds to do so.

The maximum number of shares of our common stock into which our notes may be convertible currently exceeds the number of authorized and unreserved shares of common stock available for us to issue upon conversion of the notes. In order to increase the number of shares of common stock we are authorized to issue, we must obtain the approval of stockholders holding a majority of our outstanding shares of common stock. We intend to seek approval from the requisite stockholders of our company to increase our total authorized shares by at least an amount necessary to reserve enough shares to satisfy our conversion obligations with respect to our outstanding notes solely in shares of common stock at a future annual or special meeting of our stockholders (or any adjournment thereof). There can be no assurance that such stockholder approval will be obtained promptly or at all. Without stockholder approval, we may be unable to settle conversions entirely or partially in shares of common stock, and may have to elect to satisfy conversion obligations in cash or a combination of cash and shares of common stock. We may not have sufficient funds to settle conversion in cash and the failure to comply with our conversion obligations would constitute an event of default under our notes.

In addition, so long as we do not have sufficient reserves of our common stock in order to settle the conversion of our notes solely in stock, the conversion option that is part of the notes may be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. Under such standards, for each financial statement period after issuance of the notes, if we do not then have sufficient reserves of our common stock in order to settle the conversion of the notes solely in stock, a gain (or loss) would be reported in our consolidated statement of operations to the extent the valuation of the conversion option changes from the previous period, which could result in significant volatility in our results of operations. This could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.

We may not have the ability to raise the funds necessary to finance any required repurchases of our existing notes, which would constitute an event of default under our indentures.

If a fundamental change occurs under our indenture for the 2017 notes or 2018 notes or if a designated event, such as the termination of trading of our common stock on The NASDAQ Global Select Market or a specified change of control transaction, occurs under our 2015 notes indenture prior to their applicable maturities, we may be required to repurchase all or part of our 2017 notes and 2018 notes and 2015 notes, respectively. While the 2015 notes indenture would allow us in certain circumstances to pay the redemption price for the 2015 notes in shares of our common stock if a designated event were to occur, the 2017 notes indenture and the 2018 notes indenture would not allow us to pay the applicable repurchase prices in shares of our common stock if a fundamental change were to occur. We may not have sufficient funds to pay the repurchase prices for all the notes tendered.

We have not established a sinking fund for payment of our outstanding notes, nor do we anticipate doing so. In addition, we may in the future enter into credit agreements or other agreements that may contain provisions prohibiting redemption or repurchase of the existing notes under certain circumstances, or may provide that a designated event or fundamental change constitutes an event of default under that agreement. If a designated event, with respect to the 2015 notes, or a fundamental change, with respect to the 2017 and 2018 notes, occurs at a time when we are prohibited from repurchasing or redeeming the existing notes, we could seek a waiver from the holders of these notes or attempt to refinance these notes. If we were not able to obtain consent, we would not be permitted to repurchase or redeem the existing notes. Our failure to repurchase or redeem tendered notes would constitute an event of default under the 2015 notes indenture, the 2017 notes indenture and the 2018 notes indenture, which might constitute a default under the terms of our other indebtedness.

We may fail to meet our publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value and affect the trading price of our common stock and outstanding notes.

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

•	lower than anticipated sales of Esbriet in the EU, other European countries and Canada;

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

•

failure to enter into a complete settlement agreement with Shionogi relating to the complaint filed by Shionogi against us or the entry into a settlement agreement on terms less favorable than those previously agreed to, or other negative developments with regard to our relationship with Shionogi;

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

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the trading price of the notes.

We have identified a material weakness in our internal control over financial reporting and if we fail to remediate this weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on our common stock price and the trading price of our outstanding notes.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and based on our assessment using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. In connection with our sale of Actimmune in June 2012, we failed to correctly record an intraperiod tax allocation, which resulted in the restatement of our financial results for the three and six month periods ended June 30, 2012 and 2011 and the three and nine month periods ended September 30, 2012 and 2011. As a result, we identified a control deficiency relating to a failure to completely review the tax consequences of complex and infrequent transactions. We have developed and began implementing a remediation plan for this material weakness, which we expect to strengthen our internal controls over financial reporting.

Despite our expectations regarding our remediation plan, our remediation plan may not be effective to fully remediate the internal control weakness. We cannot assure that you our remediation efforts will be successful or that a similar material weakness will not recur, nor that we will able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Commission. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our notes.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the market price of our common stock and, in turn, the trading price of the notes.

Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, including shares issued upon the exercise of outstanding options or conversions of our outstanding notes, or the perception that these sales might occur, could cause the market price of our common stock to decline and, in turn, the trading price of our notes may decline, or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity or equity-related securities.

We may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt-to-equity, to satisfy our obligations upon the exercise of options, upon conversion of our existing notes or for other reasons. No prediction can be made as to the effect, if any, that future sales or issuance of shares of our common stock or other equity securities, or the availability of shares of our common stock or such other equity securities for future sale or issuance, will have on the market price of our common stock.

We have filed registration statements covering the approximately 7.5 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of January 31, 2013.

The issuance of shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by the our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended December 31, 2012, the closing price of our common stock on The NASDAQ

Global Select Market ranged from a high of $17.37 in January 2012 to a low of $7.21 in August 2012. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

Because our outstanding notes are convertible into shares of common stock, volatility or depressed market prices of our common stock could have a similar effect on the trading price of the notes. Holders who receive shares of our common stock upon conversion of the notes will also be subject to the risk of volatility and depressed market prices of our common stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock and the trading price of the notes.

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

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. As a result, holders who convert their notes and receive shares of our common stock, if any, will not realize a return on their investment unless the market price of our common stock appreciates, which we cannot assure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities currently consist of approximately 56,000 square feet of office space located at our headquarters at 3280 Bayshore Boulevard, Brisbane, California. In December 2000, we entered into a ten-year lease for this building, subsequently extended for an additional five years. In May 2006, we entered into an amendment to our existing lease to expand our existing office and laboratory space by approximately 15,000 square feet on the first floor of 3260 Bayshore Boulevard, Brisbane, California. In July 2010, we extended the lease agreement on our current facilities for an additional term that expires in April 2016. In 2011 we signed a lease agreement for the new location of our European headquarters in Muttenz, Switzerland, where we moved to in February 2012, which expires in approximately 5 years. We also currently maintain offices located in Berlin, Germany; Milan, Italy; Paris, France; London, England; Madrid, Spain; Stockholm, Sweden; Vienna, Austria; Utrecht, the Netherlands; and Ontario, Canada and expect to enter into future lease agreements where we have established additional subsidiaries. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or to accommodate expansion of our operations.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government is pursuing a cross-appeal regarding Dr. Harkonen’s sentence. The Ninth Circuit appeal was argued on December 6, 2012 and is awaiting decision. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

In late 2009, Arch advised us that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage for the excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and we submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse us for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised us that Dr. Harkonen’s defense fees and costs had exhausted the $5.0 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s continuing defense. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by us pursuant to the terms of the Indemnity Agreement. We expect amounts to be paid by us to continue into the future until the Criminal Action is finally adjudicated; however, we are unable to predict what our total liability could be with any degree of certainty.

Shionogi

In March 2012, following the EU’s grant of marketing approval for Esbriet (pirfendidone), Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet (pirfenidone) in Europe, based on Shionogi’s interpretation of our agreement with Shionogi. In July 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our Marketing Authorization Application and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet® (pirfenidone) in the European Union. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of pirfenidone (Esbriet®) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement with Shionogi.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the initial public offering of our common stock, $0.001 par value, on March 24, 2000, our common stock has traded on The NASDAQ Global Select Market under the symbol “ITMN.”

The following table sets forth the high and low sales prices of our common stock, as reported on The NASDAQ Global Select Market for the fiscal periods indicated:

Fiscal Year:	High	Low
2012
First Quarter	$17.37	$12.25
Second Quarter	15.52	9.66
Third Quarter	12.77	7.21
Fourth Quarter	10.40	7.80
2011
First Quarter	$47.19	$35.09
Second Quarter	51.08	32.71
Third Quarter	37.15	20.20
Fourth Quarter	26.36	10.99

As of January 31, 2013, we had 216 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2007 through December 31, 2012 in comparison to the cumulative return on the NASDAQ Composite and the AMEX Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2007.

	Base period December 2007	Years Ending December 31,
Company/Index		2008	2009	2010	2011	2012
InterMune, Inc.	100	$79.37	$97.82	$273.07	$94.52	$72.69
NASDAQ Composite	100	59.03	82.25	97.32	98.63	110.78
AMEX Biotechnology Index	100	82.28	119.79	164.99	138.77	196.70

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we made no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data that appears below has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Annual Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited financial statements not included in this Report.

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

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008(1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue, net:
Esbriet	$26,174	$2,778	$—	$—	$—
Collaboration revenue	—	2,629	239,251	23,272	18,272

Total revenue, net	26,174	5,407	239,251	23,272	18,272
Costs and expenses:
Cost of goods sold	8,916	1,406	—	—	—
Research and development	106,571	74,973	67,470	89,138	104,084
Acquired research and development and milestone payments(2)	—	—	—	15,250	—
General and administrative	105,295	89,463	55,024	37,039	30,260
Restructuring charges	—	—	1,300	697	—

Total costs and expenses	220,782	165,842	123,794	142,124	134,344

(Loss) income from operations	(194,608)	(160,435)	115,457	(118,852)	(116,072)
Loss on extinguishment of debt	—	—	—	(11,014)	(1,294)
Interest income	586	556	571	1,727	5,616
Interest expense	(8,927)	(6,408)	(8,399)	(10,129)	(13,156)
Other income (expense)	(373)	(658)	1,599	6,393	(2,087)

(Loss) income from continuing operations before income taxes	(203,322)	(166,945)	109,228	(131,875)	(126,993)
Income tax expense (benefit)	(18,633)	(4,594)	76	(4,824)	(8,199)

(Loss) income from continuing operations	(184,689)	(162,351)	109,152	(127,051)	(118,794)
Income from discontinued operations, net of taxes(3)	34,608	7,577	13,222	11,031	12,298

Net (loss) income	$(150,081)	$(154,774)	$122,374	$(116,020)	$(106,496)

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008(1)
	(In thousands, except per share data)
Per common share:
Continuing operations – basic	$(2.83)	$(2.70)	$2.02	$(2.86)	$(3.05)
Discontinued operations – basic	0.53	0.12	0.24	0.24	0.32

Net (loss) income – basic	$(2.30)	$(2.58)	$2.26	$(2.62)	$(2.73)

Continuing operations – diluted	$(2.83)	$(2.70)	$1.77	$(2.62)	$(2.73)
Discontinued operations – diluted	0.53	0.12	0.22	—	—

Net (loss) income – diluted	$(2.30)	$(2.58)	$1.99	$(2.62)	$(2.73)

Shares used in computing basic net income (loss) per share	65,184	60,100	54,202	44,347	38,982

Shares used in computing diluted net income (loss) per share	65,184	60,100	61,377	44,347	38,982

	As of December 31,
	2012	2011	2010(1)	2009(1)	2008(1)
	(In thousands)
Balance sheet data:
Cash, cash equivalents and available-for-sale securities(4)	$307,986	$425,110	$295,073	$99,604	$154,713
Working capital	274,980	409,047	231,482	59,520	96,680
Total assets	363,466	472,623	305,147	114,727	171,810
Long-term obligations	240,250	240,250	85,000	125,524	155,085
Accumulated deficit	(1,097,950)	(947,869)	(793,095)	(915,469)	(799,449)
Total stockholders’ equity (deficit)	$66,317	$198,168	$149,300	$(105,800)	$(110,371)

(1)	On January 1, 2009, we adopted Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 470 (“ASC 470”), formerly APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). The adoption required retrospective application; therefore, our previously reported net loss for the year ended December 31, 2008 has been adjusted to reflect additional interest expense of $8.6 million, or $0.22 per share. The retrospective adoption of ASC 470 decreased the debt issuance costs included in other assets by an aggregate of $0.4 million; decreased convertible senior notes included in long-term liabilities by $14.9 million; and decreased total stockholders’ deficit by $14.5 million as of December 31, 2008.
(2)	These charges represent acquired research and development and milestone payments for projects that were in development, had not reached technical feasibility and had no foreseeable alternative future uses at the time of acquisition or when the milestone became payable. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 6 of the Notes to Consolidated Financial Statements.
(3)	The operating results related to Actimmune product sales have been reclassified to discontinued operations for all periods presented.
(4)	Includes $12.7 million and $17.5 million of non-current available-for-sale securities as of December 31, 2009 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. We have an advanced-stage product candidate in pulmonology, pirfenidone, that was granted marketing authorization effective February 2011 in all 27 member countries of the European Union (“EU”) for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis (“IPF”). For information relating to our business and our product development programs, please see the discussion in “Item 1. Business”

Esbriet ® (Pirfenidone)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. In addition, on January 2, 2013, we began the commercial launch of Esbriet in Canada.

In addition, we continue to prepare for the commercial launch of Esbriet in the other countries in the EU. Specifically, in Italy, we just recently concluded pricing and reimbursement discussions with the Italian Medicines Agency (AIFA) and we expect to promptly announce the details of these discussions in the first quarter of 2013. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate that a decision regarding pricing and reimbursement of Esbriet will occur in the first half of 2013. In the UK, the review of Esbriet by the National Institute for Clinical Excellence (NICE) is expected to conclude in March 2013. NICE’s preliminary assessment of Esbriet was unsupportive of Esbriet reimbursement and we are addressing various outstanding issues in preparation for the March 2013 meeting. If NICE decides to support the reimbursement of Esbriet, we currently expect to launch Esbriet as soon as possible with a target to complete the launch in the second quarter of 2013. In addition to launches in these remaining so called “Top 5” EU countries (Italy, Spain and the UK), we expect to launch Esbriet in the Netherlands, Finland and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries.

To support our commercialization efforts of Esbriet in Europe, we have invested significantly and continue to invest in the establishment of a commercial infrastructure within Europe, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the European Union through 2030.

In July 2011, we initiated a new Phase 3 clinical study to evaluate pirfenidone in IPF known as ASCEND in an effort to support approval of pirfenidone for the treatment IPF in the United States. We achieved the full-enrollment target of 500 randomized patients for our ASCEND trial in December 2012 and we currently expect top-line results from ASCEND in the second quarter of 2014.

Concurrent Public Offerings and Note Repurchases

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.75 million aggregate principal amount of 2.50% convertible senior notes due 2017 (“Convertible Note Offering”). The resulting aggregate net proceeds from the Common Stock Offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the Convertible Note Offering were approximately $116.7 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”). Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. We intend to use the remaining net proceeds from the Convertible Note Offering and, if necessary a portion of the net proceeds from the Common Stock Offering to repay at maturity or earlier repurchase some or all of such remaining 2015 Notes. We further intend to use the net proceeds from the Common Stock Offering and any remaining proceeds from the Convertible Note Offering to fund the commercialization of Esbriet, to fund our ASCEND trial and for general corporate purposes, which may include funding research and development and increasing working capital.

Agreement with Shionogi

In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to a complaint Shionogi filed against us in the United States District Court for the Northern District of California in July 2012. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet® (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement.

Sale of Actimmune Rights to Vidara

On May 17, 2012, we entered into an asset purchase agreement with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company (collectively, “Vidara”) whereby we agreed to sell to Vidara all of our worldwide development and commercialization rights to Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. The divestiture of our rights to Actimmune was completed on June 19, 2012. The assets purchased by Vidara included certain inventory, assumed contracts, regulatory approvals, promotional materials, records and intellectual property in each case, related to Actimmune. In connection with the divestiture, Vidara assumed certain of our liabilities and obligations arising out of or related to the assumed contracts and Actimmune.

Sale of Danoprevir Rights to Roche

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

Significant Licenses and Agreements

We are highly dependent on technology that we have licensed or acquired from third parties. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated our prior license agreement with them by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement and as a result no longer have milestone or royalty obligations thereunder to Marnac and KDL. Under the terms of the asset purchase agreements, we are required to make future milestone payments in connection with the continued development and regulatory approval of pirfenidone in certain countries. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under “Item 1. Business — License, Collaboration and Other Agreements,” Notes 5 and 6 of the Notes to Consolidated Financial Statements, and under the heading “Results of Operations” below.

We paid $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone and an additional $1.8 million in connection with our clinical progress of danoprevir. We may be required to make future contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $32.5 million if all of the remaining milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the remaining $32.5 million in aggregate milestone payments, $20.0 million in contingent payments would be made by us only if positive Phase 3 data and product approval in the United States is achieved for pirfenidone. Included in the $32.5 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche.

Critical Accounting Policies and Estimates

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

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. In preparing the financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of InterMune, Inc. and those of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

All tabular disclosures of dollar amounts are presented in thousands. All per share amounts are presented at their actual amounts. Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

Available-for-sale Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2012, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

In the current market environment, the assessment of the fair value of the investments can be difficult and subjective. U.S. GAAP establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. We do not currently hold any investments that would be classified as Level 3 investments.

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, we evaluate many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in our assessment of the valuation of our investments could materially impact our future operating results and financial position.

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

If all of the remaining and outstanding restricted stock awards that were granted in the past four years beginning in 2009 became vested, we would recognize approximately $11.1 million in compensation expense over a weighted average remaining period of 2.8 years. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we would recognize approximately $21.8 million in compensation expense over a weighted average remaining period of 3.0 years. However, no compensation expense will be recognized for any stock awards that do not vest.

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

Our European revenue from sales of Esbriet began in September 2011 and through December 31, 2012, substantially all of which has been driven by revenue derived from sales in Germany. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Pursuant to the Company’s terms and conditions of sale in Germany, a customer has no right to return the product. Such restriction on product returns is common practice for German companies, and as a result, product returns have been primarily limited to damaged goods since our commercial launch in Germany. Therefore, we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations.

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

Inventory

Our inventories are stated at the lower of cost or market and our inventory costs are determined using the specific identification method which approximates first-in first-out. We enter into purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products. Inventories were $10.0 million and $6.2 million at December 31, 2012 and December 31, 2011, respectively consisting entirely of Esbriet at December 31, 2012 and consisting of $5.5 million of Esbriet and $0.7 million of Actimmune at December 31, 2011.

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

We incurred approximately $1.1 million for inventory writedowns during the year ended December 31, 2012. We did not have any inventory write downs during the year ended 2011.

Results of Operations

Comparison of years ended December 31, 2012, 2011 and 2010

Revenue

For the year ended December 31, 2012, we recorded total net revenue of $26.2 million. This compares to $5.4 million and $239.3 million of total revenue for the same periods in 2011 and 2010, respectively. Revenue for the year ended December 31, 2012 and 2011 consists solely of Esbriet product sales, primarily in Germany, following the launch in that country in September 2011. For the year ended December 31, 2011, revenue consisted of $2.8 million of Esbriet product sales and $2.6 million of collaboration revenue for the remaining reimbursement for research services under the 2010 Roche agreement, which has since been terminated. Revenue for the year ended December 31, 2010 consists of the sale of our worldwide rights in danoprevir to Roche in October 2010, which resulted in the recognition of $175.0 million in collaboration revenue from the sale proceeds along with the acceleration of $57.3 million of previously deferred revenue related to the termination of our 2006 collaboration agreement with Roche. In addition, 2010 revenue consists of collaboration revenue of approximately $4.5 million related to the new collaboration agreement we entered into with Roche in December 2010, and $2.5 million of amortization of the aggregate $70 million in upfront payments received from Roche in 2006 and 2007.

Cost of Goods Sold

Cost of goods sold includes product manufacturing costs, royalties, distribution costs and inventory write-downs. Cost of goods sold for the year ended December 31, 2012 was $8.9 million, compared to $1.4 million in 2011. Cost of goods sold relates solely to Esbriet product sales, following the launch in September 2011. Gross margin was 66% and 49% for the years ended December 31, 2012 and 2011, respectively. The increase in gross margin for the year ended December 31, 2012 compared with the same period in 2011 is primarily due to economies of scale achieved from increased sales. For example, in connection with our receipt of authorization to market Esbriet in the European Union, we made a milestone payment of $20.0 million and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet and we incurred approximately $1.0 million and $0.8 million of amortization expense in 2012 and 2011, respectively.

Research and Development Expenses

Research and development (“R&D”) expenses were $106.6 million, $75.0 million and $67.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing an increase of 42% in 2012 over 2011 and an 11% increase in 2011 from 2010. The increase in 2012 R&D expenses over 2011 is primarily related to the on-going ASCEND clinical trials in the US, which were initiated in July 2011. The increase in 2011 R&D expenses as compared to 2010 is primarily due to the preparation and initiation of the ASCEND trial and an increase in stock compensation expense of approximately $2.3 million for equity awards related to the European Commission’s decision to grant marketing authorization for Esbriet, partially offset by decreased expenses associated with a discontinuation of investment in the HCV portfolio following the divestiture of danoprevir in October of 2010 and completion of our research agreement with Roche in June 2011. Based on current budgeted programs, R&D expense is expected to be in a range of $100.0 million to $120.0 million in 2013.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category titled “Programs — Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $5.0 million, $5.7 million, and $3.4 million of stock-based compensation expense in 2012, 2011 and 2010, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the specific sections under “Item 1A. Risk Factors” above.

	Year ended December 31,
Development Program	2012	2011	2010
	(In thousands)
Pulmonology	$84,113	$50,077	$32,601
Hepatology(1)	—	2,432	13,895
Programs — Non-specific	22,458	22,464	20,974

Total	$106,571	$74,973	$67,470

(1)	Effective in 2011, we discontinued our HCV development program.

Historically, a large component of our total operating expense was our ongoing investment in research and development and, in particular, the clinical development of our product pipeline. Currently, the largest component of our research and development expense relates to our ASCEND trial to support approval of pirfenidone for the treatment IPF in the United States for which targeted enrollment is complete. In addition, we consider, and in the future may be required to complete, additional clinical studies with regard to pirfenidone in isolation or in combination with other treatment alternatives. We do not currently have any other product candidates in clinical development; however, we maintain a pre-clinical program and research development pipeline.

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

Milestone Payments to Third Parties

We made no third-party payments in 2012, 2011 or 2010 related to contractual milestone obligations that were charged directly to expense. In March 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet and we incurred approximately $1.0 million and $0.8 million of amortization expense in 2012 and 2011, respectively.

Selling, General and Administrative Expenses

General and administrative (“SG&A”) expenses were $105.3 million, $89.5 million and $55.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing year over year increases of 18% and 63%, respectively. The increased spending for the years ended December 31, 2012 and 2011 compared with the previous year is attributed to the creation of our European infrastructure and investments in the pre-launch and commercial launch of Esbriet in Europe, including but not limited to additional headcount. The increase for the year ended December 31, 2012 was partially offset by a decrease in legal costs in connection with the global prosecution of our intellectual property portfolio, other regulatory and corporate matters, as well as expenses in connection with indemnification obligations to our former CEO. Based on current budgeted programs, SG&A expense is expected to be in a range of $145.0 million to $165.0 million in 2013.

Restructuring Charges

Following our receipt of the Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone, we initiated a reduction in force in May 2010 resulting in an aggregate restructuring charge of approximately $1.3 million during 2010, consisting primarily of severance and benefits payments made to terminated employees.

Interest Income

Interest income was approximately $0.6 million for each of the years ended December 31, 2012, 2011 and 2010. The slight differences year to year in interest income reflects the modest yields on our cash and short-term investments resulting from our conservative investment portfolio.

Interest Expense

Interest expense increased to $8.9 million in the year ended December 31, 2012 compared with $6.4 million for the year ended December 31, 2011. Interest expense decreased to $6.4 million for the year ended December 31, 2011 compared to $8.4 million for the year ended December 31, 2010. The increase for the year ended December 31, 2012 over 2011 was the result of our issuance in September 2011 of $155.3 million aggregate principal of 2.5% convertible senior notes due 2018. The decrease in interest expense in 2011 compared with 2010 reflects a decline in the amortization of the debt discount on our 0.25% convertible notes due and converted on March 1, 2011. As a result of the conversion, debt discount amortization was approximately $0.7 million in 2011, compared to $3.8 million recorded in 2010.

Other Income (Expense)

Other income (expense) was an expense of $0.4 million and $0.7 million for the years ended December 31, 2012 and 2011 compared to income of $1.6 million for the year ended December 31, 2010. Other expense in

2012 and 2011 consisted primarily of currency losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European expansion. The decrease in exchange losses for the year ended December 31, 2012 reflects the results of our balance sheet hedging program which we initiated in the fourth quarter of 2011. Other income in 2010 consisted primarily of realized gains of approximately $1.1 million from the sale of all of our remaining auction rate securities and includes approximately $0.7 million related to the receipt of a federal research and development grant in the fourth quarter of 2010 pursuant to the Federal Qualifying Therapeutic Discovery Project (“QTDP”), partially offset by other expenses.

Provision for Income Taxes

Due to the intra-period tax allocation rules associated with our discontinued operations, we recorded $18.6 million and $4.6 million of income tax benefit for the years ended December 31, 2012 and 2011, respectively, in relation to our continuing operations. For the year ended December 31, 2010, we recorded no income tax benefit. We also recorded $19.6 million and $4.6 million of income tax expense for the years ended December 31, 2012 and 2011, respectively, in relation to our discontinued operations. For the year ended December 31, 2010, we recorded $0.1 million of income tax expense. As of December 31, 2012, we had federal net operating loss carryforwards of approximately $376.5 million. The net operating loss carryforwards will expire at various dates beginning in 2025 if not utilized. We also have federal research and development tax credits of approximately $10.5 million that will begin to expire in the year 2020 and federal Orphan Drug credit carryforwards of approximately $120.5 million that will begin to expire in the year 2022. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $481.0 million that begin to expire in 2015 and state research and development tax credits of approximately $12.6 million that do not expire. In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards and certain built-in losses, as defined under that Section, upon an ownership change. The most recent analysis of our historical ownership changes was completed in 2011. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carryforwards as deferred tax assets where we reasonably expect that these losses and carryforwards can be utilized in future periods. Subsequent to the completion of the 2011 analysis, we became aware that certain of our stockholders have changed their stock holdings, most notably during the public offering of our stock in January 2013 (see Note 20). We will update our IRC Section 382 historical ownership changes analysis for such changes in stock holdings in order to determine the impact on our net operating loss and tax credit carryforwards in 2013.

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

Liquidity and Capital Resources

At December 31, 2012, we had cash, cash equivalents and available-for-sale securities of $308.0 million compared to $425.1 million at December 31, 2011. In January 2013, we completed a registered underwritten public offering of 15.5 million shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The aggregate net proceeds from our concurrent offerings were approximately $262.4 million. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 2015 Notes. Following these repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. We intend to use the remaining net proceeds from the convertible note offering and, if necessary a portion of the net proceeds from the common stock offering to repay at maturity or earlier repurchase some or all of such remaining 2015 Notes. We intend to use our cash, cash equivalents and available-for-sale securities, including the remaining net proceeds from these offerings, to fund the commercialization of Esbriet, to fund our ASCEND trial and for general corporate purposes.

Certain of our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we could have balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or if we become subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third party financial institution accounts.

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

Operating Activities

Cash used in operating activities was approximately $172.6 million during the year ended December 31, 2012, comprised primarily of a net loss of $150.1 million, as shown on the consolidated statement of operations, as well as changes to our working capital. Significant changes in working capital consisted of increases in accounts receivable and product inventory principally related to the initial launch of Esbriet in Germany in September 2011. Additionally, accounts payable, accrued compensation and other accrued liabilities increased as a result of significant increases in headcount in Europe and the initiation of the ASCEND clinical trial in the U.S. in mid-2011.

Investing Activities

Cash provided by investing activities was $102.3 million for the year ended December 31, 2012 comprised primarily of proceeds from the divestiture of Actimmune, as well as sales and maturities of available-for-sale securities of $394.7 million, partially offset by purchase of $344.2 million of available-for-sale securities.

Financing Activities

Cash provided by financing activities of approximately $3.6 million for the year ended December 31, 2012 was due the issuance of stock to our employees under our employee benefit plans. Also see above “Concurrent Public Offerings and Note Repurchases” for information related to our concurrent registered underwritten public offering completed in January 2013 of common stock and 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.7 million, after deducting underwriting discounts and estimated expenses.

We expect to incur net losses in the near term as we continue our commercialization and commercial launch activities of Esbriet in the European Union, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. We believe that our existing cash, cash equivalents and available-for-sale securities, together with anticipated cash flows from sales of Esbriet will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next 12 months. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to our commercialization and commercial launch activities of Esbriet for the European Union jurisdictions, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	the timing and financial requirements of the ongoing Phase 3 clinical study of pirfenidone in the U.S. (ASCEND);

•	sales of Esbriet or any of our product candidates in development that receive commercial approval;

•	pricing and reimbursement from third-payors for Esbriet;

•	our ability to partner our programs or products or enter into collaborative relationships with other companies;

•	the progress of our research and development efforts;

•	the scope and results of preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory reviews;

•	determinations as to the commercial potential of our product candidates in development;

•	the costs, timing and outcome of any current or future legal proceedings;

•	the pace of expansion of administrative expenses;

•	the status of competitive products and competitive barriers to entry;

•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;

•	the payments of annual interest on our long-term debt; and

•	the timing and size of payments we may receive from potential collaboration agreements.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2012, aggregated by type (in millions):

Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
Long-term debt obligations(1)	$274.2	$8.1	$99.1	$7.8	$159.2
Operating leases	10.0	3.2	5.3	1.3	0.2
Non-cancelable purchase obligations — Other(2)	16.3	4.1	6.9	5.3	—
Research and development commitments(3)	44.8	35.5	7.5	1.8	—

Total contractual cash obligations(4)	$345.3	$50.9	$118.8	$16.2	$159.4

(1)	These amounts include accrued interest and principal amounts of both the 5.00% convertible senior notes due 2015 and the 2.50% convertible senior notes due 2018. In January, 2013, we repurchased $66.6 million of the 5.00% convertible senior notes due 2015. See Note 20 of the consolidated financial statements.
(2)	These amounts consist of clinical related obligations and inventory purchase commitments.
(3)	These amounts consist of clinical, process development and other related obligations and are cancelable upon discontinuation of the trial.
(4)	We may also be required to make contingent milestone payments in the aggregate of up to $32.5 million to the licensors of certain of our licensed products or the suppliers of our drug compounds in accordance with the specific license, commercialization and collaboration agreements if all of the milestones per the agreements are achieved, which include development and regulatory approval milestones. These amounts are not included in the above table. Included in the $32.5 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche and $20 million in contingent payments to Marnac, payable upon positive Phase 3 data and product approval for pirfenidone in the United States.

The operating leases for our facilities require letters of credit secured by a restricted cash balance with our bank. The amount of each letter of credit approximates six to twelve months of operating rent payable to the landlord of each facility.

Recent Accounting Pronouncements

See “Note 2: Summary of Significant Accounting Policies” of the Financial Statements in Part II, Item 8 of this report.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2012 by effective maturity (in millions, except percentages):

	2013	2014	2015	2016	2017 and beyond	Total	Fair value at December 31, 2012
Assets:
Available-for-sale securities	$217.3	$—	$—	$—	$—	$217.3	$216.9
Average interest rate	0.3%	—	—	—	—	0.3%	—
Liabilities:
2.50% convertible senior notes due 2018	$—	$—	$—	$—	$155.3	$155.3	$121.3
Average interest rate	—	—	—	—	2.5%	2.5%	—
5.00% convertible senior notes due 2015(1)	$—	$—	$85.0	$—	$—	$85.0	$85.3
Average interest rate	—	—	5.0%	—	—	5.0%	—

(1)	In January 2013, we repurchased $66.6 million of the 5.00% convertible senior notes due 2015. See Note 20 of the consolidated financial statements.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2011 by effective maturity (in millions, except percentages):

	2012	2013	2014	2015	2016 and beyond	Total	Fair value at December 31, 2011
Assets:
Available-for-sale securities	$203.8	$93.3	$—	$—	$—	$297.1	$296.9
Average interest rate	0.3%	0.3%	—	—	—	0.3%	—
Liabilities:
2.50% convertible senior notes due 2018	$—	$—	$—	$—	$155.3	$155.3	$112.6
Average interest rate	—	—	—	—	2.5%	2.5%	—
5.00% convertible senior notes due 2015(1)	$—	$—	$—	$85.0	$—	$85.0	$84.1
Average interest rate	—	—	—	5.0%	—	5.0%	—

(1)	In January 2013, we repurchased $66.6 million of the 5.00% convertible senior notes due 2015. See Note 20 of the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InterMune, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2013

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$110,748	$177,428
Available-for-sale securities	197,238	247,682
Accounts receivable, net of allowances of $0 and $56 at December 31, 2012 and 2011, respectively	6,767	3,764
Inventories	10,020	6,220
Prepaid expenses and other current assets	6,878	8,044

Total current assets	331,651	443,138
Property and equipment, net	4,332	2,341
Acquired product rights, net	18,250	19,250
Other assets (includes restricted cash of $3,813 and $1,427 at December 31, 2012 and 2011, respectively)	9,233	7,894

Total assets	$363,466	$472,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,887	$10,068
Accrued compensation	11,528	9,044
Other accrued liabilities	26,256	14,979

Total current liabilities	56,671	34,091
Convertible notes	240,250	240,250
Other long term liabilities	228	114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 66,050 and 65,302 shares issued and outstanding at December 31, 2012 and 2011, respectively	66	65
Additional paid-in capital	1,163,700	1,144,947
Accumulated other comprehensive income (loss)	501	1,025
Accumulated deficit	(1,097,950)	(947,869)

Total stockholders’ equity	66,317	198,168

Total liabilities and stockholders’ equity	$363,466	$472,623

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue, net
Esbriet	26,174	$2,778	$—
Collaboration revenue	—	2,629	239,251

Total revenue, net	26,174	5,407	239,251
Costs and expenses:
Cost of goods sold	8,916	1,406	—
Research and development	106,571	74,973	67,470
Selling, general and administrative	105,295	89,463	55,024
Restructuring charges	—	—	1,300

Total costs and expenses	220,782	165,842	123,794

(Loss) income from operations	(194,608)	(160,435)	115,457
Other income (expense):
Interest income	586	556	571
Interest expense	(8,927)	(6,408)	(8,399)
Other income (expense)	(373)	(658)	1,599

(Loss) income from continuing operations before income taxes	(203,322)	(166,945)	109,228
Income tax expense (benefit)	(18,633)	(4,594)	76

(Loss) income from continuing operations	(184,689)	(162,351)	109,152
Income from discontinued operations, net of taxes	34,608	7,577	13,222

Net (loss) income	$(150,081)	$(154,774)	$122,374

Basic net loss per common share:
Continuing operations	$(2.83)	$(2.70)	$2.02

Discontinued operations	0.53	0.12	0.24

	$(2.30)	$(2.58)	$2.26

Diluted net loss per common share:
Continuing operations	$(2.83)	$(2.70)	$1.91

Discontinued operations	0.53	0.12	0.22

Net (loss) income	$(2.30)	$(2.58)	$2.13

Shares used in computing basic net (loss) income per share	65,184	60,100	54,202

Shares used in computing diluted net (loss) income per share	65,184	60,100	61,377

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(150,081)	$(154,774)	$122,374
Other comprehensive income (loss):
Foreign currency translation adjustment	(573)	961	(3)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period	52	116	(531)
Less: Reclassification adjustments for gains included to net income (loss)	(3)	(15)	(1,078)

Net unrealized gains (losses) on available-for-sale securities	49	101	(1,609)

Total other comprehensive income	(524)	1,062	(1,612)

Comprehensive loss	$(150,605)	$(153,712)	$120,762

See accompanying Notes to Consolidated Financial Statements.

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
	(In thousands)
Balances at December 31, 2009	$46,673	$47	$808,047	$1,575	$(915,469)	$(105,800)
Net unrealized loss on available-for-sale securities	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	122,374	122,374

Comprehensive loss						120,762
Exercise of stock options	1,184	1	15,842	—	—	15,843
Stock issued under employee stock purchase plan	121	—	1,319	—	—	1,319
Issuance of common stock in public offering at $14.10 per share, net of issuance costs of $6,676	8,050	8	106,824	—	—	106,832
Issuance of restricted stock to employees, net of forfeitures	566	1	3,021	—	—	3,022
Stock compensation related to employee stock benefit plans	—	—	7,322	—	—	7,322

Balances at December 31, 2010	56,594	$57	$942,375	$(37)	$(793,095)	$149,300
Net unrealized loss on available-for-sale securities	—	—	—	101	—	101
Foreign currency translation adjustment	—	—	—	961	—	961
Net loss	—	—	—	—	(154,774)	(154,774)

Comprehensive net loss						(153,712)
Exercise of stock options	1,850	1	33,500	—	—	33,501
Stock issued under employee stock purchase plan	90	—	1,129	—	—	1,129
Issuance of common stock in exchange for convertible debt	2,079	2	44,961	—	—	44,963
Issuance of common stock in a public offering at $24.00 per share, net of issuance costs of $5,612	4,600	5	104,783	—	—	104,788
Issuance of restricted stock to employees, net of forfeitures	89	—	7,017	—	—	7,017
Stock compensation related to employee stock benefit plans	—	—	11,182	—	—	11,182

Balances at December 31, 2011	65,302	$65	$1,144,947	$1,025	$(947,869)	$198,168
Net unrealized gain on available-for-sale securities	—	—	—	49	—	49
Foreign currency translation adjustment	—	—	—	(573)	—	(573)
Net loss	—	—	—	—	(150,081)	(150,081)

Comprehensive net loss						(150,605)
Exercise of stock options	293	—	2,633	—	—	2,633
Stock issued under employee stock purchase plan	131	—	1,011	—	—	1,011
Issuance of restricted stock to employees, net of forfeitures	324	1	4,951	—	—	4,952
Stock compensation related to employee stock benefit plans	—	—	10,158	—	—	10,158

Balances at December 31, 2012	66,050	$66	$1,163,700	$501	$(1,097,950)	$66,317

See Accompanying Notes to Consolidated Financial Statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(150,081)	$(154,774)	$122,374
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(51,335)	—	—
Stock-based compensation expense	15,110	18,199	10,343
Amortization of debt discount, debt issuance costs and acquired product rights	1,815	1,733	3,990
Depreciation expense	1,199	1,176	2,443
Other	(573)	961	—
Deferred rent	114	(124)	(680)
Net realized gains on sales of available-for-sale securities	(3)	(15)	(1,078)
Changes in operating assets and liabilities:
Accounts receivable	(3,003)	(2,054)	2,124
Inventories	(5,529)	(5,069)	1,420
Prepaid expenses	1,166	(4,435)	(374)
Other assets	(2,154)	(831)	(442)
Accounts payable and accrued compensation	11,303	3,992	(2,324)
Other accrued liabilities	9,341	3,790	3,458
Liability under government settlement	—	—	(9,193)
Deferred collaboration revenue	—	—	(59,717)

Net cash (used in ) provided by operating activities	(172,630)	(137,451)	72,344
Cash flows from investing activities:
Proceeds from divestiture of Actimmune	55,000	—	—
Purchase of property and equipment	(3,190)	(2,271)	(336)
Purchases of available-for-sale securities	(344,162)	(377,885)	(301,475)
Maturities of available-for-sale securities	265,615	228,549	184,322
Sales of available-for-sale securities	129,043	86,259	14,727
Acquisition of product rights	—	(20,000)	—

Net cash used in investing activities	102,306	(85,348)	(102,762)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	104,788	106,832
Proceeds from convertible senior notes, net of issuance costs	—	150,225	—
Proceeds from issuance of common stock under employee stock benefit plans	3,644	34,630	17,163

Net cash provided by financing activities	3,644	289,643	123,995

Net (decrease) in cash and cash equivalents	(66,680)	66,844	93,577
Cash and cash equivalents at beginning of year	177,428	110,584	17,007

Cash and cash equivalents at end of year	$110,748	$177,428	$110,584

Supplemental disclosure of cash flow information:
Interest paid	$8,088	$4,306	$4,485
Non-cash financing activities:
Issuance of common stock in exchange for convertible debt	$—	$44,963	$—

See Accompanying Notes to Consolidated Financial Statements

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 27 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. We continue to prepare for the commercial launch of Esbriet® in the other countries in the EU. We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. We achieved the full-enrollment target of 500 randomized patients for our ASCEND trial in December 2012.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.

Reclassification

As a result of our divestiture of Actimmune in fiscal 2012, certain prior year numbers have been reclassified to conform with current year reporting presentation, unless otherwise indicated.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and investments are deposited with financial institutions or invested in security issuers that management believes are creditworthy. Deposits may, at times, exceed the amount of insurance provided on such deposits. To date, We have not experienced any losses on invested cash and cash equivalents.

We control credit risk through credit approvals, credit limits, and monitoring procedures. We performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the related invoices. At December 31, 2012 and 2011, allowance for doubtful accounts was $0 and $55,897, respectively.

We have several customers that are individually significant to both our revenues and our accounts receivable. Details of these customers are presented in Note 16 to these financial statements. We carefully monitor the creditworthiness of potential customers and as of December 31, 2012, we have not experienced any significant losses on accounts receivable.

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

Fair Value of Other Financial Instruments

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at historical cost, which we believe approximates fair value because of the short-term nature of these instruments. The fair value of our $155.3 million 2.5% convertible senior notes due 2018 was $121.3 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 was $85.3 million at December 31, 2012. As of December 31, 2011, the fair value of our $155.3 million 2.5% convertible senior notes due 2018 was $112.6 million and our $85.0 million 5.0% convertible senior notes due 2015 was $84.1 million. For both 2012 and 2011, we determined the fair value of the outstanding balances of our notes using readily available market information.

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

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. We do not expect material losses as a result of defaults by counterparties.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method which approximates first-in first-out. We enter into purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products. Inventories were $10.0 million and $6.2 million at December 31, 2012 and December 31, 2011, respectively, consisting entirely of Esbriet at December 31, 2012 and consisting of $5.5 million of Esbriet and $0.7 million of Actimmune at December 31, 2011.

Because of the long lead times required to manufacture Esbriet, we enter into purchase obligations to satisfy our estimated inventory requirements. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make estimates on reserve for excess and obsolete inventory taking into consideration the product expiration dates since the products are not usable beyond their expiration date. As part of our excess inventory assessment for Esbriet, we also consider the expiration dates of future manufactured quantities under these purchase obligations.

We recognized approximately $1.1 million of inventory writedowns during the year ended December 31, 2012. We did not have any inventory write downs during the year ended December 31, 2011.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

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

Impairment of Long-Lived Assets

In accordance with ASC Topic No. 360, previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. We have recognized no impairment losses on long-lived assets during the three years ended December 31, 2012.

Revenue Recognition and Revenue Reserves

We recognize revenue from product sales upon delivery when title passes to a credit-worthy customer and record provisions for estimated rebates and chargebacks against revenue. We believe that we are able to make reasonable and reliable estimates of product returns, rebates, chargebacks and cash discounts based on historical experience and other known or anticipated trends and factors. We review all sales transactions for potential rebates, chargebacks and discounts each month and believe that our reserves are adequate. We include shipping and handling costs in cost of goods sold.

Our European revenue from sales of Esbriet began in September 2011 and through December 31, 2012, are primarily driven by revenue derived from sales in Germany. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Pursuant to our terms and conditions of sale in Germany, a customer has no right to return the product. Such restriction on product returns is common practice for German companies, and as a result, product returns have been primarily limited to damaged goods since our commercial launch in Germany. Therefore, we have not established a reserve for product returns, though we have established a reserve for the mandatory rebate as allowed under the applicable German health care regulations as discussed below.

Our sales in Germany are subject to a mandatory rebate specified in German pharmaceutical law. This rebate must be claimed within a specified period dependent upon whether our customer is a public or private entity. Due to our limited history of selling Esbriet in Germany, we are currently accruing these rebates as a reduction in our revenue and as we develop a more substantial history related to our rebate claims we will adjust our accrual to accurately reflect rebate claim rates.

Our revenues from collaboration arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on the best estimated selling price, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. For the year ended December 31, 2012, we have not recognized revenue from collaboration agreements with multiple elements.

In December 2010, we entered into a new agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of Hepatitis C virus. Under the terms of the agreement, Roche funded all research costs related to the programs for the period from July 1, 2010 through June 30, 2011, the effective term of the research program. During 2011, we received $2.6 million from Roche as a reimbursement for research services performed which has been recorded as collaboration revenue and in February 2011, Roche terminated the agreement without taking a license to any compounds resulting from the research program. Consequently, we will not be receiving any development or commercialization milestones or royalties from Roche under this agreement.

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

We accrue costs for clinical trial activities performed by contract research organizations and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates are reviewed for reasonableness by our internal clinical personnel and we aim to match the accrual to actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities using available information; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expenses. Non-refundable advance payments are capitalized and expensed as the related goods are delivered or services are performed.

Commitments and Contingencies

From time to time, we may be a party to various legal proceedings related to its business, including but not limited to civil complaints and matters relating to our Indemnity agreement with our former chief executive officer. This agreement obligates us to advance all expenses, including attorneys’ fees, incurred by our former chief executive officer in connection with any legal or similar proceeding, subject to initial coverage of these expenses through our insurance policies. Our policy is to accrue for defense costs as the related legal services are performed on our behalf and on behalf of our former chief executive officer, who has exhausted all insurance coverage previously available under our original indemnity agreement with him. Given our former chief executive officer has appealed his recent sentence, we expect to continue to indemnify him for reasonable legal fees and costs incurred in connection with his defense for the foreseeable future until the legal proceeding against him is finally completed with no further right to appeal. See Note 15 to these financial statements.

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

We file income tax returns in the U.S. federal and various state and local as well as foreign jurisdictions. Tax years beginning in 1998 through 2011 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations. As of the date of adoption of this guidance and through December 31, 2012, we did not have any interest or penalties associated with unrecognized tax benefits.

Comprehensive Income (Loss)

ASC Subtopic No. 220-10, previously referred to as SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive income (loss) for each of the periods presented is disclosed in the Statements of Comprehensive Income (Loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity (deficit) that are excluded from net loss. Specifically, we include in other comprehensive income (loss) changes in the fair value of our available-for-s ale investments, foreign currency translation adjustments and derivatives, if any, designated as cash flow hedges.

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

For the calculation of net loss per share, securities excluded were as follows (in thousands):

	As of December 31,
	2012	2011	2010
Common stock options	4,654	4,112	—
Shares issuable upon conversion of convertible notes	9,384	9,384	—

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share attributable to our common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net (loss) income used in the calculation of net (loss) income per share – basic	$(150,081)	$(154,774)	$122,374
Add: Amortization of convertible debt discount	—	—	3,776
Amortization of convertible debt issuance costs	—	—	214
Convertible debt interest expense	—	—	4,358

Net (loss) income used in the calculation of net (loss) income per share – diluted	$(150,081)	$(154,774)	$130,722

Denominator:
Weighted-average shares of common stock outstanding	65,728	61,071	55,083
Less: weighted-average shares subject to repurchase	(544)	(971)	(881)

Weighted-average shares used in computing net (loss) income per share – basic	65,184	60,100	54,202
Add: convertible debt shares	—	—	6,581
Add: weighted-average stock options outstanding (treasury stock method)	—	—	594

Weighted-average shares used in computing net (loss) income per share – diluted	65,184	60,100	61,377

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net (loss) income used in the calculation of net (loss) income per share – basic	$(150,081)	$(154,774)	$122,374
Net (loss) income used in the calculation of net (loss) income per share – diluted	$(150,081)	$(154,774)	$130,722
Per common share:
Continuing operations – basic	$(2.83)	$(2.70)	$2.02
Discontinued operations – basic	0.53	0.12	0.24
Net (loss) income – basic	(2.30)	(2.58)	2.26

Continuing operations – diluted	$(2.83)	$(2.70)	1.91
Discontinued operations – diluted	0.53	0.12	0.22
Net (loss) income – diluted	(2.30)	(2.58)	$2.13

Shares used in computing basic net (loss) income per share	65,184	60,100	54,202
Shares used in computing diluted net (loss) income per share	65,184	60,100	61,377

Stock-Based Compensation

ASC 718-10, previously referred to as SFAS 123(R), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Upon adoption, we retained our method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected volatility and the expected term of the award.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2012, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2012, 2011 and 2010 was $15.1 million, $18.2 million and $10.3 million, respectively. For additional information, see Note 13 to these financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. This ASU will be effective commencing with our quarter ending March 31, 2013. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

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

As a consequence of the divestiture, we were required to apply intraperiod tax allocation rules for the purposes of calculating our provision for income taxes. For more details of this matter see Note 19 to these financial statements.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Actimmune revenue, net	$7,415	$20,223	$20,040
Costs and expenses:
Cost of goods sold	4,279	7,301	6,337
General and administrative	278	729	481

Total costs and expenses	4,557	8,030	6,818
Income from discontinued operations	2,858	$12,193	$13,222
Gain on sale of discontinued operations	51,335	—	—

Income and gains related to discontinued operations, before tax	54,193	12,193	13,222
Income tax expense (benefit)	19,585	4,616	—

Income from discontinued operations, net of taxes	34,608	7,577	13,222

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations is calculated as follows (in thousands):

Cash proceeds received from sale	$55,000
Less Actimmune assets sold:
Inventories, net	(1,729)
Less direct transaction costs:
Legal and financial	(1,936)

Gain	$51,335

4.	SALE OF DANOPREVIR RIGHTS

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

Marnac, Inc./KDL GmbH (Pirfenidone)

In 2002, we licensed from Marnac and its co-licensor, KDL, their worldwide rights (excluding Japan, Korea and Taiwan) to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis. Under the agreement terms, we received an exclusive license from Marnac and KDL in exchange for an up-front cash payment of $18.8 million and future milestone and up to 9% royalty payments. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million. We also made a milestone payment of $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet of twenty years and we incurred approximately $1.0 million of amortization expense in 2012. Amortization expense for each of the next four years is expected to be $1.0 million per year. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States is achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi & Company LTD (“Shionogi”). Since the original 2002 license agreement has been effectively terminated as a result of our acquisition of such pirfenidone-related assets from Marnac and KDL, we no longer have milestone or royalty obligations thereunder.

The following table reflects our acquired product rights under these agreements:

	As of December 31,
	2012	2011
	(in thousands)
Gross carrying amount	$20,000	$20,000
Accumulated amortization	1,750	750

Net carrying amount	$18,250	$19,250

6.	SPONSORED RESEARCH AND COLLABORATION AGREEMENTS

2010 Roche Collaboration Agreement (Protease Inhibitors)

In December 2010, we entered into an agreement with Roche that will focus on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche will fund all research costs related to the programs for the term of the research program, July 1, 2010 to June 30, 2011. The deliverable in this arrangement consists solely of research services performed by us on behalf of Roche. For the years ended December 31, 2011 and 2010, we received approximately $2.6 million and $4.5 million, respectively, in reimbursements under this agreement that was recorded as collaboration revenue. In February 2011, Roche terminated the agreement without taking a license to any compounds resulting from the research program. Therefore, we will not be receiving any development or commercialization milestones or royalties from Roche under the agreement.

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

Our collaboration revenue for the year ended December 31, 2010 includes the recognition of deferred revenue of $2.5 million.

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

7.	DERIVATIVE INSTRUMENTS

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

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net gains from entering into derivative financial instruments not designated as hedges in 2011 was approximately $0.6 million, and net loss in 2012 was approximately $0.5 million. The notional value of our outstanding currency hedges at December 31, 2012 was 6.0 million euros and the fair value of these outstanding derivatives at December 31, 2012 was zero.

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. We do not generally require collateral to be pledged under these agreements. We do not expect material losses as a result of defaults by counterparties.

8.	FAIR VALUE

In accordance with portions of ASC Topic No. 820, formerly SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash, cash equivalents, and investments, including accrued interest of approximately $0.5 million and $0.6 million, respectively) measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	—	144,806	—	144,806
Corporate debt securities	—	31,438	—	31,438
Commercial paper	—	32,891	—	32,891

Total	$7,777	$209,135	$—	$216,912

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$82,693	$—	$—	$82,693
Obligations of government-sponsored enterprises	—	140,887	—	140,887
Corporate debt securities	—	31,815	—	31,815
Municipal bond	—	36,985	—	36,985
Commercial paper	—	4,510	—	4,510

Total	$82,693	$214,197	$—	$296,890

The fair value of Level 1 assets have been determined using quoted prices in active markets for identical assets or liabilities.

To estimate the fair value of Level 2 debt securities as of December 31, 2012 and 2011, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, we estimate the fair values of our government sponsored enterprises, corporate debt securities, municipal bond and commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

The fair values of the Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. As of December 31, 2012, the fair value of our $155.3 million 2.5% convertible senior notes due 2018 (“2018 Notes”) was $121.3 million and the fair value of our $85.0 million 5.0% convertible senior notes due 2015 (“2015 Notes”) was $85.3 million. As of December 31, 2011, the fair value of our 2018 Notes was $112.6 million and the fair value of our 2015 Notes was $74.1 million.

9.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments as of December 31, 2012 and 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Obligations of government-sponsored enterprises	$144,747	$59	$—	$144,806
Money market funds	7,777	—	—	7,777
Commercial paper	32,890	1	—	32,891
Corporate debt securities	31,382	56	—	31,438

Total	$216,796	$116	$—	$216,912

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Reported as:
Cash equivalents	$19,674	$—	$—	$19,674
Available-for-sale securities	197,122	116	—	197,238

Total	$216,796	$116	$—	$216,912

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
Obligations of government-sponsored enterprises	$140,848	$48	$(9)	$140,887
Money market funds	82,693	—	—	82,693
Commercial paper	36,983	2	—	36,985
Corporate debt securities	31,788	35	(8)	31,815
Municipal bond	4,510	—	—	4,510

Total	$296,822	$85	$(17)	$296,890

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Reported as:
Cash equivalents	$49,209	$—	$(1)	$49,208
Available-for-sale securities	247,613	85	(16)	247,682

Total	$296,822	$85	$(17)	$296,890

Realized gains and losses and declines in value, judged to be other-than-temporary, on available-for-sale securities are included in other income (expense) for each of the years ended December 31, 2012, 2011 and 2010. Realized gains and losses were calculated based on the specific identification method and were not material for the years ended December 31, 2012 and 2011, respectively. Realized gains and losses for the year ended December 31, 2010 were approximately $1.1 million.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at December 31, 2012 by contractual maturity:

	December 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$216,796	$216,912
Mature in one to three years	—	—

Total	$216,796	$216,912

10.	BALANCE SHEET DETAIL

Inventory, net

Inventories are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Raw materials	$7,310	$4,496
Work in process	1,097	381
Finished goods	1,613	1,343

Total	$10,020	$6,220

Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2012	2011
	(in thousands)
Computer and laboratory equipment	$16,398	$13,916
Office furniture and fixtures	4,441	4,566
Leasehold improvements	11,232	10,389

	32,071	28,871
Less accumulated depreciation	(27,739)	(26,530)

Total	$4,332	$2,341

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.2 million and $2.4 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued clinical trial costs	$8,732	$3,752
Accrued research and development	3,090	2,105
Accrued interest	2,559	2,549
Medicaid and TriCare rebates	2,741	2,842
Provision for rebates	1,900	802
Royalties payable	—	491
Income taxes payable	679	72
Other accrued liabilities	6,555	2,366

Total accrued liabilities	$26,256	$14,979

11.	COMPREHENSIVE INCOME (LOSS)

The balance of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2012 and 2011 was as follows:

	December 31,
	Foreign Currency	Unrealized gains (losses) on securities	Accumulated other comprehensive income
	(in thousands)
Balance at December 31, 2010	$(3)	$(34)	$(37)
Comprehensive income (loss)	961	101	1,062

Balance at December 31, 2011	958	67	1,025
Comprehensive income (loss)	(573)	49	(524)

Balance at December 31, 2012	$385	$116	$501

12.	CONVERTIBLE DEBT

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

The terms of the 2015 Notes are substantially similar to the 2011 Notes, except, among other things, the following: (i) the 2015 Notes will mature on March 1, 2015 as opposed to March 1, 2011; (ii) the 2015 Notes bear interest at a rate of 5.00% per annum as opposed to 0.25% per annum; (iii) holders of the 2015 Notes may convert their 2015 Notes into shares of our common stock at a conversion rate of 52.9661 shares per $1,000 principal amount of notes (representing a conversion price of approximately $18.88 per share), subject to adjustment, whereas holders of the 2011 Notes may convert their 2011 Notes into shares of common stock at a conversion rate of 46.2283 shares per $1,000 principal amount of notes (representing a conversion price of approximately $21.63 per share), subject to adjustment; (iv) the conversion rate for the 2015 Notes will be increased in certain circumstances that constitute a fundamental change of the Company and in connection with a withholding tax redemption; and (v) we can only settle conversion of the 2015 Notes by delivery of shares of common stock as opposed to our ability to settle conversion of the 2011 Notes by delivery of cash (or a combination of cash and shares) in lieu of shares.

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

The remaining discount was amortized over the remaining term of the debt through its first redemption date, March 1, 2011. The effective interest rate on the liability component was 9.4%. The amount of interest cost recognized relating to the contractual interest rate and the amortization of the discount on the liability component was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Contractual interest	$—	$19	$112
Amortization of debt discount	—	663	3,776

Total interest expense recognized	$—	$682	$3,888

13.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our board of directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of 2012, we issued a cumulative total of 1,185,969 shares under the ESPP, including 131,638 issued in 2012. The number of shares available for future issuance under the plan were 1,202,541 at December 31, 2012. Beginning January 1, 2001 and continuing through and including January 1, 2006, the amount of common stock reserved for issuance under the ESPP increased annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such January 1, (ii) 400,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to January 1, which shall be lesser than (i) or (ii) above.

Restricted Stock Awards

During 2012, we granted employees restricted stock awards totaling 366,646 shares of our common stock with a weighted average fair value of $7.13 per share that vest in equal annual installments over a four year period. During 2011, we granted employees restricted stock awards totaling 335,975 shares of our common stock with a weighted average fair value of $34.57 per share that vest in equal annual installments over a four year period. During 2010, we granted employees restricted stock awards totaling approximately 619,677 shares of our common stock with a weighted average fair value of $8.99 per share. These awards vest equally over twelve, eighteen and twenty-four month periods. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. As a result of these restricted stock awards, we recognized $5.0 million in compensation expense during the year ended December 31, 2012, compared to $7.0 million, and $3.0 million in the years ended December 31, 2011 and 2010, respectively. As all of the restricted stock awards vest through 2013 and beyond, we will continue to recognize stock based compensation expense related to the grants of these restricted awards. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all of the remaining restricted stock awards that were granted in the past four years vest, we will recognize approximately $11.1 million in compensation expense over a weighted average remaining period of 2.8 years. However, no compensation expense will be recognized for stock awards that do not vest.

A summary of our restricted stock activity is presented in the following table:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	559,912	$24.33
Granted	366,646	7.13
Vested	(279,401)	15.81
Forfeited	(74,558)	25.58

Nonvested at December 31, 2012	572,599	$13.20

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

In 2000, our board of directors adopted the 2000 Equity Incentive Plan, which was most recently amended and approved by stockholders in 2007 and re-named the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). In 2000, a total of 2.0 million shares of common stock were initially reserved for issuance under the 2000 Plan. Up through and including 2012, an additional 12.4 million shares of common stock have been reserved for issuance under the 2000 Plan, which shares include the rollover of shares from the Directors’ Plan discussed below. The 2000 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. Options not immediately exercisable generally vest up to a maximum of four years. Options previously granted under the 2000 Plan had a maximum term of 10 years. Effective May 15, 2007, new option grants have a maximum term of 7 years.

In 2000, our board of directors adopted the 2000 Non-Employee Directors’ Stock Option Plan which was amended in 2007 and re-named the Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”). In June 2012, upon the stockholders approval of the last amendment to the aforementioned 2000 Plan during the 2012 Annual Meeting of the Stockholders, the Directors’ Plan was terminated such that no future stock awards to non-employee directors will be made under the Directors’ Plan and the remaining shares that were available for issuance under the Directors’ Plan or were subject to awards under the Directors’ Plan which were forfeited or lapse unexercised and which were not issued under the Directors’ Plan were rolled into the 2000 Plan. As a result, we are now using the 2000 Plan to grant stock awards to non-employee directors pursuant to a written non-discretionary formula established by the board.

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price per Share
Balance at December 31, 2011	1,664,456	4,112,387	$19.14
Shares added to the plan	1,700,000	—	—
Stock options granted	(1,338,291)	1,338,291	10.75
Restricted shares granted	(1,062,397)	—	—
Forfeited stock options	503,978	(503,978)	23.45
Restricted shares forfeited	172,534	—	—
Stock options exercised	—	(292,884)	8.98

Balance at December 31, 2012	1,640,280	4,653,816	$16.90

At December 31, 2012, the weighted average remaining contractual term for the outstanding options was 4.4 years and the aggregate intrinsic value was approximately $1.1 million on that date. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $0.5 million, $39.0 million, and $23.8 million, respectively. Intrinsic value for stock options is defined as the difference between the market value and the exercise price on the date of exercise.

The following table summarizes information about options outstanding at December 31, 2012

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8.05 — $ 10.10	1,689,296	5.37	$9.19	888,185	$8.77
$10.20 — $15.36	1,165,097	4.73	$12.83	703,108	$13.15
$15.40 — $27.25	1,258,251	2.35	$21.65	1,059,012	$21.57
$27.62 — $47.42	541,172	5.22	$38.70	306,977	$37.90

	4,653,816	4.38	$16.90	2,957,282	$17.42

At December 31, 2012, the weighted average remaining contractual term for options exercisable is 3.4 years and the aggregate intrinsic value for those shares is approximately $0.8 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2012 is approximately $1.1 million. If all of the remaining nonvested and outstanding stock option awards that have been granted became vested, we will recognize approximately $21.8 million in compensation expense over a weighted average remaining period of 3.0 years. However, no compensation expense will be recognized for any stock awards that do not vest.

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

Reserved Shares

At December 31, 2012, common stock subject to future issuance is as follows:

Common stock issuable upon conversion of convertible senior notes	9,384,188
Outstanding common stock options	4,653,816
Common stock available for grant under stock option plans	1,640,280
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,202,541

Total	16,880,825

Valuation and Expense Information under ASC Topic 718-10

The following table reflects stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Research and development	$5,041	$5,683	$3,389
Cost of goods sold	198	54	—
General and administrative	9,871	12,462	6,954

Total stock-based compensation expense	$15,110	$18,199	$10,343

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

•

The expected life of options granted represents the period of time the options are expected to be outstanding. We have applied the provisions of SAB 107 as amended by SAB 110 to determine the expected term.

•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31
	2012	2011	2010
Expected stock price volatility	90%	80%	95%
Risk-free interest rate	.8%	1.4%	1.8%
Expected term (in years)	4.6	4.6	4.4
Expected dividend yield	—	—	—

The weighted-average fair value per share of options granted during the years ended December 31, 2012, 2011 and 2010 was $7.26, $21.28, and $9.14, respectively.

We estimated the fair value of our employees’ stock purchase rights under our employee stock purchase plan using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31
	2012	2011	2010
Expected stock price volatility	72%	94%	158%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5
Expected dividend yield	—	—	—

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the years ended December 31, 2012, 2011 and 2010 was $3.23, $15.46, and $8.47, respectively.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2012, 2011 and 2010 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures. ASC Topic 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

14.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes for the tax years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(in thousands)
U.S.	$(128,819)	$(123,307)	$109,228
Foreign	(74,503)	(43,638)	—

Total	$(203,322)	$(166,945)	$109,228

The components of the provision for income tax expense (benefit) from continuing operations consists of the following:

	2012	2011	2010
	(in thousands)
Current:
Federal	$(18,427)	$(4,147)	$—
State	(1,025)	(519)	76
Foreign	818	72	—

Total current	$(18,634)	$(4,594)	$76
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	1	—	—

Total deferred	$1	$—	$—
Total provision (benefit) for income taxes	$(18,633)	$(4,594)	$76

At December 31, 2012 and 2011 we recognized a tax benefit of $18.6 million and $4.6 million, respectively. For the year ended December 31, 2010 we recognized a tax expense of $0.1 million. A reconciliation of our recorded income tax expense (benefit) from continuing operations to the U.S. statutory rate is as follows:

	2012	2011	2010
Federal tax expense at statutory rate	34.0%	34.0%	34.0%
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	1.2	4.3	8.0
Change in valuation allowance	(19.4)	(21.1)	(139.5)
Research and development and orphan drug credits	7.4	3.2	(9.2)
Foreign rate differential	(14.4)	(10.7)	—
Sale of intellectual property	3.6	4.3	95.6
Change in deferreds	(1.2)	(5.7)	10.0
Stock options	(1.7)	0.1	(1.3)
IRC Section 162(m)	(0.2)	(4.0)	0.8
Other	(0.1)	(1.5)	1.7

Totals	9.2%	2.9%	0.1%

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

Significant components of our deferred tax assets for federal and state income taxes were as follows at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$153,329	$131,667
Research and development credits	112,784	90,239
Capitalized research and development costs	5,573	8,296
Stock compensation	4,372	5,102
Other, net	6,173	7,579

Total deferred tax assets	282,231	242,883
Valuation allowance	(282,231)	(242,883)

Net deferred tax assets	$—	$—
Deferred tax liability:

Debt discount, net of issuance costs	—	—

Net deferred tax liabilities	(1)	—

Net deferred tax	$(1)	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have placed a full valuation allowance against our net deferred tax assets. The valuation allowance increased by $39.3 million during the year ended December 31, 2012, increased by $35.3 million during the year ended December 31, 2011 and decreased by $156.9 million during the year ended December 31, 2010.

As of December 31, 2012, we had federal net operating loss carryforwards of approximately $376.5 million. The net operating loss carryforwards will expire at various dates beginning in 2025 if not utilized. We also have federal research and development tax credits of approximately $10.5 million that will begin to expire in the year 2020 and federal Orphan Drug credit carryforwards of approximately $120.5 million that will begin to expire in the year 2022. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $481.0 million that begin to expire in 2015 and state research and development tax credits of approximately $12.6 million that do not expire.

In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards and certain built-in losses, as defined under that Section, upon an ownership change. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The most recent analysis of our historical ownership changes was completed in 2011. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carryforwards as deferred tax assets where we reasonably expect that these losses and carryforwards can be utilized in future periods. Subsequent to the completion of the 2011 analysis, we became aware that certain of our stockholders have changed their stock holdings, most notably during the public offering of our stock in January 2013 (see Note 20). We will update our IRC Section 382 historical ownership changes analysis for such changes in stock holdings in order to determine the impact on our net operating loss and tax credit carryforwards in 2013.

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

We adopted the provisions of ASC Topic No. 740 on January 1, 2007. This guidance requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Gross Unrecognized Tax Benefits
Balance at December 31, 2009	$21,907
Changes related to prior tax positions	(3,551)
Increases related to current year tax positions	2,188

Balance at December 31, 2010	20,544
Changes related to prior tax positions	(371)
Increases related to current year tax positions	1,219

Balance at December 31, 2011	21,392
Changes related to prior tax positions	2,219
Increases related to current year tax positions	3,811

Balance at December 31, 2012	$27,422

At December 31, 2012 and 2011, we had unrecognized tax benefits of approximately $27.4 million and $21.4 million, respectively. The unrecognized tax benefits, if recognized, would not have an impact on our effective tax rate. We do not expect a significant change to our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

We file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Tax years beginning in 1998 through 2012 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our consolidated statement of operations. As of the date of adoption of ASC Topic No. 740 and through December 31, 2012, we did not have any interest or penalties associated with unrecognized tax benefits.

It is our intention to reinvest our earnings from our non-U.S. subsidiaries in those operations. We do not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2012, there is a minimal amount of cumulative earnings upon which U.S. income taxes have not been provided.

15.	COMMITMENTS AND CONTINGENCIES

Leases

We have various non-cancelable leases for facilities, which expire between 2015 and 2018, several of which have options to extend the term for an additional period. For instance, our corporate headquarters in Brisbane California has an option to extend our lease agreement for a period of five years beyond the initial lease term which expires in April 2016. Our total rent expense was approximately $2.2 million, $2.5 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010.

The following is a schedule by year of future minimum lease payments of all leases at December 31, 2012:

Year Ending December, 31	(in thousands)
2013	$3,220
2014	3,001
2015	2,350
2016	1,045
2017	213
2018 and thereafter	155

$9,984

Several of our operating leases require a letter of credit secured by a restricted cash balance with our bank. The amount of these letters of credit approximates 6-12 months of operating rent payable to the landlord of the facility and they are typically effective until we reach sustained profitability. As of December 31, 2012 and 2011, restricted cash under these letters of credit amounted to $1.8 million and $1.4 million, respectively.

Purchase Commitments

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

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our license, commercialization and collaboration agreements in the aggregate amount of $32.5 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the remaining $32.5 million in future aggregate milestone payments, $20.0 million in contingent payments would be made by us only if positive Phase 3 data and product approval in the United States is achieved for pirfenidone. We paid $13.5 million in March 2009 in connection with our decision to proceed with regulatory approval for pirfenidone. Included in the $32.5 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to reimburse us in connection with our sale of danoprevir to Roche. As of December 31, 2012, we have not recognized any amounts for future aggregate milestone payments.

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

Indemnity Agreement

On or about March 22, 2000, we entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as our chief executive officer until September 30, 2003. The Indemnity Agreement obligates us to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to our indemnification obligation, including but not limited to claims “on account of Dr. Harkonen’s conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of

Dr. Harkonen’s conduct that is established by a final judgment as constituting a breach of Dr. Harkonen’s duty of loyalty to the Corporation or resulting in any personal profit or advantage to which Dr. Harkonen was not legally entitled,” and claims “for which payment is actually made to Dr. Harkonen under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates us to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen filed a timely notice of appeal and currently is appealing his conviction and sentence. The government is pursuing a cross-appeal regarding Dr. Harkonen’s sentence. The Ninth Circuit appeal was argued on December 6, 2012 and is awaiting decision. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

Prior to December 2008, insurers that issued directors & officers (“D&O”) liability insurance to the Company had advanced all of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action. Those insurers included National Union Fire Insurance Company of Pittsburgh, PA (“AIG”), Underwriters at Lloyd’s, London (“Lloyd’s”), and Continental Casualty Company (“CNA”). On November 19, 2008, however, the insurer that issued a $5.0 million D&O insurance policy providing coverage excess of the monetary limits of coverage provided by AIG, Lloyd’s and CNA, Arch Specialty Insurance Company (“Arch”), advised us that the limits of the underlying coverage were expected to be depleted by approximately December 15, 2008; that Arch “disclaimed coverage” based on misstatements and misrepresentations allegedly made by Dr. Harkonen in documents provided in the application for the Arch policy and the underlying Lloyd’s policy; and that, based on that disclaimer, Arch would not be advancing any of Dr. Harkonen’s expenses, including attorneys’ fees, incurred in the civil action lawsuits and Criminal Action.

As a result of Arch’s disclaimer of coverage and refusal to advance expenses, including attorneys’ fees, we had, as of approximately December 15, 2008, become obligated to advance such expenses incurred by Dr. Harkonen in the civil action lawsuits and Criminal Action.

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

In late 2009, Arch advised us that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. We therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage for the excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and we submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse us for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised us that Dr. Harkonen’s defense fees and costs had exhausted the $5.0 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s continuing defense. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by us pursuant to the terms of the Indemnity Agreement. We expect amounts to be paid by us to continue into the future until the Criminal Action is finally adjudicated, however we are unable to predict what our total liability could be with any degree of certainty.

Shionogi

In March 2012, following the EU’s grant of marketing approval for Esbriet® (pirfenidone), Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet® (pirfenidone) in Europe, based on Shionogi’s interpretation of our May 2004 agreement with Shionogi (as amended). On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet® (pirfenidone) in the European Union. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi sought, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi on net sales of Esbriet® (pirfenidone) in the European Union. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet® (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement with Shionogi.

16.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined that, in accordance with ASC Topic No. 280, previously referred to as SFAS No. 131, we operate in one segment, because operating results are reported only on an aggregate basis to our chief operating decision makers. We currently market and sell Esbriet in Europe for the treatment of IPF, of which substantially all revenue is derived from Germany since the initial launch in September 2011. Revenue from sales of Actimmune has been reclassified to discontinued operations for all periods presented and are therefore excluded from the numbers presented below.

Our net revenue by region for the years ended December 31 2012, and 2011, are as follows:

	2012	2011
	(in thousands)
United States	$—	$2,629
Europe and other	26,174	2,778

Totals	$26,174	$5,407

Our net long-lived assets by region for the years ended December 31 2012 and 2011, are as follows:

	2012	2011
	(in thousands)
United States	$2,185	$1,018
Europe and other	2,147	1,323

Totals	$4,332	$2,341

We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. We had one customer who constituted 29% of our net accounts receivable at December 31, 2012. We had three customers who constituted 38%, 35% and 14%, respectively, of our net accounts receivable at December 31, 2011. We carefully monitor the creditworthiness of potential customers. As of December 31, 2012, we have not experienced any significant losses on its accounts receivable.

Revenue from customers representing 10% or more of total product revenue during the years ended December 31, 2012, and 2011 were as follows:

Customer	2012	2011
Customer A	0%	42%
Customer B	0%	22%
Customer C	0%	22%
Customer D	26%	0%

17.	EMPLOYEE SAVINGS PLAN

On May 1, 1999, we adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who fulfill certain length-of-service requirements. Employees may contribute up to the maximum limit imposed by federal tax law. Beginning in 2005, we began matching employee contributions at a rate of 50% of the first $6,000 per employee contributed each year and have since gradually increased the contribution rate to 50% of the first $12,000 per employee contributed each year in 2009. Our total matching contributions were $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010.

18.	GUARANTEES AND INDEMNIFICATIONS

ASC Subtopic No. 460-10, previously FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policies reduce our exposure and may enable us to recover a portion of any future amounts paid. Accordingly, we believe the fair value of these indemnification agreements is minimal. Therefore, we have not recorded any liabilities for these agreements as of December 31, 2012.

19.	QUARTERLY FINANCIAL DATA AND RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL DATA (Unaudited)

Under ASC 740, accounting for income taxes, intraperiod tax allocation rules require that the provision for income taxes be allocated between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to other categories of earnings. A related tax benefit is then recorded in continuing operations. Intraperiod tax allocation in general does not change the overall tax provision, or the net loss for each of the years presented.

We realized a gain from discontinued operations due to the sale of Actimmune on June 19, 2012. However, our Form 10-Q’s for the second and third quarters of 2012 did not appropriately present the intraperiod tax allocation of income tax expense (benefit) from continuing and discontinued operations in accordance with ASC 740. As a result, we identified material errors in our previously reported financial statements. Consequently, the following tables restate the quarterly financial data for certain quarters to incorporate the required ASC 740 intraperiod tax allocation presentation. In 2010, we utilized net operating losses to fully deduct our net income, with an offset to the valuation allowance. The periods for which restatement are presented are the three months ended June 30, 2011, September 30, 2011, June 30, 2012 and September 30, 2012, as well as the six-month periods ended June 30, 2011 and June 30, 2012 and the nine-month periods ended September 30, 2011 and September 30, 2012. Previously filed financial data for the three-month periods ended March 31, 2011 and March 31, 2012, are not subject to restatement. Previously filed financial data for the three-month and twelve-month periods ended December 31, 2011 and December 31, 2012, are also not subject to restatement however this financial data was recently reported in our current report on Form 8-K filed with the SEC on February 21, 2013 and the following tables correct that reported financial data.

The restatements herein will have no impact on our consolidated net income or loss or the consolidated statements of cash flows for either of the full years ended December 31, 2012 and 2011, and it will also have no impact on our consolidated balance sheets or consolidated statements of stockholders’ equity at either December 31, 2012 or 2011.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2012 (In thousands, except per share amounts) As modified(1)
2012
Revenue, net
Esbriet	$4,880
Collaboration revenue	—

Total revenue, net	4,880
Costs and expenses:
Cost of goods sold	860
Research and development	23,212
Selling, general and administrative	26,284

Total costs and expenses	50,356
(Loss) income from operations	(45,476)
Other income (expense):
Interest income	145
Interest expense	(2,205)
Other income (expense)	(985)

Loss from continuing operations before income taxes	(48,521)
Income tax expense (benefit)	(176)

(Loss) income from continuing operations	(48,345)
Income (loss) from discontinued operations	1,956
Gain on sale of discontinued operations	—
Income tax expense for discontinued operations	241

Income from discontinued operations, net of taxes	1,715

Net (loss) income	$(46,630)

Basic net loss per common share:
Continuing operations	$(0.75)
Discontinued operations	$0.03

Net (loss) income	$(0.72)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	64,658

	Three months ended June 30, 2012				Six months ended June 30, 2012
	(In thousands, except per share amounts)
	As most recently filed(2)	Adjustment to restate		As restated	As most recently filed(2)	Adjustment to restate		As restated
2012
Revenue, net
Esbriet	$5,538	$		$5,538	$10,418	$		$10,418
Collaboration revenue	—		—	—	—		—	—

Total revenue, net	5,538		—	5,538	10,418		—	10,418
Costs and expenses:
Cost of goods sold	3,323		—	3,323	4,183		—	4,183
Research and development	25,166		—	25,166	48,378		—	48,378
Selling, general and administrative	25,462		—	25,462	51,926		—	51,926

Total costs and expenses	54,131		—	54,131	104,487		—	104,487
(Loss) income from operations	(48,593)		—	(48,593)	(94,069)		—	(94,069)
Other income (expense):
Interest income	159		—	159	304		—	304
Interest expense	(2,237)		—	(2,237)	(4,442)		—	(4,442)
Other income (expense)	(139)		—	(139)	(1,124)		—	(1,124)

Loss from continuing operations before income taxes	(50,810)		—	(50,810)	(99,331)		—	(99,331)
Income tax expense (benefit)	69		(9,282)	(9,213)	134		(9,523)	(9,389)

(Loss) income from continuing operations	(50,879)		9,282	(41,597)	(99,465)		9,523	(89,942)
Income (loss) from discontinued operations	37		—	37	1,993		—	1,993
Gain on sale of discontinued operations	51,335		—	51,335	51,335		—	51,335
Income tax expense for discontinued operations	—		19,032	19,032	—		19,273	19,273

Income from discontinued operations, net of taxes	51,372		(19,032)	32,340	53,328		(19,273)	34,055

Net (loss) income	$493		$(9,750)	$(9,257)	$(46,137)		$(9,750)	$(55,887)

Basic net loss per common share:
Continuing operations	$(0.78)		$0.14	$(0.64)	$(1.53)		$0.15	$(1.38)
Discontinued operations	$0.79		$(0.29)	$0.50	$0.82		$(0.30)	$0.52

Net (loss) income	$0.01		$(0.15)	$(0.14)	$(0.71)		$(0.15)	$(0.86)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	64,943		64,943	64,943	64,858		64,858	64,858

	Three months ended September 30, 2012				Nine months ended September 30, 2012
	(In thousands, except per share amounts)
	As most recently filed(2)	Adjustment to restate		As restated	As most recently filed(2)	Adjustment to restate		As restated
2012
Revenue, net
Esbriet	$7,534	$		$7,534	$17,952	$		$17,952
Collaboration revenue	—		—	—	—		—	—

Total revenue, net	7,534		—	7,534	17,952		—	17,952
Costs and expenses:
Cost of goods sold	2,017		—	2,017	6,200		—	6,200
Research and development	26,175		—	26,175	74,553		—	74,553
Selling, general and administrative	23,754		—	23,754	75,680		—	75,680

Total costs and expenses	51,946		—	51,946	156,433		—	156,433
(Loss) income from operations	(44,412)		—	(44,412)	(138,481)		—	(138,481)
Other income (expense):
Interest income	148		—	148	452		—	452
Interest expense	(2,031)		—	(2,031)	(6,473)		—	(6,473)
Other income (expense)	975		—	975	(149)		—	(149)

Loss from continuing operations before income taxes	(45,320)			(45,320)	(144,651)		—	(144,651)
Income tax expense (benefit)	192		(4,511)	(4,319)	326		(14,034)	(13,708)

(Loss) income from continuing operations	(45,512)		4,511	(41,001)	(144,977)		14,034	(130,943)
Income (loss) from discontinued operations	132		—	132	2,125		—	2,125
Gain on sale of discontinued operations	—		—	—	51,335		—	51,335
Income tax expense for discontinued operations	—		48	48	—		19,321	19,321

Income from discontinued operations, net of taxes	132		(48)	84	53,460		(19,321)	34,139

Net (loss) income	$(45,380)		$4,463	$(40,917)	$(91,517)		$(5,287)	$(96,804)

Basic net loss per common share:
Continuing operations	$(0.70)		$0.07	$(0.63)	$(2.23)		$0.21	$(2.02)
Discontinued operations	$0.00		$—	$0.00	$0.82		$(0.29)	$0.53

Net (loss) income	$(0.70)		$0.07	$(0.63)	$(1.41)		$(0.08)	$(1.49)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	65,183		65,183	65,183	64,966		64,966	64,966

	Three months ended December 31, 2012				Twelve months ended December 31, 2012
	(In thousands, except per share amounts)
	Not previously filed(3)	Adjustment		As currently reported	Not previously filed(3)	Adjustment		As currently reported
2012
Revenue, net
Esbriet	$8,222	$		$8,222	$26,174	$		$26,174
Collaboration revenue	—		—	—	—		—	—

Total revenue, net	8,222		—	8,222	26,174		—	26,174
Costs and expenses:
Cost of goods sold	2,716		—	2,716	8,916		—	8,916
Research and development	32,018		—	32,018	106,571		—	106,571
Selling, general and administrative	29,615		—	29,615	105,295		—	105,295

Total costs and expenses	64,349		—	64,349	220,782		—	220,782
(Loss) income from operations	(56,127)		—	(56,127)	(194,608)		—	(194,608)
Other income (expense):
Interest income	134		—	134	586		—	586
Interest expense	(2,454)		—	(2,454)	(8,927)		—	(8,927)
Other income (expense)	(224)		—	(224)	(373)		—	(373)

Loss from continuing operations before income taxes	(58,671)			(58,671)	(203,322)		—	(203,322)
Income tax expense (benefit)	626		(5,551)	(4,925)	952		(19,585)	(18,633)

(Loss) income from continuing operations	(59,297)		5,551	(53,746)	(204,274)		19,585	(184,689)

Income (loss) from discontinued operations	733		—	733	2,858		—	2,858
Gain on sale of discontinued operations	—		—	—	51,335		—	51,335
Income tax expense for discontinued operations	—		264	264	—		19,585	19,585

Income from discontinued operations, net of taxes	733		(264)	469	54,193		(19,585)	34,608

Net (loss) income	$(58,564)		$(5,287)	$(53,277)	$(150,081)		$—	$(150,081)

Basic net loss per common share:
Continuing operations	$(0.91)		$0.09	$(0.82)	$(3.13)		$0.30	$(2.83)
Discontinued operations	$0.01		$—	$0.01	$0.83		$(0.30)	$0.53

Net (loss) income	$(0.90)		$0.09	$(0.81)	$(2.30)		$—	$(2.30)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	65,404		65,404	65,404	65,184		65,184	65,184

Three months ended March 31, 2011 (In thousands, except per share amounts) As modified(1)
2011
Revenue, net
Esbriet	$—
Collaboration revenue	1,300

Total revenue, net	1,300
Costs and expenses:
Cost of goods sold	—
Research and development	16,838
Selling, general and administrative	17,371

Total costs and expenses	34,209
(Loss) income from operations	(32,909)
Other income (expense):
Interest income	138
Interest expense	(1,787)
Other income (expense)	(106)

Loss from continuing operations before income taxes	(34,664)
Income tax expense (benefit)	(954)

(Loss) income from continuing operations	(33,710)
Income (loss) from discontinued operations	2,561

Gain on sale of discontinued operations	—
Income tax expense for discontinued operations	954

Income from discontinued operations, net of taxes	1,607

Net (loss) income	$(32,103)

Basic net loss per common share:
Continuing operations	$(0.60)
Discontinued operations	$0.03

Net (loss) income	$(0.57)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	56,377

	Three months ended June 30, 2011				Six months ended June 30, 2011
	(In thousands, except per share amounts)
	As most recently filed(2)	Adjustment to restate		As restated	As most recently filed(2)	Adjustment to restate		As restated
2011
Revenue, net
Esbriet	$—	$		$—	$—	$		$—
Collaboration revenue	1,329		—	1,329	2,629		—	2,629

Total revenue, net	1,329		—	1,329	2,629		—	2,629
Costs and expenses:
Cost of goods sold	—		—	—	—		—	—
Research and development	20,084		—	20,084	36,922		—	36,922
Selling, general and administrative	21,638		—	21,638	39,009		—	39,009

Total costs and expenses	41,722		—	41,722	75,931		—	75,931
(Loss) income from operations	(40,393)		—	(40,393)	(73,302)		—	(73,302)
Other income (expense):
Interest income	121		—	121	259		—	259
Interest expense	(1,086)		—	(1,086)	(2,873)		—	(2,873)
Other income (expense)	11		—	11	(95)		—	(95)

Loss from continuing operations before income taxes	(41,347)			(41,347)	(76,011)		—	(76,011)
Income tax expense (benefit)	—		(1,138)	(1,138)	—		(2,092)	(2,092)

(Loss) income from continuing operations	(41,347)		1,138	(40,209)	(76,011)		2,092	(73,919)
Income (loss) from discontinued operations	1,453		—	1,453	4,014		—	4,014
Gain on sale of discontinued operations	—		—	—	—		—	—
Income tax expense for discontinued operations	—		1,138	1,138	—		2,092	2,092

Income from discontinued operations, net of taxes	1,453		(1,138)	315	4,014		(2,092)	1,922

Net (loss) income	$(39,894)		$—	$(39,894)	$(71,997)		$—	$(71,997)

Basic net loss per common share:
Continuing operations	$(0.70)		$0.01	$(0.69)	$(1.32)		$0.04	$(1.28)
Discontinued operations	$0.02		$(0.01)	$0.01	$0.07		$(0.04)	$0.03

Net (loss) income	$(0.68)		$—	$(0.68)	$(1.25)		$—	$(1.25)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	58,924		58,924	58,924	57,657		57,657	57,657

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	(In thousands, except per share amounts)
	As most recently filed(2)	Adjustment to restate		As restated	As most recently filed(2)	Adjustment to restate		As restated
2011
Revenue, net
Esbriet	$118	$		$188	$188	$		$188
Collaboration revenue	—		—	—	2,629		—	2,629

Total revenue, net	118		—	118	2,747		—	2,747
Costs and expenses:
Cost of goods sold	385		—	385	385		—	385
Research and development	17,045		—	17,045	53,967		—	53,967
Selling, general and administrative	23,652		—	23,652	62,661		—	62,661

Total costs and expenses	41,082		—	41,082	117,013		—	117,013
(Loss) income from operations	(40,964)		—	(40,964)	(114,266)		—	(114,266)
Other income (expense):
Interest income	131		—	131	390		—	390
Interest expense	(1,281)		—	(1,281)	(4,154)		—	(4,154)
Other income (expense)	(227)		—	(227)	(322)		—	(322)

Loss from continuing operations before income taxes	(42,341)			(42,341)	(118,352)		—	(118,352)
Income tax expense (benefit)	—		(1,165)	(1,165)	—		(3,257)	(3,257)

(Loss) income from continuing operations	(42,341)		1,165	(41,176)	(118,352)		3,257	(115,095)
Income (loss) from discontinued operations	4,097		—	4,097	8,111		—	8,111
Gain on sale of discontinued operations	—		—	—	—		—	—
Income tax expense for discontinued operations	—		1,165	1,165	—		3,257	3,257

Income from discontinued operations, net of taxes	4,097		(1,165)	2,932	8,111		(3,257)	4,854

Net (loss) income	$(38,244)		$—	$(38,244)	$(110,241)		$—	$(110,241)

Basic net loss per common share:
Continuing operations	$(0.70)		$0.02	$(0.68)	$(2.02)		$0.06	$(1.96)
Discontinued operations	$0.07		$(0.02)	$0.05	$0.14		$(0.06)	$0.08

Net (loss) income	$(0.63)		$—	$(0.63)	$(1.88)		$—	$(1.88)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	60,467		60,467	60,467	58,599		58,599	58,599

	Three months ended December 31, 2011 (In thousands, except per share amounts) As modified(1)	Twelve months ended December 31, 2011 (In thousands, except per share amounts) As modified(1)
2011
Revenue, net
Esbriet	$2,660	$2,778
Collaboration revenue	—	2,629

Total revenue, net	2,660	5,407
Costs and expenses:
Cost of goods sold	1,021	1,406
Research and development	21,006	74,973
Selling, general and administrative	26,802	89,463

Total costs and expenses	48,829	165,842
(Loss) income from operations	(46,169)	(160,435)
Other income (expense):
Interest income	166	556
Interest expense	(2,254)	(6,408)
Other income (expense)	(336)	(658)

Loss from continuing operations before income taxes	(48,593)	(166,945)
Income tax expense (benefit)	(1,337)	(4,594)

(Loss) income from continuing operations	(47,256)	(162,351)
Income (loss) from discontinued operations	4,082	12,193
Gain on sale of discontinued operations	—	—
Income tax expense for discontinued operations	1,359	4,616

Income from discontinued operations, net of taxes	2,723	7,577

Net (loss) income	$(44,533)	$(154,774)

Basic net loss per common share:
Continuing operations	$(0.73)	$(2.70)
Discontinued operations	$0.04	$0.12

Net (loss) income	$(0.69)	$(2.58)

Shares used in computing basic net (loss) income and diluted net (loss) income per share	64,572	60,100

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2012			Six months ended June 30, 2012
	(In thousands, except per share amounts)
	As most recently filed(2)	Adjustment to restate	As restated	As most recently filed(2)	Adjustment to restate	As restated
2012
Net income (loss)	$493	$(9,750)	$(9,257)	$(46,137)	$(9,750)	$(55,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	—	(33)	219	—	219

Unrealized gains (losses) on available-for-sale securities	(30)	—	(30)	(23)	—	(23)

Comprehensive loss	$430	$(9,750)	$(9,320)	$(45,941)	$(9,750)	$(55,691)

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	(In thousands, except per share amounts)
	As most recently filed(2)	Adjustment to restate	As restated	As most recently filed(2)	Adjustment to restate	As restated
2012
Net income (loss)	$(45,380)	$4,463	$(40,917)	$(91,517)	$(5,287)	$(96,804)
Other comprehensive income (loss):
Foreign currency translation adjustment	(755)	—	(755)	(536)	—	(536)

Unrealized gains (losses) on available-for-sale securities	104	—	104	81	—	81

Comprehensive loss	$(46,031)	$4,463	$(41,568)	$(91,972)	$(5,287)	$(97,259)

No other previously filed consolidated statements of comprehensive income (loss) are impacted by this restatement.

(1)	Following the sale of Actimmune, no financial statements have been subsequently filed for these periods. This financial information reflects the reclassification of Actimmune operations into discontinued operations and also gives effect to the intraperiod tax allocation adjustment discussed above.

(2)	Following the sale of Actimmune, all Actimmune-related activities were reclassified as discontinued operations in subsequently-filed financial statements

(3)	No financial statements have previously been filed for these periods. Consequently, no restatement is required for any of these periods. Adjustments relate to financial data recently reported in our current report on Form 8-K filed with the SEC on February 21, 2013.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012 (In thousands)			As of September 30, 2012 (In thousands)
	As most recently filed	Adjustment to restate	As restated	As most recently filed	Adjustment to restate	As restated
ASSETS
Current assets:
Cash and cash equivalents	$135,339	$—	$135,339	$95,103	$—	$95,103
Available-for-sale securities	258,390	—	258,390	256,301	—	256,301
Accounts receivable, net	4,702	—	4,702	5,152	—	5,152
Inventories, net	9,152	—	9,152	9,134	—	9,134
Prepaid expenses and other current assets	6,064	—	6,064	5,951	—	5,951

Total current assets	413,647	—	413,647	371,641	—	371,641
Property and equipment, net	4,118	—	4,118	4,034	—	4,034
Acquired product rights, net	18,750	—	18,750	18,500	—	18,500
Other assets	7,588	—	7,588	7,819	—	7,819

Total assets	$444,103	$—	$444,103	$401,994	$—	$401,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,282	$—	$12,282	$11,125	$—	$11,125
Accrued compensation	7,577	—	7,577	9,752	—	9,752
Other accrued liabilities	21,217	9,750	30,967	20,154	5,287	25,441

Total current liabilities	41,076	9,750	50,826	41,031	5,287	46,318
Convertible notes	240,250	—	240,250	240,250	—	240,250
Other long term liabilities	185	—	185	207	—	207
Stockholders’ equity:
Common Stock	66	—	66	66	—	66
Additional paid-in capital	1,155,311	—	1,155,311	1,159,255	—	1,159,255
Accumulated other comprehensive income	1,221	—	1,221	571	—	571
Accumulated deficit	(994,006)	(9,750)	(1,003,756)	(1,039,386)	(5,287)	(1,044,673)

Total stockholders’ equity	162,592	(9,750)	152,842	120,506	(5,287)	115,219

Total liabilities & stockholders’ equity	$444,103	$—	$444,103	$401,994	$—	$401,994

No other previously filed consolidated balance sheets are impacted by this restatement.

The restatement also results in changes to our consolidated statements of cash flows for the six-month periods ended June 30, 2012, and the nine-month periods ended September 30, 2012. Net loss for the six-month periods ended June 30, 2012 is restated as $55.9 million as compared to the previously reported $46.1 million. Also for the six-month periods ended June 30, 2012 the financial statement line item “changes in operating assets and liabilities: other accrued liabilities” is restated as $14.1 million as compared to the previously reported $4.3 million. Net loss for the nine-month periods ended September 30, 2012 is restated as $96.8 million as compared to the previously reported $91.5 million. Also for the nine-month periods ended September 30, 2012 the financial statement line item “changes in operating assets and liabilities: other accrued liabilities” is restated as $8.5 million as compared to the previously reported $3.2 million. There were no changes in any period to net cash used in operating activities.

20.	SUBSEQUENT EVENTS

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.75 million aggregate principal amount of 2.50% convertible senior notes due 2017 (“Convertible Note Offering”). The resulting aggregate net proceeds from the Common Stock Offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the Convertible Note Offering were approximately $116.7 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”). Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding.

In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of pirfenidone (Esbriet®) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement with Shionogi.

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

We have identified a control deficiency under ASC 740, accounting for income taxes, related to an intraperiod tax allocation resulting from our sale of Actimmune on June 19, 2012. Our failure to correctly record this intraperiod tax allocation affected the presentation of income tax expense for the three and six month periods ended June 30, 2012 and the three and nine month periods ended September 30, 2012. In particular, our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012 did not correctly present the intraperiod tax allocation of income tax expense (benefit) from continuing and discontinued operations in accordance with ASC 740. As a result, we have restated our financial statements for these periods. We have also determined to restate our previous presentation of the comparable financial results for the three and six month periods ended June 30, 2011 and the three and nine months periods ended September 30, 2011 as stated in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012. The resulting restatements are more fully described in Note 19 to the financial statements included in this Form 10-K. The control deficiency relates to a failure to completely review the tax consequences of complex and infrequent transactions, and we have determined that this matter represented a material weakness in our internal control as of December 31, 2012.

A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management concluded that the design and operating effectiveness of our internal control over financial reporting was not effective as of December 31, 2012 based on the control deficiency over the accounting for the tax consequences of complex and infrequent transactions described above.

Changes in Internal Control over Financial Reporting. Under the rules of the Securities and Exchange Commission, “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. However, as a result of the matter that led to the restatement and the related assessment of internal control over financial reporting, the Company is implementing remediation steps to address the material weakness discussed above and to improve its internal controls over financial reporting.

We have developed a remediation plan to address these deficiencies and implemented this plan in February 2013. The plan includes enhancing our review procedures around the tax consequences of complex and infrequent transactions. We believe that our remediation plan will strengthen our internal control over financial reporting and should remediate the material weakness we have identified.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InterMune, Inc.

We have audited InterMune, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InterMune, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness related to accounting for income taxes, which relates to properly evaluating the tax consequences of complex and infrequent transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterMune, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 1, 2013, which expressed an unqualified opinion on those financial statements and schedule.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, InterMune, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Redwood City, California
March 1, 2013

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

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 5 — Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Schedule II

InterMune, Inc.

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2012, 2011 and 2010

(in thousands)

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for cash discounts:
Year ended December 31, 2012	$42	$(42)	$—	$—
Year ended December 31, 2011	$36	$513	$(507)	$42
Year ended December 31, 2010	$55	$491	$(510)	$36

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$14	$(14)	$—	$—
Year ended December 31, 2011	$—	$14	$—	$14
Year ended December 31, 2010	$—	$—	$—	$—

(3) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010	8-K	10/12/2010	2.1

2.2(a)	Asset Purchase Agreement by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, dated May 17, 2012.	10-Q	08/08/2012	2.1	(a)

2.2(b)	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune.	10-Q	08/08/2012	2.1	(b)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1+	Form of Indemnity Agreement.	S-1	02/02/2000	10.1

10.2+	1999 Equity Incentive Plan and related documents.	S-1/A	02/18/2000	10.2

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents.	8-K	06/08/2012	10.1

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents.	10-K	03/14/2008	10.4

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents.	10-K	03/14/2008	10.5

10.6+	Form of Change of Control Provisions for Officers.	10-Q	05/11/2000	10.20

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.7	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.	8-K	08/23/2000	99.1

10.8a	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	03/29/2001	10.31

10.8b	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	03/29/2001	10.32

10.8c	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.1

10.8d	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.2

10.8e	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.3

10.9+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.	10-Q	11/13/2003	10.65

10.10	Employment offer letter, dated February 6, 2012, by and between Registrant and Jonathan A. Leff, M.D.	8-K	02/09/2012	10.1

10.11a	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	11/04/2004	10.79

10.11b	Amendment, dated January 19, 2010, to Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	01/19/2010	10.1

10.12	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	11/04/2004	10.80

10.13a+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.	10-K	03/16/2005	10.83

10.13b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D.	10-K	03/16/2005	10.91

10.14a+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D.	10-K	03/16/2005	10.85

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.14b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D.	10-K	03/16/2005	10.94

10.15+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele.	10-K	03/16/2005	10.86

10.16+	Employment offer letter, dated January 28, 2013, by and between Registrant and Sean P. Nolan				X

10.17*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.	10-K	03/13/2006	10.103

10.18+	Employment Offer Letter Agreement, dated July 26, 2006, between Registrant and John C. Hodgman.	10-K	03/09/2011	10.33

10.19*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin.	10-K	03/14/2008	10.59

10.20*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi.	10-K	03/14/2008	10.60

10.21*	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand.	10-K	03/16/2009	10.72

10.22*	Commercial Manufacturing Agreement, dated September 10, 2009, by and between Registrant and Catalent Pharma Solutions, LLC.	10-K	03/15/2010	10.75

10.23a+	Employment Offer Letter Agreement, dated October 30, 2009, between Registrant and Giacomo di Nepi.	10-K	03/09/2011	10.46(a)

10.23b+	Employment Letter Arrangement, dated December 28, 2010, between Registrant and Giacomo di Nepi.	10-K	03/09/2011	10.46(b)

10.23c+	Employment Contract, dated December 28, 2010, between InterMune Schweiz AG and Giacomo di Nepi.	10-K	03/09/2011	10.46(c)

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on the signature pages hereto)				X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Scheme Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
†	This certification accompanies the Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b) Exhibits

See Item 15(a) above.

(c) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMUNE, INC.

By:	/s/ JOHN C. HODGMAN
John C. Hodgman
Senior Vice President of Finance Administration
and Chief Financial Officer

Dated: March 1, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signatures	Title	Date

/s/ DANIEL G. WELCH Daniel G. Welch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ JOHN C. HODGMAN John C. Hodgman	Senior Vice President of Finance Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

/S/ JEAN-JACQUES BIENAIME Jean-Jacques Bienaime	Director	March 1, 2013

/s/ LOUIS DRAPEAU Louis Drapeau	Director	March 1, 2013

/s/ LARS EKMAN Lars Ekman, M.D., Ph.D.	Lead Independent Director	March 1, 2013

/s/ JAMES I. HEALY James I. Healy, M.D., Ph.D.	Director	March 1, 2013

Signatures	Title	Date

/s/ DAVID S. KABAKOFF David S. Kabakoff, Ph.D.	Director	March 1, 2013

/s/ ANGUS C. RUSSELL Angus C. Russell	Director	March 1, 2013

/s/ FRANK VERWIEL Frank Verwiel, M.D.	Director	March 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010	8-K	10/12/2010	2.1

2.2(a)	Asset Purchase Agreement by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, dated May 17, 2012.	10-Q	08/08/2012	2.1	(a)

2.2(b)	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune.	10-Q	08/08/2012	2.1	(b)

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1+	Form of Indemnity Agreement.	S-1	02/02/2000	10.1

10.2+	1999 Equity Incentive Plan and related documents.	S-1/A	02/18/2000	10.2

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents.	8-K	06/08/2012	10.1

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents.	10-K	03/14/2008	10.4

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents.	10-K	03/14/2008	10.5

10.6+	Form of Change of Control Provisions for Officers.	10-Q	05/11/2000	10.20

10.7	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.	8-K	08/23/2000	99.1

10.8a	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	03/29/2001	10.31

10.8b	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	03/29/2001	10.32

10.8c	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.1

10.8d	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.2

10.8e	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.3

10.9+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.	10-Q	11/13/2003	10.65

10.10	Employment offer letter, dated February 6, 2012, by and between Registrant and Jonathan A. Leff, M.D.	8-K	02/09/2012	10.1

10.11a	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	11/04/2004	10.79

2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.11b	Amendment, dated January 19, 2010, to Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	01/19/2010	10.1

10.12	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	11/04/2004	10.80

10.13a+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.	10-K	03/16/2005	10.83

10.13b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D.	10-K	03/16/2005	10.91

10.14a+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D.	10-K	03/16/2005	10.85

10.14b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D.	10-K	03/16/2005	10.94

10.15+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele.	10-K	03/16/2005	10.86

10.16+	Employment offer letter, dated January 28, 2013, by and between Registrant and Sean P. Nolan				X

10.17*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.	10-K	03/13/2006	10.103

10.18+	Employment Offer Letter Agreement, dated July 26, 2006, between Registrant and John C. Hodgman.	10-K	03/09/2011	10.33

10.19*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin.	10-K	03/14/2008	10.59

10.20*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi.	10-K	03/14/2008	10.60

10.21*	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand.	10-K	03/16/2009	10.72

10.22*	Commercial Manufacturing Agreement, dated September 10, 2009, by and between Registrant and Catalent Pharma Solutions, LLC.	10-K	03/15/2010	10.75

10.23a+	Employment Offer Letter Agreement, dated October 30, 2009, between Registrant and Giacomo di Nepi.	10-K	03/09/2011	10.46(a)

3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.23b+	Employment Letter Arrangement, dated December 28, 2010, between Registrant and Giacomo di Nepi.	10-K	03/09/2011	10.46(b)

10.23c+	Employment Contract, dated December 28, 2010, between InterMune Schweiz AG and Giacomo di Nepi.	10-K	03/09/2011	10.46(c)

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on the signature pages hereto)				X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Scheme Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
†	This certification accompanies the Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

4