Form 10-Q
period 2013-03-31
INTERMUNE INC
filed 2013-05-06
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 81,684,233 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$168,984	$110,748
Available-for-sale securities	272,955	197,238
Accounts receivable	7,062	6,767
Inventories	10,191	10,020
Prepaid expenses and other current assets	6,521	6,878

Total current assets	465,713	331,651
Property and equipment, net	4,355	4,332
Acquired product rights, net	18,000	18,250
Other assets (includes restricted cash of $4,831 at March 31, 2013 and $3,813 at December 31, 2012, respectively)	13,615	9,233

Total assets	$501,683	$363,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,951	$18,887
Accrued compensation	7,443	11,528
Other accrued liabilities	28,520	26,256

Total current liabilities	47,914	56,671
Convertible notes	260,808	240,250
Embedded conversion derivative	28,129	—
Other long-term liabilities	249	228
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 81,684 and 66,050 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	82	66
Additional paid-in capital	1,312,425	1,163,700
Accumulated other comprehensive income (loss)	(99)	501
Accumulated deficit	(1,147,825)	(1,097,950)

Total stockholders’ equity	164,583	66,317

Total liabilities and stockholders’ equity	$501,683	$363,466

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue, net
Esbriet	$10,530	$4,880
Costs and expenses:
Cost of goods sold	2,376	860
Research and development	25,876	23,212
Selling, general and administrative	29,976	26,284

Total costs and expenses	58,228	50,356
Loss from operations	(47,698)	(45,476)
Other income (expense):
Interest income	137	145
Interest expense	(3,483)	(2,205)
Change in value of embedded conversion derivative	8,758	—
Loss on extinguishment of debt	(7,900)	—
Other income (expense)	480	(985)

Loss from continuing operations before income taxes	(49,706)	(48,521)
Income tax expense (benefit)	399	(176)

Loss from continuing operations, net of taxes	(50,105)	(48,345)

Income from discontinued operations, net of taxes	230	1,715

Net loss	$(49,875)	$(46,630)

Basic net loss per common share:
Continuing operations	$(0.65)	$(0.75)
Discontinued operations	0.01	0.03

Net income (loss)	$(0.64)	$(0.72)

Diluted net loss per common share:
Continuing operations	$(0.67)	$(0.75)
Discontinued operations	0.00	0.03

Net income (loss)	$(0.67)	$(0.72)

Shares used in computing basic net loss per common share	77,411	64,658

Shares used in computing diluted net loss per common share	84,604	64,658

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(49,875)	$(46,630)
Other comprehensive income (loss):
Foreign currency translation adjustment	(555)	252
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period	(45)	7

Total other comprehensive income (loss)	(600)	259

Comprehensive loss	$(50,475)	$(46,371)

See accompanying Notes to Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows used in operating activities:
Net loss	$(49,875)	$(46,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,788	4,733
Amortization of debt discount and debt issuance costs	1,454	—
Change in fair value of embedded conversion derivative	(8,758)	—
Depreciation expense	657	682
Loss on extinguishment of debt	7,900	—
Other	(534)	295
Changes in operating assets and liabilities:
Accounts receivable	(295)	(789)
Inventories	(171)	(2,589)
Prepaid expenses	357	—
Other assets	(909)	(6,231)
Accounts payable and accrued compensation	(11,021)	993
Other accrued liabilities	2,265	2,680

Net cash used in operating activities	(56,142)	(46,856)

Cash flows from investing activities:
Purchase of property and equipment	(430)	(1,309)
Purchases of available-for-sale securities	(137,959)	(136,995)
Maturities of available-for-sale securities	41,191	105,598
Sales of available-for-sale securities	21,006	49,530

Net cash (used in) provided by investing activities	(76,192)	16,824
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	145,734	—
Proceeds from convertible senior notes, net of issuance costs	116,800	—
Repurchase of convertible senior notes	(72,183)	—
Proceeds from issuance of common stock under employee stock benefit plans	219	284

Net cash provided by financing activities	190,570	284

Net increase (decrease) in cash and cash equivalents	58,236	(29,748)
Cash and cash equivalents at beginning of period	110,748	177,428

Cash and cash equivalents at end of period	$168,984	$147,680

Supplemental disclosure of cash flow information:
Interest paid in cash	$3,707	$4,023

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 27 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. We continue to prepare for the commercial launch of Esbriet in other countries in the EU, and we expect to launch in Italy by mid-June 2013 and launch in the UK by mid-August 2013. In addition, on January 2, 2013, we began the commercial launch of Esbriet in Canada.

We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration (“FDA”), we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. The results of the ASCEND trial are expected to supplement the existing Phase 3 clinical study data from our CAPACITY clinical trials to support the registration of pirfenidone to treat IPF in the United States. We completed enrollment with 555 randomized patients for our ASCEND trial in January 2013.

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. Such divestiture was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, that we entered into with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies and recent accounting pronouncements were described in Note 2 to our Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our accounting policies since December 31, 2012.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

Revenue Recognition and Revenue Reserves

Revenue is generated from product sales and recorded net of rebates. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Delivery is considered to have occurred when title passes to a credit-worthy customer. We include shipping and handling costs in cost of goods sold. Pursuant to terms and conditions of sale, our customers have no rights to return our products. Such restriction on product returns is common practice in Germany and France, and as a result, product returns have been primarily limited to damaged goods since our commercial launch in both of these countries. Product sales are recorded net of estimated government-mandated rebates. We review all sales transactions for potential rebates each month and believe that our reserves are adequate. Due to our limited history of selling Esbriet, we are currently accruing these rebates assuming maximum redemption rates and as we develop a more substantial history related to our rebate claims we will adjust our accrual to accurately reflect these rebate claims.

Derivative Financial Instruments

On January 22, 2013, we issued $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017 (the “2017 Notes”). As a result of our issuance of the 2017 Notes, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date and we are therefore required to value the derivative associated with the embedded conversion derivative and recognize the fair value as a long-term liability.

We recognize all derivative instruments as assets or liabilities in our balance sheet and measure these instruments at fair value employing “mark-to-market” accounting at the end of each reporting period and will continue to do so until such time that shareholder approval is obtained to increase our authorized share count. Gains and losses are recorded as a change in value of embedded conversion derivative.

Royalty Payments

We record royalty payments due on product sales within cost of goods sold. At present, the only such royalty is payable to Shionogi in relation to net sales of pirfenidone in the EU.

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

For the calculation of net loss per share, securities excluded were as follows:

	As of March 31,
	2013	2012
	(in thousands)
Common stock options	4,530	4,452
Shares issuable upon conversion of convertible notes	5,855	9,384

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to our common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss used in the calculation of net loss per common share – basic	$(49,875)	$(46,630)
Add: Amortization of convertible debt discount	1,136	—
Amortization of convertible debt issuance costs	130	—
Convertible debt interest expense	629	—
Less: Change in value of embedded conversion derivative	(8,758)	—

Net loss used in the calculation of net loss per common share – diluted	(56,738)	(46,630)

Denominator:
Weighted-average shares of common stock outstanding	78,003	65,246
Less: Weighted-average shares subject to repurchase	(592)	(588)

Weighted-average shares used in computing net loss per common share – basic	77,411	64,658
Add: Convertible debt shares	7,193	—

Weighted-average shares used in computing net loss per common share – diluted	84,604	64,658

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net loss used in the calculation of net loss per common share – basic	$(49,875)	$(46,630)
Net loss used in the calculation of net loss per common share – diluted	$(56,738)	$(46,630)
Per common share:
Continuing operations – basic	$(0.65)	$(0.75)
Discontinued operations – basic	0.01	0.03
Net loss – basic	$(0.64)	$(0.72)

Continuing operations – diluted	$(0.67)	$(0.75)
Discontinued operations – diluted	0.00	0.03
Net loss – diluted	$(0.67)	$(0.72)

Shares used in computing basic net loss per common share	77,411	64,658
Shares used in computing diluted net loss per common share	84,604	64,658

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Research and development	$997	$1,306
Cost of goods sold	28	53
General and administrative	1,763	3,374

Total stock-based compensation expense	$2,788	$4,733

Under the fair value recognition provisions of Accounting Standards Codification (ASC) 718-10, Stock Compensation, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period for that portion of the award that is ultimately expected to vest. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility, the expected term of the award and the estimated forfeiture rate.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is an update to the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for us in our first quarter of fiscal year 2014 with earlier adoption permitted, which should be applied prospectively. We adopted ASU No. 2013-02 for the period ended March 31, 2013. The adoption of this new guidance did not have an effect on our condensed consolidated balance sheets, statement of operations or cash flows.

3.	DISCONTINUED OPERATIONS

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing (the transaction is referred to herein as the “Asset Sale”). The Asset Sale was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, by and among InterMune and Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company, as amended on June 18, 2012. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented. As a consequence of the divestiture, we were required to apply intraperiod tax allocation rules for the purposes of calculating our provision for income taxes.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Three Months Ended March 31,
	2013	2012
Actimmune revenue, net	$500	$4,056
Costs and expenses:
Cost of goods sold	—	2,026
General and administrative	146	74

Total costs and expenses	146	2,100

Income from discontinued operations	354	1,956

Income and gains related to discontinued operations, before tax	354	1,956
Income tax expense	124	241

Income from discontinued operations, net of taxes	$230	$1,715

4.	DERIVATIVE INSTRUMENTS

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

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net gains from entering into derivative financial instruments not designated as hedges in the first three months of 2013 was $0.3 million. The notional value of our outstanding currency hedges at March 31, 2013 and 2012 was 7.5 million euros and 7.0 million euros, respectively, and the fair value of these outstanding derivatives at March 31, 2013 was zero.

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

In addition to our foreign exchange forward contract derivative instruments, we also have an embedded derivative option related to our 2017 Notes. See Note 10 to these financial statements for details of this option.

5.	FAIR VALUE

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

•

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For our available-for-sale securities, we review trading activity and pricing as of the measurement date. For our convertible senior notes we determined the fair value based on quoted market values. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

•

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The following table represents the fair value hierarchy for our financial assets (cash, cash equivalents, and investments, including accrued interest of approximately $0.8 million and $0.5 million, respectively) which require fair value measurement on a recurring basis:

	As of March 31, 2013
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,021	$—	$—	$57,021
Obligations of government-sponsored enterprises	—	178,686	—	178,686
Corporate debt securities	—	35,571	—	35,571
Commercial paper	—	84,994	—	84,994

Total	$57,021	$299,251	$—	$356,272

Liabilities:
Embedded conversion derivative on notes due 2017	—	—	28,129	28,129

Total	$—	$—	$28,129	$28,129

	As of December 31, 2012
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	—	144,806	—	144,806
Corporate debt securities	—	31,438	—	31,438
Commercial paper	—	32,891	—	32,891

Total	$7,777	$209,135	$—	$216,912

The following table summarizes the fair and carrying value of our convertible senior notes as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	(in thousands)
	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes due 2015	$18,360	$19,532	$85,000	$85,286
Convertible senior notes due 2017	87,198	125,988	—	—
Convertible senior notes due 2018	155,250	130,137	155,250	121,326

Total	$260,808	$275,657	$240,250	$206,612

Embedded Conversion Derivative

The embedded conversion derivative on notes due 2017 are classified as Level 3 because this liability is not actively traded and is valued using significant unobservable inputs. Significant inputs to this model are the remaining time to maturity, volatility and risk-free interest rate.

The following table sets forth the changes in the estimated fair value for our Level 3 classified embedded conversion derivative:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fair value measurement at beginning of period	$—	$—
Embedded conversion derivative recorded in connection with 2017 Notes	36,887	—
Change in fair value measurement included in operating expenses	(8,758)	—

Fair value measurement at end of period	$28,129	$—

6.	AVAILABLE-FOR-SALE INVESTMENTS

The following is a summary of our available-for-sale investments:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$57,021	$—	$—	$57,021
Obligations of government-sponsored enterprises	178,648	51	(13)	178,686
Corporate debt securities	35,538	38	(5)	35,571
Commercial paper	84,994	—	—	84,994

Total	$356,201	$89	$(18)	$356,272

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as:	(in thousands)
Cash equivalents	$83,317	$—	$—	$83,317
Available-for-sale securities	272,884	89	(18)	272,955

Total	$356,201	$89	$(18)	$356,272

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	144,747	59	—	144,806
Corporate debt securities	31,382	56	—	31,438
Commercial paper	32,890	1	—	32,891
Municipal bond	—	—	—	—

Total	$216,796	$116	$—	$216,912

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as:	(in thousands)
Cash equivalents	$19,674	$—	$—	$19,674
Available-for-sale securities	197,122	116	—	197,238

Total	$216,796	$116	$—	$216,912

Realized gains and losses were calculated based on the specific identification method and were not material for each of the three months ended March 31, 2013 and 2012, respectively.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities by contractual maturity:

	March 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$165,717	$165,721
Mature in one to three years	190,484	190,551

Total	$356,201	$356,272

7.	INVENTORY

Inventories are summarized as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Raw materials	$7,861	$7,310
Work in process	1,470	1,097
Finished goods	860	1,613

Total	$10,191	$10,020

8.	COMPREHENSIVE LOSS

The balance of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign Currency	Unrealized gains (losses) on securities	Accumulated other comprehensive income
	(in thousands)
Balance at December 31, 2012	$385	$116	$501
Comprehensive income (loss)	(555)	(45)	(600)

Balance at March 31, 2013	$(170)	$71	$(99)

Realized gains and losses of $0 and $0 were reclassified to other income (expense) on the statement of operations for the three month periods ended March 31, 2013 and 2012, respectively.

9.	CONVERTIBLE DEBT

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50%

convertible senior notes due December 15, 2017 (the “2017 Notes” and the “Convertible Note Offering”). The resulting aggregate net proceeds from the Common Stock Offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the Convertible Note Offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. Interest charges on the 2017 notes are payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The holders of the 2017 Notes may convert their 2017 Notes into shares of our common stock at a conversion rate of 77.7001 shares per $1,000 principal amount of notes, subject to adjustment (representing a conversion price of approximately $12.87 per share). We can settle conversion of the 2017 Notes by delivery of shares, cash or a combination of shares and cash at the election of the Company.

Conversion of the 2017 Notes may occur on any day prior to September 15, 2017, under the following conditions: a) during any fiscal quarter beginning after June 30, 2013, if the last reported sale price of our common stock for at least 20 trading days of during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; b) during the five consecutive business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the applicable conversion rate on each such trading date; c) if we call the 2017 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption rate; and d) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From September 15, 2017 and until the close of business on the second scheduled trading day immediately preceding the December 15, 2017 maturity date, holders of the 2017 Notes may convert their notes at any time, regardless of the foregoing circumstances.

On or after June 20, 2015, we may redeem for cash all or part of the 2017 notes (except for Notes that holders have already required us to repurchase following certain fundamental changes defined within the agreement such as an acquisition or liquidation of the Company) but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending within 10 trading days of immediately prior to the date we provide the notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price in this case will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. As of March 31, 2013, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.

In accordance with ASC 260, Earnings Per Share, the issuance of our 2017 Notes requires the use of the “if-converted” basis when calculating our dilutive net loss per share of common stock. Net loss is adjusted to exclude, or add-back, all 2017 Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, amortization of the debt discount and amortization of debt issuance costs. Weighted average shares are adjusted using the stated conversion rate as if the Notes had been converted at the date of issuance. Refer to Note 2 to these financial statements for our computation of diluted earnings per share.

In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”) for proceeds of $72.2 million. Following such repurchases, and as of March 31, 2013, approximately $18.4 million of our 2015 Notes remain outstanding. This repurchase was accounted for as an extinguishment of debt and we recorded a loss on extinguishment of debt of $7.9 million which comprised $5.5 million of premium paid to the holders of the 2015 Notes, $2.2 million related to the excess of the deemed issuance fair value over the issuance price (par) of the 2017 Notes (but only for those holders of the repurchased 2015 who subsequently invested in our 2017 Notes) and $0.2 million related to the write-off of the initial debt issuance costs for these notes.

The interest expense recognized on the 2017 Notes during the period from issuance through March 31, 2013 includes $0.6 million, $1.1 million, and $0.1 million for the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs, respectively.

10.	EMBEDDED CONVERSION DERIVATIVE

FASB Accounting Standards Codification (ASC) Topic 470 (ASC 470), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our 2017 Notes, to account for their liability and equity components separately by bifurcating the embedded conversion derivative (the “derivative”) from the host debt instrument. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result of the issuance of convertible notes in January 2013, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date, and we are therefore required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance was $36.9 million and was recorded as the original debt discount for the purposes of accounting for the debt component of the 2017 Notes. This debt discount is being amortized as interest expense using an effective interest rate of 6.9% over the 4.9 year term of the 2017 Notes.

The derivative is recorded on the consolidated balance sheet at its estimated fair value and is marked-to-market on a recurring basis. Changes in the fair value are recorded in change in value of embedded conversion derivative in the consolidated statements of operations. We determine the fair value of the derivative using a binomial, lattice model. The key assumptions for determining the fair values at the issuance date of January 22, 2013 and at March 31, 2013 included the remaining time to maturity of 4.90 and 4.71 years, respectively, volatility of 50% and 45%, respectively, and the risk-free interest rate of 0.74% and 0.70%, respectively. The estimated fair value of the embedded conversion derivative was $28.1 million as of March 31, 2013.

At the 2013 Annual Meeting of our Stockholders on May 30, 2013, the Company is soliciting stockholder approval for an amendment to the Company’s certificate of incorporation to increase the Company’s authorized share count, and, if approved, this increase in authorized shares will be sufficient to cover all of our potential outstanding common stock. In this case, we expect that the derivative will be re-measured to its then current fair value and will be reclassified to additional paid-in capital, thereby eliminating any requirement to mark-to-market the fair value of the derivative on an ongoing basis.

11.	COMMITMENTS AND CONTINGENCIES

Details of our ongoing commitments and contingencies were described in Note 15 to our consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes to these commitments and contingencies since December 31, 2012 except for following Shionogi matter.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s posttrial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen has filed a petition for rehearing en banc, and briefing is underway. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

Shionogi

In March 2012, following the EU’s grant of marketing approval for Esbriet (pirfenidone), Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet (pirfenidone) in Europe, based on Shionogi’s interpretation of our May 2004 agreement with Shionogi (as amended). On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the European Union. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi sought, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the European Union. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement with Shionogi.

12.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We have determined, in accordance with ASC 280, Segment Reporting, that our business operates in one operating segment: the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Our chief operating decision makers review financial information on a consolidated basis for purposes of making operating decisions and assessing financial performance.

We currently market and sell Esbriet in Europe for the treatment of IPF, of which substantially all revenue is derived from Germany and France. Revenue from sales of Actimmune has been reclassified to discontinued operations for all periods presented and are therefore excluded from the numbers presented below.

Our net revenue, organized by the following geographic regions: (i) United States; and (ii) Europe and other, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
United States	$—	$—
Europe and other	10,530	4,880

Totals	$10,530	$4,880

Our net long-lived assets by region are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
United States	$2,262	$2,185
Europe and other	2,093	2,147

Totals	$4,355	$4,332

We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. We carefully monitor the creditworthiness of potential customers. As of March 31, 2013, we have not experienced any significant losses on our accounts receivable.

Customers representing 10% or more of total product revenue during the three month periods ended March 31, 2013 and 2012 and accounts receivable as of March 31, 2013 and December 31, 2012, was as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customer	2013	2012	2013	2012
Customer A	—%	16%	—%	—%
Customer B	—%	15%	—%	—%
Customer C	—%	8%	—%	—%
Customer D	23%	—%	15%	29%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve substantial risks and uncertainty. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases.

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

•

the ability to achieve certain pricing and reimbursement levels for our product in various countries in Canada, the European Union and elsewhere, including our estimates of the number of patients who meet certain disease progression measures (e.g., forced vital capacity);

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

•

our expectations that our remediation plan sufficiently addressed and remediated the material weakness in our internal controls that we identified in connection with management’s evaluation of our internal controls over financial reporting as of December 31, 2012;

•

our expectations regarding the likelihood for approval of the proposal of an amendment to the Company’s certificate of incorporation to increase its authorized share capital and the resulting elimination of the requirement to mark-to-market the fair value of the embedded conversion derivative in our 2017 Notes; and

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three month period ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 27 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. We continue to prepare for the commercial launch of Esbriet in other countries in the EU, and we expect to launch in Italy by mid-June 2013 and launch in the UK by mid-August 2013. In addition, on January 2, 2013, we began the commercial launch of Esbriet in Canada.

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”) for proceeds of $72.2 million. We intend to use the remaining net proceeds from the convertible note offering and, if necessary a portion of the net proceeds from the common stock offering to repay at maturity or earlier repurchase some or all of such remaining 2015 Notes. We further intend to use the net proceeds from the common stock offering and any remaining proceeds from the convertible note offering to fund the commercialization of Esbriet, to fund our ASCEND trial and for general corporate purposes, which may include funding research and development and increasing working capital.

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. Such divestiture was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, that we entered into with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented.

Esbriet® (Pirfenidone)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. On January 2, 2013, we began the commercial launch of Esbriet in Canada. In addition, we continue to prepare for the commercial launch of Esbriet in other countries in the EU.

In March 2013, we announced that we concluded pricing and reimbursement discussions with the Italian Medicines Agency (AIFA) and have reached an agreement with the Pricing and Reimbursement Commission (CPR) of the AIFA regarding the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Before a new product can be launched in Italy, the final pricing and reimbursement agreement with the CPR must be approved by the Board of the AIFA and the publication of its approval must appear in the Gazzetta Ufficiale della Repubblica Italiana (Official Gazette of the Italian Republic). The AIFA board approval and publication process for Esbriet is expected to take approximately 6 to 12 weeks. Additional details on the pricing and reimbursement conditions for Esbriet in Italy will be provided coincident with the AIFA board approval and the publication of its approval in the Official Gazette. We anticipate launching Esbriet in Italy by mid-June 2013 promptly following publication of the agreement’s approval in the Official Gazette.

With respect to Spain and the Netherlands, the continuing economic conditions in Spain and health care system changes in the Netherlands make it challenging to predict the date by which a company can expect to conclude pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the fourth quarter of this year.

In the UK, on March 20, 2013, we announced that the National Institute for Health and Clinical Excellence (NICE) issued its final appraisal determination (FAD) recommending the use of Esbriet® (pirfenidone) for the treatment of mild to moderate IPF. The FAD forms the basis of the final guidance to the English National Health Service (NHS), which was published on April 24, 2013 and must be implemented by the NHS within 90 days of publication. Accordingly, we expect to initiate commercial launch of Esbriet in England and Wales by mid-August 2013. In addition to launches in these remaining so called “Top 5” EU countries (Italy, Spain and the UK), we expect to launch Esbriet in Ireland in the third quarter of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated. On March 20, 2013, we also announced that health authorities in Finland Pharmaceutical Pricing Board of Finland (Pharmaceutical Pricing Board of Finland) have agreed to pricing and reimbursement for Esbriet in that country, effective June 1, 2013.

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

In July 2011, we initiated a new Phase 3 clinical study to evaluate pirfenidone in IPF known as ASCEND in an effort to support approval of pirfenidone for the treatment IPF in the United States. We achieved the full enrollment with 555 randomized patients for our ASCEND trial in January 2013 and we currently expect top-line results from ASCEND in the second quarter of 2014.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,
	2013	2012	% Change
Esbriet revenues	$10,530	$4,880	116%

Revenue for the three months ended March 31, 2013 and 2012, consists solely of Esbriet product sales, primarily in Germany. The increase in our Esbriet revenues period over period is a result of continued market uptake of our product in Germany, as well as our ongoing European expansion efforts.

Cost of Goods Sold

	Three Months Ended March 31,
	2013	2012	% Change
Cost of goods sold	$2,376	$860	176%
Percentage of total revenue	23%	18%

Cost of goods sold included product manufacturing costs, distribution costs, inventory write-downs, amortization of acquired product rights and for the three months ended March 31, 2013, royalties payable to Shionogi. Cost of goods sold for the three months ended March 31, 2013 and 2012 consists solely of costs related to Esbriet. The increase in cost of goods sold as a percentage of total revenue period over period is primarily due to the royalty payment of 4.25% to Shionogi pursuant to our February 2013 settlement arrangement, which was effective on sales in the EU commencing on January 1, 2013.

Research and Development Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Research and development	$25,876	$23,212	11%

The increased spending for research and development expenses for the three months ended March 31, 2013, compared with the same period in 2012, was primarily due to an increase in the number of patients enrolled in our ASCEND clinical trial.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Selling, general and administrative	$29,976	$26,284	14%

The increased spending for the three month period ended March 31, 2013, compared with the same period in 2012, is primarily attributed to the ongoing expansion of our European and Canadian infrastructures, including but not limited to additional headcount.

Interest Income

	Three Months Ended March 31,
	2013	2012	% Change
Interest income	$137	$145	(6)%

There is no significant difference in interest income in the three month period ended March 31, 2013 compared to the same period in 2012.

Interest Expense

	Three Months Ended March 31,
	2013	2012	% Change
Interest expense	$(3,483)	$(2,205)	58%

The increase in interest expense is primarily due to the January 2013 issuance of our 2.5% convertible senior notes due 2017 of $120.8 million aggregate principal amount (the 2017 Notes).

Fair Value of Embedded Conversion Derivative

	Three Months Ended March 31,
	2013	2012	% Change
Change in value of embedded conversion derivative	$8,758	$—	100%

The embedded conversion derivative in the 2017 Notes was initially recorded at $36.9 million based on our fair value measurement at the debt issuance date. This conversion feature is periodically marked-to-market resulting in a credit of $8.8 million for the period ending March 31, 2013. This credit of $8.8 million primarily resulted from a decline in our stock price following the issuance of the debt through the end of the quarter. Refer to Note 10 to these financial statements for further discussion of the embedded conversion derivative in the 2017 Notes.

Loss on extinguishment of debt

	Three Months Ended March 31,
	2013	2012	% Change
Loss on extinguishment of debt	$(7,900)	$—	(100)%

This loss is attributed to the extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes in January 2013.

Other Income (Expense)

	Three Months Ended March 31,
	2013	2012	% Change
Other income (expense)	$480	$(985)	(149)%

Other expense in the three months ended March 31, 2013 and 2012 consisted primarily of currency gains and losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European expansion.

Discontinued operations

	Three Months Ended March 31,
	2013	2012	% Change
Income from discontinued operations, net of taxes	$230	$1,715	(87)%

Income from discontinued operations reflects ongoing royalties received in connection with our previously divested Actimmune operations, net of related costs and intraperiod tax allocation expenses.

Liquidity and Capital Resources

At March 31, 2013, we had cash, cash equivalents and available-for-sale securities of $442.0 million compared to $308.0 million at December 31, 2012. This increase of $134.0 million was primarily attributable to the completion of our registered underwritten public offering of 15.5 million shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.5% convertible senior notes due 2017. The aggregate net proceeds from these concurrent offerings were approximately $262.5 million. The increase was partially offset by extinguishment of $66.6 million of our 2015 Notes, as well as, and operating cash outflows of $56.1 million.

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

Cash Flows from Operating Activities

Cash used in operating activities was $56.1 million during the three month period ended March 31, 2013, comprised primarily of a net loss of $49.9 million and non-cash change in the fair value of our embedded conversion derivative of $8.8 million in relation to the options on our convertible senior notes due 2017. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Cash Flows from Investing Activities

Cash used in investing activities was $76.2 million during the three month period ended March 31, 2013, and was comprised primarily of purchases of available-for-sale securities of $138.0 million, partially offset by maturities and sales of available-for-sale securities of $62.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $190.6 million for the three month period ended March 31, 2013 was due to the registered underwritten public offering of 15.5 million shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.5% convertible senior notes due 2017. The aggregate net proceeds from these concurrent offerings were approximately $262.5 million. This was offset by the repurchase of $72.2 million of 5.0% convertible senior notes due 2015.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See “Note 2: Summary of Significant Accounting Policies” of the Financial Statements in Part I, Item 1 of this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2013 by contractual maturity (in millions, except percentages):

	2013	2014	2015	2016	2017 and Beyond	Total	Fair Value at March 31, 2013
Assets:
Available-for-sale securities	$165.7	$190.5	—	—	—	$356.2	$356.3
Average interest rate	0.0%	0.4%	—	—	—	0.2%	—
Liabilities:
5.0% convertible senior notes due 2015	—	—	$18.4	—	—	$18.4	$19.5
Average interest rate	—	—	5.0%	—	—	5.0%	—
2.5% convertible senior notes due 2017	—	—	—	—	$120.8	$120.8	$126.0
Average interest rate	—	—	—	—	2.5%	2.5%	—
2.5% convertible senior notes due 2018	—	—	—	—	$155.3	$155.3	$130.1
Average interest rate	—	—	—	—	2.5%	2.5%	—

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of March 31, 2013, the end of the period covered by this report. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2013. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

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

We previously identified a control deficiency under ASC 740, accounting for income taxes, related to an intraperiod tax allocation resulting from our sale of Actimmune on June 19, 2012. Our failure to correctly record this intraperiod tax allocation affected the presentation of income tax expense for the three and six month periods ended June 30, 2012 and the three and nine month periods ended September 30, 2012. As a result, we restated our financial statements for these periods and have also restated our previous presentation of the comparable financial results for the three and six month periods ended June 30, 2011 and the three and nine month periods ended September 30, 2011. The resulting restatements are more fully described in Note 19 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The control deficiency relates to a failure to completely review the tax consequences of complex and infrequent transactions, and we determined that this matter represented a material weakness in our internal control as of December 31, 2012. This control failure was discovered prior to both the public announcement of our earnings and the completion of the audit of our financial statements by Ernst & Young LLP for the fiscal year ended December 31, 2012.

As a result of the material weakness, subsequent to December 31, 2012, we have significantly strengthened our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weakness. Specifically, we implemented the following internal control improvements in the first quarter of 2013:

•	Enhancing our procedures around the review and evaluation of the tax consequences of complex and infrequent transactions, and

•	Increasing our utilization of, and liaison with, external consultants who specialize in providing taxation-related accounting assistance for complex and infrequent transactions.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the first quarter of 2013.

Limitations on the effectiveness of controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s posttrial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen has filed a petition for rehearing en banc, and briefing is underway. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the proceedings on appeal.

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

Shionogi

In March 2012, following the EU’s grant of marketing approval for Esbriet (pirfenidone), Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet (pirfenidone) in Europe, based on Shionogi’s interpretation of our agreement with Shionogi. In July 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our Marketing Authorization Application and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the European Union. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint. The principal terms that the parties have agreed to include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S. We expect to promptly enter into a complete settlement agreement with Shionogi.

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

We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. On January 2, 2013, we began our commercial launch of Esbriet in Canada. In Italy, we concluded pricing and reimbursement discussions with the Italian Medicines Agency (AIFA) and have reached an agreement with the Pricing and Reimbursement Commission (CPR) of the AIFA regarding the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Before a new product can be launched in Italy, the final pricing and reimbursement agreement with the CPR must be approved by the Board of the AIFA and the publication of its approval must appear in the Gazzetta Ufficiale della Repubblica Italiana (Official Gazette of the Italian Republic) and we anticipate launching Esbriet in

Italy by mid-June 2103, promptly following such publication. With respect to Spain and the Netherlands, economic conditions in Spain and health care system changes in the Netherlands make it challenging to predict the date by which a company can expect to conclude pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the fourth quarter of this year. In the UK, the National Institute for Health and Clinical Excellence (NICE) issued its final appraisal determination (FAD) recommending the use of Esbriet for the treatment of mild to moderate IPF. The FAD forms the basis of the final guidance to the English National Health Service (NHS), which was published on April 24, 2013 and must be implemented by the NHS within 90 days of publication. Accordingly, we expect to initiate commercial launch of Esbriet in England and Wales by mid-August 2013. In addition to launches in these remaining so called “Top 5” EU countries (Italy, Spain and the UK), we expect to launch Esbriet in Ireland in the third quarter of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated. We also recently announced that health authorities in Finland (Pharmaceutical Pricing Board of Finland) have agreed to pricing and reimbursement for Esbriet in that country, effective June 1, 2013.

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

We have currently priced Esbriet in Germany, France, the UK and Italy as well as Austria, Belgium, Denmark, Iceland, Luxembourg, Norway, Sweden and Finland and have developed estimates of anticipated pricing in other countries in Europe. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. In July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 11% discount from the previous price at which Esbriet was launched in Germany. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

In addition, in April 2012, the Transparency Commission of the French National Health Authority, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, issued a favorable opinion for the reimbursement of Esbriet by French National Health Insurance. The Transparency Commission noted that no other treatment provided evidence of a clinical benefit in IPF and considering all available information, Esbriet was granted an Amélioration du Service Medical Rendu (“ASMR”) rating of level IV. ASMR is a rating of added clinical value in comparison with existing therapies. The Transparency Commission focused on the risk/benefit ratio for assessing the actual medical benefit (SMR), and rated it as “Low.” In general the recommended reimbursement rate by France’s National Social Security for a product with “Low” SMR rating is 15%. However, diseases requiring a long-term, expensive treatment may be classified as ALD (Affection de Longue Durée—Long Term Diseases) in France. With respect to ALD, patients are fully reimbursed by the National Social Security for most costs related to these diseases (hospitalizations, lab tests, medicines, etc.), regardless of the SMR rating for such medicines (as long as it is not a SMR rating of “Insufficient”). The ALD program covers more than 100 specific diseases, reported either in an explicit list of 30 disease categories or in an additional “catch all” category for other serious, expensive diseases lasting more than six months. Examples of the broad disease categories are cancers, cystic fibrosis and multiple sclerosis. The official list of illnesses classified as ALD is reviewed annually by the government and the determination of whether a patient in France has an ALD will be made by the patient’s physician in collaboration with the health authority. Most orphan diseases are directly or indirectly recognized as ALD. IPF is not included on the explicit list of the 30 diseases classified as ALD. We expect that IPF will fall into the ALD “catch all” category for other serious, expensive diseases lasting more than six months. If the criteria for the “catch all” category changes and/or if IPF does not qualify as an ALD, IPF patients may not be fully reimbursed for the use of Esbriet for the treatment of IPF which may lead to decrease in Esbriet utilization and negatively impact our ability to generate revenue from Esbriet sales in France.

With respect to England and Wales, the NICE Appraisal Committee recommended pirfenidone as an option for treating IPF patients whose predicted forced vital capacity (FVC) is between 50% and 80% at the initiation of therapy and treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression (as defined by a decline in predicted FVC of 10% or more within any 12-month period). Based on the clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period.

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

Effective February 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Denmark, France, Iceland, Luxembourg, Norway and Sweden. In January 2013, we began our commercial launch of Esbriet in Canada. In Italy, we concluded pricing and reimbursement discussions with the Italian Medicines Agency (AIFA) and have reached an agreement with the Pricing and Reimbursement Commission (CPR) of the AIFA regarding the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Before a new product can be launched in Italy, the final pricing and reimbursement agreement with the CPR must be approved by the Board of the AIFA and the publication of its approval must appear in the Gazzetta Ufficiale della Repubblica Italiana (Official Gazette of the Italian Republic). The AIFA board approval and publication process for Esbriet is expected to take approximately 6 to 12 weeks. We anticipate launching Esbriet in Italy by mid-June 2013, promptly following publication of the agreement’s approval in the Official Gazette. With respect to Spain and the Netherlands, economic conditions in Spain and health care system changes in the Netherlands make it challenging to predict the date by which a company can expect to conclude pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the fourth quarter of this year. In the UK, the National Institute for Health and Clinical Excellence (NICE) issued its final appraisal determination (FAD) recommending the use of Esbriet for the treatment of mild to moderate IPF. The FAD forms the basis of the final guidance to the English National Health Service (NHS), was published on April 24, 2013 and must be implemented by the NHS within 90 days of publication. Accordingly, we expect to initiate commercial launch of Esbriet in England and Wales by mid-August 2013. In addition to launches in these remaining so called “Top 5” EU countries (Italy, Spain and the UK), we expect to launch Esbriet in the Netherlands and Ireland in the first half of 2013 assuming that acceptable pricing and reimbursement conditions are negotiated in these countries. We also recently announced that health authorities in Finland (Pharmaceutical Pricing Board of Finland) have agreed to pricing and reimbursement for Esbriet in that country, effective June 1, 2013. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

The pricing and profitability of our products may be subject to control by the government and other third-party payors. In many foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls, such as the omnibus healthcare reform legislation recently adopted by the U.S. government. As a result, our ability to successfully commercialize Esbriet or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available from:

•	private health insurers, including managed care organizations;

•	governmental payors, such as state-run payors in the EU and Canada, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and

•	other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, in July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 11% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact revenue from Esbriet in Germany. In addition, with respect to England and Wales, the NICE Appraisal Committee recommended pirfenidone as an option for treating IPF patients whose predicted FVC is between 50% and 80% at the initiation of therapy and treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression (as defined by a decline in predicted FVC of 10% or more within any 12-month period). Based on the clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s and foreign regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases. The FDA and foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials have demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted by the FDA and foreign regulatory authorities, including their advisory committees, in different ways, which could delay, limit or prevent regulatory approval. In addition, even if advisory committees to the FDA recommend approval of our product candidates, such recommendations are non-binding and the FDA may not approve our NDA for the product candidates. For example, nine of the twelve members of the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, notwithstanding the PADAC approval recommendation, we subsequently received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

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

Both before and after the approval or our product candidates and product, we, our product candidates, our product, our operations, our facilities, our suppliers, and our contract manufacturers, contract research organizations, and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We, the FDA, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Any failure to receive the marketing approvals necessary to commercialize our product candidates could harm our business.

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

In the EU, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort. In June 2012, opposition proceedings were filed in the European Patent Office against InterMune’s European patent 2324831 B1, requesting that the patent be revoked on the basis that that the invention is not patentable. The Company intends to vigorously defend the patent and believes that the opposition lacks merit. The Company can provide no assurances regarding the outcome of this matter.

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

We have five granted patents and a number of pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is expected to provide patent protection in Europe until 2030, and includes a granted patent that relates to the effect of food on the pharmacokinetics and safety of Esbriet, which expires in late 2026, a granted patent which relates to the safe and efficacious usage of Esbriet in patients who develop elevation in liver transaminase levels, which expires in late 2029, a granted patent relating to the titration of the dosing of Esbriet at the initiation of therapy, which expires in late 2027, a granted patent relating to the safe usage of Esbriet with respect to fluvoxamine that expires in 2030, and a granted patent relating to the safe usage of Esbriet with respect to smoking that expires in 2030. We also have 13 issued patents in the United States relating to the formulation or safe and/or effective use of Esbriet in IPF patients, and a number of pending U.S. patent applications. In addition we have numerous pending patent applications under active prosecution in other foreign jurisdictions. The laws regarding patentability and enforceability of patents such as ours varies on a country by country basis.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.15 billion at March 31, 2013. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. Through June 2012, we generated revenue primarily through the sale of Actimmune; however, in June 2012, we divested all of our Actimmune assets. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We have agreed to indemnify Roche and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement for our sale of our worldwide development and commercialization rights to danoprevir. In addition, we have agreed to indemnify Vidara and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement for the sale of our worldwide development and commercialization rights to Actimmune . If one or more of our representations and warranties were not true at the time we made them to Roche or Vidara, or if we fail to perform any of our other contractual obligations under an agreement, we would be in breach of the applicable asset purchase agreement. In the event of a breach or failure by us to perform, Roche or Vidara, as applicable, has the right to seek indemnification from us for damages suffered by either of them as a result of such breach. The amounts for which we could become liable may be significant.

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

As of March 31, 2013, we had 282 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2013, we had $18.4 million of outstanding indebtedness under our 2015 Notes, $155.3 million of outstanding indebtedness under our 2018 notes, and $120.8 million of outstanding indebtedness under our newly issued convertible senior notes due 2017. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of March 31, 2013, our annual debt service obligation on our existing notes is $5.0 million. In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017 (“Convertible Note Offering”). We used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”). Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. As a result of the repurchase of our 2015 Notes, our annual debt service obligation commencing fiscal 2013 was $8.7 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

Because we do not now and may never have enough shares of common stock authorized to settle the conversion obligations of our notes solely in shares of common stock, we may be required to settle conversion of the notes in cash or a combination of cash and shares of common stock, and we may not have sufficient funds to do so.

The maximum number of shares of our common stock into which our notes may be convertible currently exceeds the number of authorized and unreserved shares of common stock available for us to issue upon conversion of the notes. In order to increase the number of shares of common stock we are authorized to issue, we must obtain the approval of stockholders holding a majority of our outstanding shares of common stock. At our 2013 Annual Meeting of Stockholders in May 2013, we are seeking approval from our stockholders of a proposal to amend our certificate of incorporation to increase our total authorized shares by 75,000,000 shares, which is sufficient to reserve enough shares to satisfy our conversion obligations with respect to our outstanding notes solely in shares of common stock. There can be no assurance that such stockholder approval will be obtained at the 2013 Annual Meeting, or at all. Without stockholder approval, we may be unable to settle conversions entirely or partially in shares of common stock, and may have to elect to satisfy conversion obligations in cash or a combination of cash and shares of common stock. We may not have sufficient funds to settle conversion in cash and the failure to comply with our conversion obligations would constitute an event of default under our notes.

In addition, so long as we do not have sufficient reserves of our common stock in order to settle the conversion of our notes solely in stock, the conversion option that is part of the notes may be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. Under such standards, for each financial statement period after issuance of the notes, if we do not then have sufficient reserves of our common stock in order to settle the conversion of the notes solely in stock, a gain (or loss) would be reported in our consolidated statement of operations to the extent the valuation of the embedded conversion derivative changes from the previous period, which could result in significant volatility in our results of operations. This could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.

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

We previously identified a material weakness in our internal control over financial reporting and we recently remediated this material weakness in the first quarter of 2013. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on our common stock price and the trading price of our outstanding notes.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and based on our assessment using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31,

2012. In connection with our sale of Actimmune in June 2012, we failed to correctly record an intraperiod tax allocation, which resulted in the restatement of our financial results for the three and six month periods ended June 30, 2012 and 2011 and the three and nine month periods ended September 30, 2012 and 2011. As a result, we identified a control deficiency relating to a failure to completely review the tax consequences of complex and infrequent transactions. In the first quarter of 2013, we strengthened our disclosure controls and internal control over financial reporting to remediate the deficiencies that gave rise to the material weakness.

Despite the execution of our remediation plan, we cannot assure you that a similar material weakness will not recur, nor that we will able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Commission. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our notes.

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

We have filed registration statements covering the approximately 7.5 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of March 31, 2013.

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

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended March 31, 2013, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $15.28 in April 2012 to a low of $7.24 in August 2012. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2
3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4
3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4
3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.
4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1
4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1
4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1
4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2
4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2
10.1	Employment offer letter, dated January 28, 2013, by and between Registrant and Sean P. Nolan	10-K	03/01/2013	10.16
10.2	Principal Terms of Settlement Agreement, by and between Registrant and Shionogi & Co., Ltd.	8-K	02/19/2013	*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Scheme Document
101.CAL#	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reference is made to Item 1.01 of the Current Report on Form 8-K.
†	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

Date: May 6, 2013	By:	/s/ John C. Hodgman
John C. Hodgman
Executive Vice President of Finance Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2
3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4
3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4
3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.
4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1
4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1
4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1
4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2
4.6	Second Supplemental Indenture, dated January 22, 2013, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2
10.1	Employment offer letter, dated January 28, 2013, by and between Registrant and Sean P. Nolan	10-K	03/01/2013	10.16
10.2	Principal Terms of Settlement Agreement, by and between Registrant and Shionogi & Co., Ltd.	8-K	02/19/2013	*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Scheme Document
101.CAL#	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reference is made to Item 1.01 of the Current Report on Form 8-K.
†	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.