Form 10-K/A
period 2012-12-31
INTERMUNE INC
filed 2013-07-05
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File Number 001-29801), or the Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 1, 2013. The purpose of this Amendment is to amend and restate Item 9A. Controls and Procedures for the purpose of disclosing the conclusions of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures as of December 31, 2012. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment

No other changes have been made to the Form 10-K other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, as discussed further below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

2.1*	Asset Purchase Agreement by and between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 6, 2010	8-K	10/12/2010	2.1

2.2(a)	Asset Purchase Agreement by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune, dated May 17, 2012.	10-Q	08/08/2012	2.1(a)

2.2(b)	Amendment to Asset Purchase Agreement, dated June 18, 2012, by and among Vidara Therapeutics International Limited, Vidara Therapeutics Holdings LLC, Vidara Therapeutics Research Limited and InterMune.	10-Q	08/08/2012	2.1(b)

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1+	Form of Indemnity Agreement.	S-1	02/02/2000	10.1

10.2+	1999 Equity Incentive Plan and related documents.	S-1/A	02/18/2000	10.2

10.3+	Amended and Restated 2000 Equity Incentive Plan and related documents.	8-K	06/08/2012	10.1

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents.	10-K	03/14/2008	10.4

10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents.	10-K	03/14/2008	10.5

10.6+	Form of Change of Control Provisions for Officers.	10-Q	05/11/2000	10.20

10.7	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.	8-K	08/23/2000	99.1

10.8a	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	03/29/2001	10.31

10.8b	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	03/29/2001	10.32

10.8c	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.1

10.8d	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.2

10.8e	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/08/2010	10.3

10.9+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.	10-Q	11/13/2003	10.65

10.10	Employment offer letter, dated February 6, 2012, by and between Registrant and Jonathan A. Leff, M.D.	8-K	02/09/2012	10.1

10.11a	Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	11/04/2004	10.79

10.11b	Amendment, dated January 19, 2010, to Amended and Restated Standstill Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	01/19/2010	10.1

10.12	Registration Rights Agreement, dated October 29, 2004, among Registrant, Warburg Pincus & Co. and certain affiliates of Warburg Pincus & Co.	8-K	11/04/2004	10.80

10.13a+	Employment Offer Letter Agreement, dated June 13, 2001, between Registrant and Williamson Bradford, M.D., Ph.D.	10-K	03/16/2005	10.83

10.13b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 27, 2004, between Registrant and Williamson Bradford, M.D., Ph.D.	10-K	03/16/2005	10.91

10.14a+	Employment Offer Letter Agreement, dated June 1, 2001, between Registrant and Steven Porter, M.D., Ph.D.	10-K	03/16/2005	10.85

10.14b+	Amendment to Offer Letter re Severance Pay and Change in Control, dated July 26, 2004, between Registrant and Steven Porter, M.D., Ph.D.	10-K	03/16/2005	10.94

10.15+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele.	10-K	03/16/2005	10.86

10.16+	Employment offer letter, dated January 28, 2013, by and between Registrant and Sean P. Nolan	10-K	03/01/2013	10.16

10.17*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.	10-K	03/13/2006	10.103

10.18+	Employment Offer Letter Agreement, dated July 26, 2006, between Registrant and John C. Hodgman.	10-K	03/09/2011	10.33

10.19*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin.	10-K	03/14/2008	10.59

10.20*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi.	10-K	03/14/2008	10.60

10.21*	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand.	10-K	03/16/2009	10.72

10.22*	Commercial Manufacturing Agreement, dated September 10, 2009, by and between Registrant and Catalent Pharma Solutions, LLC.	10-K	03/15/2010	10.75

10.23a+	Employment Offer Letter Agreement, dated October 30, 2009, between Registrant and Giacomo di Nepi.	10-K	03/09/2011	10.46(a)

10.23b+	Employment Letter Arrangement, dated December 28, 2010, between Registrant and Giacomo di Nepi.	10-K	03/09/2011	10.46(b)

10.23c+	Employment Contract, dated December 28, 2010, between InterMune Schweiz AG and Giacomo di Nepi.	10-K	03/09/2011	10.46(c)

21.1	List of Subsidiaries.	10-K	03/01/2013	21.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	03/01/2013	23.1

24.1	Power of Attorney (included on the signature pages hereto)	10-K	03/01/2013	24.1

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	10-K	03/01/2013	32.1

101.INS#	XBRL Instance Document	10-K	03/01/2013	101.INS

101.SCH#	XBRL Taxonomy Extension Scheme Document	10-K	03/01/2013	101.SCH

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/01/2013	101.CAL

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/01/2013	101.DEF

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	10-K	03/01/2013	101.LAB

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/01/2013	101.PRE

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensation plan or arrangement.

†	This certification accompanies the Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMUNE, INC.

By:	/S/ JOHN C. HODGMAN
John C. Hodgman Executive Vice President of Finance Administration and Chief Financial Officer

Dated: July 5, 2013