Form 10-Q
period 2013-06-30
INTERMUNE INC
filed 2013-08-06
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 81,945,963 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$157,525	$117,748
Available-for-sale securities	229,206	190,238
Accounts receivable	11,660	6,767
Inventories	9,829	10,020
Prepaid expenses and other current assets	8,195	6,878

Total current assets	416,415	331,651
Property and equipment, net	4,049	4,332
Acquired product rights, net	17,750	18,250
Other assets (includes restricted cash of $4,677 at June 30, 2013 and $3,813 at December 31, 2012, respectively)	12,663	9,233

Total assets	$450,877	$363,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,946	$18,887
Accrued compensation	10,263	11,528
Other accrued liabilities	27,443	26,256

Total current liabilities	48,652	56,671
Convertible notes	262,156	240,250
Other long-term liabilities	242	228
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value; 175,000 and 100,000 shares authorized; 81,887 and 66,050 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	82	66
Additional paid-in capital	1,350,736	1,163,700
Accumulated other comprehensive income (loss)	(296)	501
Accumulated deficit	(1,210,695)	(1,097,950)

Total stockholders’ equity	139,827	66,317

Total liabilities and stockholders’ equity	$450,877	$363,466

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue, net
Esbriet	$14,400	$5,538	$24,930	$10,418
Cost and expenses:
Cost of goods sold	1,943	3,323	4,319	4,183
Research and development	27,531	25,166	53,407	48,378
Selling, general and administrative	37,273	25,642	67,249	51,926

Total costs and expenses	66,747	54,131	124,975	104,487

Loss from operations	(52,347)	(48,593)	(100,045)	(94,069)
Other income (expense)
Interest income	115	159	252	304
Interest expense	(3,634)	(2,237)	(7,117)	(4,442)
Change in value of embedded conversion derivative	(6,336)	—	2,422	—
Loss on extinguishment of debt	—	—	(7,900)	—
Other income (expense)	(574)	(139)	(94)	(1,124)

Loss from continuing operations before income taxes	(62,776)	(50,810)	(112,482)	(99,331)
Income tax expense (benefit)	481	(9,213)	880	(9,389)

Loss from continuing operations, net of taxes	(63,257)	(41,597)	(113,362)	(89,942)

Income from discontinued operations, net of taxes	387	32,340	617	34,055

Net income (loss)	($62,870)	($9,257)	($112,745)	($55,887)

Basic and diluted net income (loss) per common share:
Continuing operations	($0.78)	($0.64)	($1.43)	($1.38)
Discontinued operations	0.01	0.50	0.01	0.52

Net income (loss)	($0.77)	($0.14)	($1.42)	($0.86)

Shares used in computing basic and diluted net income (loss) per common share	81,210	64,943	79,321	64,858

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	($62,870)	(9,257)	($112,745)	($55,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	(109)	(33)	(664)	219
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period	(90)	(30)	(135)	(23)
Less: Reclassification adjustments for gains transferred to net income (loss)	2	—	2	—

Total other comprehensive income (loss)	(197)	(63)	(797)	196

Comprehensive loss	($63,067)	($9,320)	($113,542)	($55,691)

See accompanying Notes to Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows used in operating activities:
Net loss	($112,745)	($55,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,493	9,103
Amortization of debt discount and debt issuance costs	3,187	408
Change in fair value of embedded conversion derivative	(2,422)	—
Gain on sale of discontinued operations	—	(51,335)
Depreciation and amortization expense	1,325	993
Loss on extinguishment of debt	7,900	—
Net realized gains on sales of available-for-sale securities	(2)
Other	(650)	290
Changes in operating assets and liabilities:
Accounts receivable, net	(4,893)	(938)
Inventories	191	(4,661)
Prepaid expenses	(1,317)
Other assets	(342)	1,878
Accounts payable and accrued compensation	(9,206)	747
Other accrued liabilities	1,187	14,052

Net cash used in operating activities	(112,294)	(85,350)

Cash flows from investing activities:
Proceeds from the divestiture of Actimmune	—	55,000
Purchases of property and equipment	(542)	(2,270)
Purchases of available-for-sale securities	(148,290)	(194,345)
Maturities of available-for-sale securities	88,177	145,081
Sales of available-for-sale securities	21,014	28,033

Net cash (used in) provided by investing activities	(39,641)	31,499

Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	145,734	—
Proceeds from convertible senior notes, net of issuance costs	116,800	—
Repurchase of convertible senior notes	(72,183)	—
Proceeds from issuance of common stock under employee stock benefit plans	1,361	1,262

Net cash provided by financing activities	191,712	1,262

Net increase (decrease) in cash and cash equivalents	39,777	(52,589)
Cash and cash equivalents at beginning of period	117,748	234,928

Cash and cash equivalents at end of period	$157,525	$182,339

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,906	$4,023
Non-cash financing activities:
Reclassification of derivative liability to stockholders’ equity	34,465	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 27 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet , and Esbriet is now also commercially available in Austria, Belgium, Denmark, Finland, France, Iceland, Luxembourg, Norway and Sweden. In January 2013, Esbriet became commercially available in Canada. In June 2013, we announced that the Italian Medicines Agency (AIFA) approved the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Esbriet became eligible for reimbursement in Italy beginning on June 29, 2013 and was launched in Italy in July 2013. We continue to prepare for the commercial launch of Esbriet in other countries in the EU.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

Revenue Recognition and Revenue Reserves

Revenue is generated from product sales and recorded net of rebates. We only ship product upon receipt of valid orders from customers such as pharmacies and hospitals which are in turn a result of actual patient prescriptions. Delivery is considered to have occurred when title passes to a credit-worthy customer. We include shipping and handling costs in cost of goods sold. Pursuant to terms and conditions of sale, our customers have no rights to return our products. Such restriction on product returns is common practice in the markets in which we sell, and as a result, product returns have been primarily limited to damaged goods since our commercial launch in these countries. Product sales are recorded net of estimated government-mandated rebates. We review all sales transactions for potential rebates each month and believe that our reserves are adequate. Due to our limited history of selling Esbriet, we are currently accruing these rebates assuming maximum redemption rates, which represents our best estimate of the liability at this time and as we develop a more substantial history related to our rebate claims we will adjust our accrual to accurately reflect actual rebate claims.

Derivative Financial Instruments

On January 22, 2013, we issued $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017 (the “2017 Notes”). As a result of our issuance of the 2017 Notes, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date and we were therefore required to value the derivative associated with the embedded conversion derivative and recognize the fair value as a long-term liability.

On May 30, 2013, we obtained stockholder approval to an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock from 100,000,000 to 175,000,000. As a result of the increase in authorized number of shares, we can now settle the 2017 Notes in cash, stock, or a combination thereof, solely at our election, the derivative associated with the embedded conversion derivative was marked to fair value at May 30, 2013 and the long-term liability was reclassified to stockholders’ equity.

See also Note 10 for further details of our embedded conversion derivative.

Royalty Payments

We record royalty payments due on product sales within cost of goods sold. At present, the only such royalty is payable to Shionogi in relation to net sales of pirfenidone in the EU.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period, as adjusted. Diluted net loss per share is calculated based on the weighted average number of shares of our common and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and shares subject to repurchase are determined under the treasury stock method. The potential dilutive shares of our common stock issuable on conversion of our convertible notes are determined using the “if-converted” method.

For the calculation of net loss per share, securities excluded were as follows:

	As of
	June 30,
	2013	2012
	(in thousands)
Common stock options and awards	6,095	5,283
Shares issuable upon conversion of convertible notes	15,237	9,384

The following table is a reconciliation of the denominator used in the calculation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Denominator:
Weighted-average shares of common stock outstanding	81,823	65,468	79,924	65,357
Less: Weighted-average shares subject to repurchase	(613)	(525)	(603)	(499)

Weighted-average shares used in computing net loss per common share – basic and diluted	81,210	64,943	79,321	64,858

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and six month periods ended June 30, 2013 and 2012:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of goods sold	$15	$54	$43	$107
Research and development	667	1,135	1,664	2,440
Selling, general and administrative	2,023	3,181	3,786	6,556

Total stock-based compensation expense	$2,705	$4,370	$5,493	$9,103

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

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Actimmune revenue, net	$500	$2,571	$1,000	$6,627
Costs and expenses:
Cost of goods sold	—	2,448	—	4,474
General and administrative	(81)	86	65	160

Total costs and expenses	(81)	2,534	65	4,634

Income from discontinued operations	581	37	935	1,993

Gain on sale of discontinued operations	—	51,335	—	51,335

Income and gains related to discontinued operations, before tax	581	51,372	935	53,328
Income tax expense	194	19,032	318	19,273

Income from discontinued operations, net of taxes	$387	$32,340	$617	$34,055

4.	DERIVATIVE INSTRUMENTS

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

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net losses from entering into derivative financial instruments not designated as hedges for the three month period ended June 30, 2013 was $0.1 million compared to net gains of $0.5 million in the same period in 2012. Our net gains for the six month periods ended June 30, 2013 and 2012 were $0.1 million and $0.2 million, respectively. The notional value of our outstanding currency hedges at June 30, 2013 and December 31, 2012 was 10.0 million euros and 6.0 million euros, respectively, and the fair value of these outstanding derivatives at June 30, 2013 and December 31, 2012 were zero, respectively.

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

In addition to our foreign exchange forward contract derivative instruments, we also had an embedded derivative option related to our 2017 Notes. See Note 10 to these financial statements for details of our embedded conversion derivative.

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

The following table represents the fair value hierarchy for our financial assets (cash, cash equivalents, and investments, including accrued interest of approximately $0.5 million and $0.5 million, respectively) which require fair value measurement on a recurring basis as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$37,070	$—	$—	$37,070
Obligations of government-sponsored enterprises	—	191,780	—	191,780
Corporate debt securities	—	27,429	—	27,429
Commercial paper	—	33,996	—	33,996

Total	$37,070	$253,205	$—	$290,275

	As of December 31, 2012
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	—	144,806	—	144,806
Corporate debt securities	—	31,438	—	31,438
Commercial paper	—	32,891	—	32,891

Total	$7,777	$209,135	$—	$216,912

The following table summarizes the carrying and fair value of our Level 2 convertible senior notes as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013		As of December 31, 2012
	(in thousands)
	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes due 2015	$18,360	$19,799	$85,000	$85,286
Convertible senior notes due 2017	88,546	129,665	—	—
Convertible senior notes due 2018	155,250	127,628	155,250	121,326

Total	$262,156	$277,092	$240,250	$206,612

Embedded Conversion Derivative

The embedded conversion derivative on the 2017 Notes was reclassified to stockholders’ equity on May 30, 2013 in connection with the approval of an amendment to our certificate of incorporation increasing our authorized number of shares of common stock. The embedded conversion derivative was classified as Level 3 because this liability was not actively traded and was valued using a binomial lattice model. Significant inputs to this model were the remaining time to maturity, volatility and risk-free interest rate.

The following table sets forth the changes in the estimated fair value for our Level 3 classified embedded conversion derivative:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fair value measurement at beginning of period	$28,129	$—	$—	$—
Embedded conversion derivative recorded in connection with 2017 Notes	—	—	36,887	—
Change in fair value measurement included in operating expenses	6,336	—	(2,422)	—
Derivative liability reclassified to stockholders’ equity	(34,465)		(34,465)

Fair value measurement at end of period	$—	$—	$—	$—

6.	CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities included in cash and cash equivalents or available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market funds	$37,070	$—	$—	$37,070
Obligations of government-sponsored enterprises	191,798	26	(44)	191,780
Corporate debt securities	27,428	11	(10)	27,429
Commercial paper	33,996	—	—	33,996

Total	$290,292	$37	($54)	$290,275

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Reported as:	(in thousands)
Cash equivalents	$61,069	$—	$—	$61,069
Available-for-sale securities	229,223	37	(54)	229,206

Total	$290,292	$37	($54)	$290,275

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	144,747	59	—	144,806
Corporate debt securities	31,382	56	—	31,438
Commercial paper	32,890	1	—	32,891

Total	$216,796	$116	$—	$216,912

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Reported as:	(in thousands)
Cash equivalents	$26,674	$—	$—	$26,674
Available-for-sale securities	190,122	116	—	190,238

Total	$216,796	$116	$—	$216,912

Realized gains and losses calculated based on the specific identification method were $2,000 for the three and six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities by contractual maturity:

	June 30, 2013
	Amortized
	Cost	Fair Value
	(in thousands)
Mature in less than one year	$228,233	$228,257
Mature in one to three years	62,059	62,018

Total	$290,292	$290,275

7.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$7,877	$7,310
Work in process	1,458	1,097
Finished goods	494	1,613

Total	$9,829	$10,020

8.	COMPREHENSIVE LOSS

The balance of accumulated other comprehensive income (loss), net of taxes, was as follows:

			Accumulated
		Unrealized gains	other
	Foreign	(losses) on	comprehensive
	Currency	securities	income
	(in thousands)
Balance at December 31, 2012	$385	$116	$501
Comprehensive loss	(664)	(133)	(797)

Balance at June 30, 2013	($279)	($17)	($296)

Realized gains and losses of $2,000 were reclassified to other income (expense) on the statement of operations for the three and six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012.

9.	CONVERTIBLE NOTES

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due December 15, 2017 (the “2017 Notes” and the “Convertible Note Offering”). The resulting aggregate net proceeds from the Common Stock Offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the Convertible Note Offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. Interest charges on the 2017 Notes are payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The holders of the 2017 Notes may convert their 2017 Notes into shares of our common stock at a conversion rate of 77.7001 shares per $1,000 principal amount of notes, subject to adjustment (representing a conversion price of approximately $12.87 per share). We can settle conversion of the 2017 Notes by delivery of shares, cash or a combination of shares and cash at our election.

Conversion of the 2017 Notes may occur on any day prior to September 15, 2017, under the following conditions: a) during any fiscal quarter beginning after June 30, 2013, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; b) during the five consecutive business day period after any five consecutive trading day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the applicable conversion rate on each such trading date; c) if we call the 2017 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; and d) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From September 15, 2017 until the close of business on the second scheduled trading day immediately preceding the December 15, 2017 maturity date, holders of the 2017 Notes may convert their notes at any time, regardless of the foregoing circumstances.

On or after June 20, 2015, we may redeem for cash all or part of the 2017 Notes (except for Notes that holders have already required us to repurchase following certain fundamental changes defined within the agreement such as an acquisition or liquidation of the Company) but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending within 10 trading days of immediately prior to the date we provide the notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price in this case will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. As of June 30, 2013, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing new securities or repurchasing any of our other securities.

In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”) for proceeds of $72.2 million. Following such repurchases, and as of June 30, 2013, approximately $18.4 million of our 2015 Notes remain outstanding. This repurchase was accounted for as an extinguishment of debt and we recorded a loss on extinguishment of debt of $7.9 million which comprised $5.5 million of premium paid to the holders of the 2015 Notes, $2.2 million related to the excess of the deemed issuance fair value over the issuance price (par) of the 2017 Notes (but only for those holders of the repurchased 2015 Notes who subsequently invested in our 2017 Notes) and $0.2 million related to the write-off of the initial debt issuance costs for these 2015 Notes.

The following is a summary of the interest expense recognized on the 2017 Notes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Contractual coupon interest	$696	$—	$1,325	$—
Accretion of debt discount	1,348	—	2,484	—
Amortization of debt issuance costs	200	—	329	—

Total interest expense	$2,244	$—	$4,138	$—

10.	EMBEDDED CONVERSION DERIVATIVE

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

As a result of the issuance of convertible notes in January 2013, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date, and we were therefore required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance was $36.9 million and was recorded as the original debt discount for the purposes of accounting for the debt component of the 2017 Notes. This debt discount is being amortized as interest expense using an effective interest rate of 9.9% over the remaining 4.5 year term of the 2017 Notes.

In accordance with authoritative guidance, the embedded conversion derivative associated with the 2017 Notes required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. On May 30, 2013, upon obtaining stockholder approval for an amendment to our certificate of incorporation increasing the authorized number of shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. Changes in the fair value were recorded in change in value of embedded conversion derivative in the consolidated statements of operations. We determined the fair value of the derivative using a binomial lattice model. The key assumptions for determining the fair value at June 30, 2013 included the remaining time to maturity of 4.54 years, volatility of 50%, and the risk-free interest rate of 0.88%. The estimated fair value of the embedded conversion derivative was $34.5 million as of May 30, 2013 immediately prior to its reclassification to stockholders’ equity.

11.	COMMITMENTS AND CONTINGENCIES

Details of our ongoing commitments and contingencies were described in Note 15 to our consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes to these commitments and contingencies since December 31, 2012, except with respect to the entry into the settlement agreement in regards to the Shionogi matter discussed below.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s posttrial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen filed a petition for rehearing en banc which was denied by the Ninth Circuit Court of Appeals on May 7, 2013. A petition for a writ of certiorari for United States Supreme Court review must be filed within 90 days of such denial and it is possible that Dr. Harkonen will file such a petition for a writ of certiorari within that time frame. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including any petition for a writ of certiorari and any resulting review proceedings by the United States Supreme Court.

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

Shionogi

In March 2012, following the EU’s grant of marketing approval for Esbriet (pirfenidone), Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet (pirfenidone) in Europe, based on Shionogi’s interpretation of our May 2004 agreement with Shionogi (as amended). On July 5, 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our MAA and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the European Union. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. Shionogi sought, among other things, unspecified monetary damages and a declaration that we are obligated to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the European Union. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint and, in May 2013, we entered into a final complete settlement agreement. The principal terms of the settlement agreement include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S.

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

We currently market and sell Esbriet in Europe for the treatment of IPF, of which substantially all revenue is derived from Europe. Revenue from sales of Actimmune has been reclassified to discontinued operations for all periods presented and are therefore excluded from the numbers presented below.

Our net revenue, organized by the following geographic regions: (i) United States; and (ii) Europe and other, based on the location at which each sale originates, is summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$—	$—	$—	$—
Europe and other	14,400	5,538	24,930	10,418

Totals	$14,400	$5,538	$24,930	$10,418

Our net property and equipment by region are summarized as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
United States	$2,044	$2,185
Europe and other	2,005	2,147

Totals	$4,049	$4,332

We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. We carefully monitor the creditworthiness of potential customers. As of June 30, 2013, we have not experienced any significant losses on our accounts receivable.

Customers representing 10% or more of total product revenue during the three and six months ended June 30, 2013 and 2012 and accounts receivable as of June 30, 2013 and December 31, 2012, were as follows:

	Revenue				Accounts Receivable
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	16%	28%	19%	25%	15%	29%
Customer B	11%	—%	8%	—%	13%	—%

Total	27%	28%	27%	25%	28%	29%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 27 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Denmark, Finland, France, Iceland, Luxembourg, Norway and Sweden. In January 2013, Esbriet became commercially available in Canada. In June 2013, we announced that the Italian Medicines Agency (AIFA) approved the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Esbriet became eligible for reimbursement in Italy beginning on June 29, 2013 and was commercially launched in Italy in July 2013. We continue to prepare for the commercial launch of Esbriet in other countries in the EU, and we expect to launch in the UK by mid-August 2013.

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”) for proceeds of $72.2 million. We intend to use a portion of the remaining net proceeds from the convertible senior note offering and, if necessary a portion of the net proceeds from the common stock offering to repay at maturity or earlier repurchase some or all of such remaining 2015 Notes. We further intend to use the net proceeds from the common stock offering and any remaining proceeds from the convertible note offering to fund the commercialization of Esbriet, to fund our ASCEND trial and for general corporate purposes, which may include funding research and development and increasing working capital.

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

Esbriet® (Pirfenidone)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Italy, Luxembourg, Norway and Sweden. In addition, we continue to prepare for the commercial launch of Esbriet in other countries in the EU.

In June 2013, we announced that the Italian Medicines Agency (AIFA) approved the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Esbriet became eligible for reimbursement in Italy beginning on June 29, 2013. Our first commercial sale of Esbriet in Italy occurred in July 2013.

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

In the UK, on March 20, 2013, we announced that the National Institute for Health and Clinical Excellence (NICE) issued its final appraisal determination (FAD) recommending the use of Esbriet® (pirfenidone) for the treatment of mild to moderate IPF. The FAD forms the basis of the final guidance to the English National Health Service (NHS), which was published on April 24, 2013 and must be implemented by the NHS within 90 days of publication. Accordingly, we expect to initiate commercial launch of Esbriet in England and Wales by mid-August 2013. In Ireland, on July 8, 2013, the Health Service Executive (HSE), the final stage health technology appraisal committee in Ireland, reported that it has approved Esbriet for reimbursement in the treatment of mild-to-moderate IPF. The approval for reimbursement follows a recommendation based on cost effectiveness from the National Centre for Pharmacoeconomics (NCPE), after we agreed to a reimbursement scheme with the HSE. Reimbursement of Esbriet in Ireland is expected to start on August 1, 2013, and we plan to launch in Ireland in mid-August. On March 20, 2013, we also announced that health authorities in Finland Pharmaceutical Pricing Board of Finland (Pharmaceutical Pricing Board of Finland) have agreed to pricing and reimbursement for Esbriet in that country, effective June 1, 2013, at which time we commercially launched Esbriet in Finland.

To support our commercialization efforts of Esbriet in Europe, we have invested significantly, and continue to invest, in the establishment of a commercial infrastructure within Europe, including an increase to our employee headcount in that region. On December 17, 2010, we announced several additions to our senior leadership team in support of our commercialization efforts as well as announcing the establishment of our European headquarters in Reinach, Switzerland, subsequently moved to Muttenz, Switzerland in early 2012. In December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. Based on our current intellectual property portfolio, we expect to have exclusive rights to sell pirfenidone within the European Union through 2030.

In July 2011, we initiated a new Phase 3 clinical study to evaluate pirfenidone in IPF known as ASCEND in an effort to support approval of pirfenidone for the treatment IPF in the United States. We achieved the full enrollment with 555 randomized patients for our ASCEND trial in January 2013, and we currently expect top-line results from ASCEND in the second quarter of 2014.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012

Revenue

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Esbriet revenues	$14,400	$5,538	160%	$24,930	$10,418	139%

Revenue for the three and six months ended June 30, 2013 and 2012, consists solely of Esbriet product sales. Revenue has increased in both the three and six months ended June 30, 2013 compared to the prior year periods as a result of continued market uptake of our product in Germany, as well as our ongoing expansion efforts in Europe.

Cost of Goods Sold

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Cost of goods sold	$1,943	$3,323	-42%	$4,319	$4,183	3%
Percentage of total revenue	13%	60%		17%	40%

Cost of goods sold relate solely to Esbriet sales and included product manufacturing costs, distribution costs, inventory write-downs, internal supply chain management costs, amortization of acquired product rights and from January 2013, royalties payable to Shionogi. For the three and six months ended June 30, 2013, our cost of goods sold as a percentage of revenues has decreased when compared to the comparable periods in 2012 primarily reflecting: i) economies of scale achieved from increased sales including the effect of spreading fixed costs over a broader base, and ii) the absence in 2013 of any charges related to establishing additional manufacturing sources for Esbriet, offset by the inclusion of the Shionogi royalties in 2013.

Research and Development Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Research and development	$27,531	$25,166	9%	$53,407	$48,378	10%

The increased spending for research and development expenses for the three and six months ended June 30, 2013, compared with the same periods in 2012, is primarily due to an increase in the number of patients enrolled in our ASCEND clinical trial, which was fully enrolled in January 2013.

Selling, General and Administrative Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative	$37,273	$25,642	45%	$67,249	$51,926	30%

The increased spending for the three and six months ended June 30, 2013, compared with the same periods in 2012, is primarily attributed to the ongoing expansion of our European and Canadian infrastructures, including but not limited to additional headcount.

Interest Income

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Interest income	$115	$159	-28%	$252	$304	-17%

The decrease in interest income for the three and six months ended June 30, 2013 compared to the same periods in 2012 is due to higher balances in marketable securities in the comparable prior year periods.

Interest Expense

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Interest expense	($3,634)	($2,237)	62%	($7,117)	($4,442)	60%

The increase in interest expense is primarily due to the January 2013 issuance of our 2.5% convertible senior notes due 2017 of $120.8 million aggregate principal amount (the 2017 Notes).

Fair Value of Embedded Conversion Derivative

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Change in value of embedded conversion derivative	($6,336)	$—	100%	$2,422	$—	100%

The embedded conversion derivative in the 2017 Notes was initially recorded at $36.9 million based on our fair value measurement at the January 2013 debt issuance date. This conversion feature is periodically marked to fair value which resulted in an increase of $6.3 million for the three months ending June 30, 2013 and a net decrease of $2.4 million for the six months ended June 30, 2013. On May 30, 2013, upon obtaining stockholder approval of the additional authorized shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The expense of $6.3 million recorded in the three months ended June 30, 2013 primarily resulted from an increase in our stock price during the period. The estimated fair value of the embedded conversion derivative was $34.5 million immediately prior to its reclassification to stockholders’ equity. Refer to Note 10 to these financial statements for further discussion of the embedded conversion derivate in the 2017 Notes.

Loss on extinguishment of debt

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Loss on extinguishment of debt	$—	$—	—%	($7,900)	$—	100%

This loss is attributed to the extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes in January 2013.

Other Income (Expense)

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Other income (expense)	($574)	($139)	313%	($94)	($1,124)	-92%

Other expense in the three and six months ended June 30, 2013 and 2012 consisted primarily of currency gains and losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European expansion.

Discontinued operations

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Income from discontinued operations, net of taxes	$387	$32,340	-99%	$617	$34,055	-98%

Income from discontinued operations reflects ongoing royalties received in connection with our previously divested Actimmune operations, net of related costs and intraperiod tax allocation expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and available for sale securities, cash generated from operations and proceeds from our convertible note financings issued in June 2008, September 2011 and January 2013.

At June 30, 2013, our capital resources consisted of cash, cash equivalents and available for sale securities of $386.7 million. Based on our current expectations, we believe our existing cash, cash equivalents and available for sale securities will be sufficient to meet our planned operations through at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introduction of our product into new markets and the continuing market acceptance of our products.

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

Cash Flows from Operating Activities

Cash used in operating activities was $112.3 million during the six months ended June 30, 2013, comprised primarily of a net loss of $112.7 million and non-cash charges of $14.8 million primarily consisting of depreciation, stock-based compensation, amortization of debt discount and debt issuance costs, changes in the fair value of our embedded derivative and loss on extinguishment of debt.

Cash used in operating activities was $85.4 million during the six months ended June 30, 2012, comprised primarily of a net loss of $55.9 million which included $40.5 million of non-cash charges primarily consisting of depreciation, stock-based compensation and discontinued operations.

Cash used for our operations increased by $26.9 million compared to the same period in prior year. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Cash Flows from Investing Activities

Cash used in investing activities was $39.6 million during the six months ended June 30, 2013, and was comprised primarily of purchases of available-for-sale securities of $148.3 million, partially offset by maturities and sales of available-for-sale securities of $109.2 million.

Cash provided by investing activities was $31.5 million during the six months ended June 30, 2012, comprised primarily of proceeds from the divestiture of Actimmune, as well as sales and maturities of available-for-sale securities of $173.1 million, partially offset by purchases of $194.3 million of available-for-sale securities.

Cash used for investing activities for the six months ended June 30, 2013 increased $71.1 million compared to the same period in the prior year. The cash used for investing was primarily due to net purchases in available for sale securities of $17.9 million during the six months ended June 30, 2013 compared to proceeds received of $55.0 million resulting from the sale of Actimmune during the same period in 2012.

Cash Flows from Financing Activities

Cash provided by financing activities of $191.7 million for the six months ended June 30, 2013 was due to the registered underwritten public offering of 15.5 million shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.5% convertible senior notes due 2017. The aggregate net proceeds from these concurrent offerings were approximately $262.5 million. This was offset by the repurchase of $72.2 million of 5.0% convertible senior notes due 2015.

Cash provided by financing activities of $1.3 million for the six months ended June 30, 2012 was due to the issuance of stock to our employees under our employee benefit plans.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio by contractual maturity (in millions, except percentages):

					2017 and		Fair Value at
	2013	2014	2015	2016	Beyond	Total	June 30, 2013
Assets
Available-for-sale securities	$228.2	$62.1	$—	$—	$—	$290.3	$290.3
Average interest rate	0.2%	0.1%	—%	—%	—%	0.2%	—%
Liabilities
5.0% convertible senior notes due 2015	$—	$—	$18.4	$—	$—	$18.4	$19.8
Average interest rate	—%	—%	5.0%	—%	—%	5.0%	—%
2.5% convertible senior notes due 2017	$—	$—	$—	$—	$120.8	$120.8	$129.7
Average interest rate	—%	—%	—%	—%	2.5%	2.5%	—%
2.5% convertible senior notes due 2018	$—	$—	$—	$—	$155.3	$155.3	$127.6
Average interest rate	—%	—%	—%	—%	2.5%	2.5%	—%

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of June 30, 2013, the end of the period covered by this Report. As a result of this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2013. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the quarter ended June 30, 2013.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s posttrial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen filed a petition for rehearing en banc which was denied by the Ninth Circuit Court of Appeals on May 7, 2013. A petition for a writ of certiorari for United States Supreme Court review must be filed within 90 days of such denial and it is possible that Dr. Harkonen will file such a petition for a writ of certiorari within that time frame. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including any petition for a writ of certiorari and any resulting review proceedings by the United States Supreme Court.

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

Shionogi

In March 2012, following the EU’s grant of marketing approval for Esbriet (pirfenidone), Shionogi demanded that we agree that Shionogi is entitled to royalty payments on our sales of Esbriet (pirfenidone) in Europe, based on Shionogi’s interpretation of our agreement with Shionogi. In July 2012, Shionogi filed a complaint against us in the United States District Court for the Northern District of California. Shionogi’s complaint alleged principally that we breached that agreement with Shionogi governing the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. The complaint alleged that we breached the agreement by utilizing certain of Shionogi’s information in our Marketing Authorization Application and other submissions for pirfenidone with the EMA and then failing to pay royalties to Shionogi on net sales of Esbriet (pirfenidone) in the European Union. In the alternative, the complaint alleged that, if we did not use Shionogi’s information in a way that would trigger a royalty obligation under the agreement, we had an obligation to do so as an exclusive licensee. In February 2013, we reached an agreement on the material terms of a settlement with Shionogi relating to the complaint and, in May 2013, we entered into a final complete settlement agreement. The principal terms of the settlement include: (i) dismissal of the litigation with prejudice; (ii) a royalty payment from us to Shionogi on net sales of Esbriet (pirfenidone) in the EU of 4.25% for sales commencing on January 1, 2013 and ending on the date of the expiration of orphan drug status in the EU (February 2021); (iii) no royalty payments on net sales of Esbriet in the EU prior to January 1, 2013; (iv) no royalty payments on sales of Esbriet in Canada; (v) no royalty payments on sales of Esbriet in the U.S. or sales in any other jurisdiction (other than the EU), unless we submit certain Shionogi clinical information in connection with an application for regulatory approval in that jurisdiction; and (vi) the Shionogi clinical information in our current NDA in the U.S. would not trigger payment of a royalty on sales of Esbriet in the U.S.

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

We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Luxembourg, Norway and Sweden. In June 2013, we announced that the Italian Medicines Agency (AIFA) approved the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Esbriet became eligible for reimbursement in Italy beginning on June 29, 2013 and was commercially launched in Italy in July 2013. With respect to Spain and the Netherlands, economic conditions in Spain and health care system changes in the Netherlands make it challenging to predict the date by which a company can expect to conclude pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the fourth quarter of this year. In the UK, the National Institute for Health and Clinical Excellence (NICE) issued its final appraisal determination (FAD) recommending the use of Esbriet for the treatment of mild to moderate IPF. The FAD forms the basis of the final guidance to the English National Health Service (NHS), which was published on April 24, 2013 and must be implemented by the NHS within 90 days of publication. Accordingly, we expect to initiate commercial launch of Esbriet in England and Wales by mid- August 2013. With respect to Ireland, on July 8, 2013, the Health Service Executive (HSE), the final stage health technology appraisal committee in Ireland, reported that it has approved Esbriet for reimbursement in the treatment of mild-to-moderate IPF. The approval for reimbursement follows a recommendation based on cost effectiveness from the National Centre for Pharmacoeconomics (NCPE), after we agreed to a reimbursement scheme with the HSE. Reimbursement of Esbriet in Ireland is expected to start on August 1, 2013, and we plan to launch in Ireland in mid-August. We also recently announced that health authorities in Finland (Pharmaceutical Pricing Board of Finland) have agreed to pricing and reimbursement for Esbriet in that country, effective June 1, 2013, at which time we commercially launched Esbriet in Finland.

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

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we continue our commercialization efforts and commercial launch preparations for Esbriet, completing our Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

We may also fail to develop future product candidates for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates.” If this were to occur, we will continue to be dependent on the successful commercialization of pirfenidone, our development costs may increase and our ability to generate revenue could be impaired.

The results of our ASCEND Phase 3 clinical trial may fail to demonstrate to the FDA sufficient efficacy of pirfenidone and may have a negative effect on sales of Esbriet in the European Union.

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States, and we initiated an additional Phase 3 clinical trial known as the “ASCEND” trial during the second quarter of 2011. In January 2013, we completed enrollment in the ASCEND trial. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with forced vital capacity, or FVC, as the primary endpoint. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 weeks) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Consistent with our prior interactions with the FDA in connection with our CAPACITY clinical trials, the FDA indicated a preference for a mortality endpoint.

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

We have currently priced Esbriet in Germany, France, the UK and Italy, as well as Austria, Belgium, Denmark, Finland, Iceland, Ireland, Luxembourg, Norway, and Sweden and have developed estimates of anticipated pricing in other countries in Europe. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. In July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 11% discount from the previous price at which Esbriet was launched in Germany. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

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

In June 2013, the Board of the Italian Drug Agency (AIFA) approved the pricing and reimbursement conditions for Esbriet. The agreement with AIFA specifies that Esbriet may be prescribed by pulmonologists. Esbriet will be reimbursed as a Hospital Product, Class H, and will be distributed, similarly to other specialty products, by the pharmacies of the hospitals designated by the Regions and Autonomous Provinces. Patients treated with Esbriet therapy will be recorded in a registry designed and maintained by AIFA to collect patient data and to ensure appropriate patient selection to fit the approved label. Most medicines marketed to specialists in Italy are monitored via a similar registry. Reimbursement for Esbriet will be provided under a risk-sharing arrangement, similar to the “Payment for Performance” system already in place for many specialty medicines in Italy. Patients’ forced vital capacity (FVC) will be measured at six months post initiation of Esbriet therapy. Patients whose FVC declines, in absolute terms, by 10 percent or more during the first six-month treatment period will not be eligible for reimbursement and their cost of therapy during their treatment period will be credited to the National Health Care System. We expect that approximately 15 percent of patients that initiate therapy will have such an FVC decline.

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

An unfavorable outcome following the pricing and reimbursement review period in any country in the EU may result in lower than expected pricing and reimbursement guidelines in such country, as well as the other countries in the EU, which would adversely impact the anticipated revenue from Esbriet in the EU.

Furthermore, in various countries in the EU, we may be subject to additional negotiated and confidential governmental discounts which, while customary and routine for reimbursed drugs in these countries, may also adversely impact our realized Esbriet price in the EU.

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

Effective February 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 27 EU member states. We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Luxembourg, Norway and Sweden. In June 2013, we announced that the Italian Medicines Agency (AIFA) approved the pricing and reimbursement conditions of Esbriet for the treatment of adult patients with mild to moderate IPF. Esbriet became eligible for reimbursement in Italy beginning on June 29, 2013 and was commercially launched in Italy in July 2013. With respect to Spain and the Netherlands, economic conditions in Spain and health care system changes in the Netherlands make it challenging to predict the date by which a company can expect to conclude pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the fourth quarter of this year. In the UK, the National Institute for Health and Clinical Excellence (NICE) issued its final appraisal determination (FAD) recommending the use of Esbriet for the treatment of mild to moderate IPF. The FAD forms the basis of the final guidance to the English National Health Service (NHS), was published on April 24, 2013 and must be implemented by the NHS within 90 days of publication. Accordingly, we expect to initiate commercial launch of Esbriet in England and Wales by mid-August 2013. With respect to Ireland, on July 8, 2013, the Health Service Executive (HSE), the final stage health technology appraisal committee in Ireland, reported that it has approved Esbriet for reimbursement in the treatment of mild-to-moderate IPF. The approval for reimbursement follows a recommendation based on cost effectiveness from the National Centre for Pharmacoeconomics (NCPE), after we agreed to a reimbursement scheme with the HSE. Reimbursement of Esbriet in Ireland is expected to start on August 1, 2013 and we plan to launch in mid-August. We also recently announced that health authorities in Finland (Pharmaceutical Pricing Board of Finland) have agreed to pricing and reimbursement for Esbriet in that country, effective June 1, 2013 at which time we commercially launched Esbriet in Finland. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

In addition, we still are only in the early stages of commercialization of Esbriet in Germany and have only just begun our commercial sales in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Italy, Luxembourg, Norway and Sweden and continue to have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EU is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EU, which levels may fall well below our current expectations.”

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, in July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, or approximately $33,000 per patient per year, representing an approximate 11% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact revenue from Esbriet in Germany. In addition, with respect to England and Wales, the NICE Appraisal Committee recommended pirfenidone as an option for treating IPF patients whose predicted FVC is between 50% and 80% at the initiation of therapy and treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression (as defined by a decline in predicted FVC of 10% or more within any 12-month period). Based on the clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period. Finally, with respect to Italy, reimbursement for Esbriet will be provided under a risk-sharing arrangement where patients’ forced vital capacity (FVC) will be measured at six months post initiation of Esbriet therapy. Patients whose FVC declines, in absolute terms, by 10 percent or more during the first six-month treatment period will not be eligible for reimbursement and their cost of therapy during their treatment period will be credited to the National Health Care System. We expect that approximately 15 percent of patients that initiate therapy will have such an FVC decline.

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

For example, the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by formulation and method of use patents relating to the use of pirfenidone for the treatment in adults of mild to moderate IPF. While many countries such as the United States permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from patenting some or all of our pending patent applications. There are some countries, such as Canada, that significantly limit the types of uses that are patentable, and other countries that currently do not allow method of use patents in any form.

In the EU, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort. In June 2012, opposition proceedings were filed in the European Patent Office against our European patent 2324831 B1, requesting that the patent be revoked on the basis that that the invention is not patentable. The Company intends to vigorously defend the patent and believes that the opposition lacks merit. The Company can provide no assurances regarding the outcome of this matter.

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

These patents can be challenged by our competitors in various jurisdictions who may argue such patents are invalid or unenforceable, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. For example, in June 2012, opposition proceedings were filed in the European Patent Office against InterMune’s European patent 2324831 B1, requesting that the patent be revoked on the basis that that the invention is not patentable. While we intend to vigorously defend the patent and believe that the opposition lacks merit, we have no assurance regarding the outcome of this matter. Additionally, even if the validity of these patents were upheld in a patent challenge, a court may refuse to stop the other party from practicing the activity at issue on the ground that its activities are not covered by our patents. Any of these outcomes would limit our ability to exclusively market pirfenidone for the treatment in adults of mild to moderate IPF in the EU, and if approved for commercial use by the FDA, in the United States, as well as certain other countries where we have filed for patent protection. Furthermore, the recently enacted America Invents Act (AIA), which reformed certain patent laws in the U.S., may create additional uncertainty regarding patents. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.

If we breach our collaboration agreement with Shionogi, our ability to develop and commercialize pirfenidone in other jurisdictions may be impaired.

We are party to a collaboration agreement with Shionogi that gives us an option to exercise a license for access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used, along with other Shionogi clinical study information, as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. While we do not currently intend to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions, we may elect to do so at a later point in time. Should we breach this agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.21 billion at June 30, 2013. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. Through June 2012, we generated revenue primarily through the sale of Actimmune; however, in June 2012, we divested all of our Actimmune assets. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

We initiated our commercial launch of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Italy, Luxembourg, Norway and Sweden and we currently plan to initiate commercial launches in additional countries in the EU in 2013. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

As of June 30, 2013, we had 323 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Risks Related to our Securities

Our significant level of indebtedness could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding notes.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2013, we had $18.4 million of outstanding indebtedness under our 2015 Notes, $155.3 million of outstanding indebtedness under our 2018 notes, and $120.8 million of outstanding indebtedness under our newly issued convertible senior notes due 2017. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of June 30, 2013, our remaining debt service obligation on our existing notes through December 31, 2013 is $3.9 million in cash. In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Company Stock Offering”) and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017 (“Convertible Note Offering”). We used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”). Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. As a result of the repurchase of our 2015 Notes, our annual debt service obligation for 2013 is $8.8 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

We have filed registration statements covering the approximately 13.2 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of June 30, 2013.

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

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended June 30, 2013, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $12.77 in July 2012 to a low of $7.24 in August 2012. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

•	general economic and political conditions and specific conditions in the biotechnology industry;

•	changes in expectations as to our future financial performance, including financial estimates or publication of research reports by securities analysts;

•	strategic actions taken by us or our competitors, such as acquisitions or restructurings;

•	announcements of new products or technical innovations by us or our competitors;

•	actions taken by institutional stockholders; and

•	speculation in the press or investment community.

In addition, the stock market in general, and the stock price of companies listed on NASDAQ, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. Periods of volatility in the market price of a company’s securities frequently results in securities class action and stockholder derivative litigation against that company. This type of litigation can result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	05/30/2013	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1	Settlement Agreement, by and between Registrant and Shionogi & Co., Ltd., dated as of February 12, 2013.				X

10.2	InterMune, Inc. Amended and Restated 2000 Equity Incentive Plan.	8-K	05/30/2013	10.1

10.3	InterMune, Inc. Stock Bonus Award Terms and conditions under the Amended and Restated 2000 Equity Incentive Plan (Non-Employee Directors).	8-K	05/30/2013	10.2

10.4	InterMune, Inc. Stock Bonus Award Terms and Conditions under the Amended and Restated 2000 Equity Incentive Plan (Employees).	8-K	05/30/2013	10.3

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.
Date: August 6, 2013	By: /s/ John C. Hodgman
John C. Hodgman
Executive Vice President of Finance Administration and Chief
Financial Officer
(Principal Financial Office)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.7	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	05/30/2013	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

4.6	Second Supplemental Indenture, dated January 22, 2013, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1	Settlement Agreement, by and between Registrant and Shionogi & Co., Ltd., dated as of February 12, 2013.				X

10.2	InterMune, Inc. Amended and Restated 2000 Equity Incentive Plan.	8-K	05/30/2013	10.1

10.3	InterMune, Inc. Stock Bonus Award Terms and conditions under the Amended and Restated 2000 Equity Incentive Plan (Non-Employee Directors).	8-K	05/30/2013	10.2

10.4	InterMune, Inc. Stock Bonus Award Terms and Conditions under the Amended and Restated 2000 Equity Incentive Plan (Employees).	8-K	05/30/2013	10.3

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.