Form 10-Q
period 2013-09-30
INTERMUNE INC
filed 2013-11-01
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, there were 82,028,195 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$117,285	$117,748
Available-for-sale securities	219,959	190,238
Accounts receivable, net	16,554	6,767
Inventories	10,423	10,020
Prepaid expenses and other current assets	9,384	6,878

Total current assets	373,605	331,651
Property and equipment, net	4,618	4,332
Acquired product rights, net	17,500	18,250
Other assets (includes restricted cash of $4,807 at September 30, 2013 and $3,813 at December 31, 2012)	12,183	9,233

Total assets	$407,906	$363,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,476	$18,887
Accrued compensation	13,479	11,528
Other accrued liabilities	27,051	26,256

Total current liabilities	49,006	56,671
Convertible notes	263,611	240,250
Other long-term liabilities	221	228
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value; 175,000 and 100,000 shares authorized; 81,973 and 66,050 shares issued and outstanding at September 30, 2013 and December 31, 2012	82	66
Additional paid-in capital	1,354,905	1,163,700
Accumulated other comprehensive income	698	501
Accumulated deficit	(1,260,617)	(1,097,950)

Total stockholders’ equity	95,068	66,317

Total liabilities and stockholders’ equity	$407,906	$363,466

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue, net
Esbriet	$19,718	$7,534	$44,648	$17,952
Cost and expenses:
Cost of goods sold	2,759	2,017	7,078	6,200
Research and development	27,316	26,175	80,723	74,553
Selling, general and administrative	35,219	23,754	102,468	75,680

Total costs and expenses	65,294	51,946	190,269	156,433

Loss from operations	(45,576)	(44,412)	(145,621)	(138,481)
Other income (expense):
Interest income	93	148	345	452
Interest expense	(3,667)	(2,031)	(10,784)	(6,473)
Change in value of embedded conversion derivative	—	—	2,422	—
Loss on extinguishment of debt	—	—	(7,900)	—
Other	(851)	975	(945)	(149)

Loss from continuing operations before income taxes	(50,001)	(45,320)	(162,483)	(144,651)
Income tax expense (benefit)	241	(4,319)	1,121	(13,708)

Loss from continuing operations, net of taxes	(50,242)	(41,001)	(163,604)	(130,943)

Income from discontinued operations, net of taxes	320	84	937	34,139

Net loss	$(49,922)	$(40,917)	$(162,667)	$(96,804)

Basic and diluted net loss per common share:
Continuing operations	$(0.62)	$(0.63)	$(2.04)	$(2.02)
Discontinued operations	0.01	—	0.01	0.53

Net loss	$(0.61)	$(0.63)	$(2.03)	$(1.49)

Shares used in computing basic and diluted net loss per common share	81,397	65,183	80,021	64,966

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(49,922)	$(40,917)	$(162,667)	$(96,804)
Other comprehensive income (loss):
Foreign currency translation adjustment	845	(755)	181	(536)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period	149	104	14	81
Less: Reclassification adjustments for gains transferred to net loss	—	—	2	—

Total other comprehensive income (loss)	994	(651)	197	(455)

Comprehensive loss	$(48,928)	$(41,568)	$(162,470)	$(97,259)

See accompanying Notes to Consolidated Financial Statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows used in operating activities:
Net loss	$(162,667)	$(96,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,964	12,254
Amortization of debt discount and debt issuance costs	5,016	611
Change in fair value of embedded conversion derivative	(2,422)	—
Gain on sale of discontinued operations	—	(51,335)
Depreciation and amortization expense	2,027	1,567
Loss on extinguishment of debt	7,900	—
Net realized gains on sales of available-for-sale securities	(2)
Other	174	(443)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,787)	(1,388)
Inventories	(403)	(4,643)
Prepaid expenses	(2,506)	—
Other assets	(236)	1,557
Accounts payable and accrued compensation	(8,460)	1,765
Other accrued liabilities	795	8,526

Net cash used in operating activities	(161,607)	(128,333)

Cash flows from investing activities:
Proceeds from the divestiture of Actimmune	—	55,000
Purchases of property and equipment	(1,563)	(2,510)
Purchases of available-for-sale securities	(191,607)	(265,281)
Maturities of available-for-sale securities	140,890	186,201
Sales of available-for-sale securities	21,014	40,043

Net cash (used in) provided by investing activities	(31,266)	13,453

Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	145,734	—
Proceeds from convertible senior notes, net of issuance costs	116,800	—
Repurchase of convertible senior notes	(72,183)	—
Proceeds from issuance of common stock under employee stock benefit plans	2,059	2,055

Net cash provided by financing activities	192,410	2,055

Net decrease in cash and cash equivalents	(463)	(112,825)
Cash and cash equivalents at beginning of period	117,748	234,928

Cash and cash equivalents at end of period	$117,285	$122,103

Supplemental disclosure of cash flow information:
Interest paid in cash	$7,305	$8,088
Non-cash financing activities:
Reclassification of derivative liability to stockholders’ equity	$34,465	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 28 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Denmark, Finland, France, Iceland, Ireland, Luxembourg, Norway and Sweden. In January 2013, Esbriet became commercially available in Canada. During the quarter, we obtained approval for reimbursement of Esbriet from the Scottish Medicines Consortium (SMC) and Ireland’s Health Service Executive (HSE), and we launched Esbriet in Italy in July 2013 and in the UK in August 2013.

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

This quarter, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical study, known as the PANORAMA trial, designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are being treated with Esbriet® (pirfenidone). We also initiated our LOTUSS trial which will be a Phase 2, multinational, open-label, randomized, parallel-group, safety and tolerability study of Esbriet (pirfenidone) in patients with systemic sclerosis-related interstitial lung disease (SSc-ILD).

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

Revenue Recognition and Revenue Reserves

Revenue is generated from product sales and recorded net of rebates. We only ship product upon receipt of valid orders from customers, such as pharmacies and hospitals, which are in turn a result of actual patient prescriptions. Delivery is considered to have occurred when title passes to a credit-worthy customer. We include shipping and handling costs in cost of goods sold. Pursuant to terms and conditions of sale, our customers have no rights to return our products. Such restriction on product returns is common practice in the markets in which we sell, and as a result, we have had no significant expenses related to product returns, damaged or expired goods, chargebacks, except for mandatory government rebates, or other discounts or allowances since our commercial launch in these countries. Product sales are recorded net of estimated government-mandated rebates which are fixed for negotiated periods. We review all sales transactions for potential rebates each month and believe that our reserves are adequate. Due to our limited history of selling Esbriet, we are currently accruing for these mandatory government rebates according to contractual obligation redemption rates, which represents our best estimate of the liability at this time and as we develop a more substantial history related to our rebate claims, we will continue to adjust our accrual to accurately reflect rebate claims.

Derivative Financial Instruments

On January 22, 2013, we issued $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017 (the “2017 Notes”). As a result of our issuance of the 2017 Notes, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date and we were therefore required to value the embedded conversion derivative and recognize it at fair value as a long-term liability.

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

For the calculation of net loss per share, securities excluded were as follows:

	As of September 30,
	2013	2012
	(in thousands)
Common stock options and awards	5,797	5,252
Shares issuable upon conversion of convertible notes	15,237	9,384

The following table is a reconciliation of the denominator used in the calculation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Denominator:
Weighted-average shares of common stock outstanding	81,942	65,779	80,604	65,497
Less: Weighted-average shares subject to repurchase	(545)	(596)	(583)	(531)

Weighted-average shares used in computing net loss per common share – basic and diluted	81,397	65,183	80,021	64,966

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of goods sold	$(4)	$50	$39	$157
Research and development	1,044	1,070	2,708	3,510
Selling, general and administrative	2,431	2,031	6,217	8,587

Total stock-based compensation expense	$3,471	$3,151	$8,964	$12,254

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

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Actimmune revenue, net	$500	$—	$1,500	$6,627
Costs and expenses:
Cost of goods sold	—	(198)	—	4,276
General and administrative	15	66	80	226

Total costs and expenses	15	(132)	80	4,502

Income from discontinued operations	485	132	1,420	2,125

Gain on sale of discontinued operations	—	—	—	51,335

Income and gains related to discontinued operations, before tax	485	132	1,420	53,460
Income tax expense	165	48	483	19,321

Income from discontinued operations, net of taxes	$320	$84	$937	$34,139

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

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (expense) and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net losses from entering into derivative financial instruments not designated as hedges for the three month period ended September 30, 2013 was $0.5 million compared to net losses of $0.2 million in the same period in 2012. Our net losses for the nine month periods ended September 30, 2013 was $0.4 million compared to net gains of $0 in the same period in 2012. The notional value of our outstanding currency hedges at September 30, 2013 and December 31, 2012 was 9.5 million euros and 6.0 million euros, respectively, and the fair value of these outstanding derivatives at September 30, 2013 and December 31, 2012 were zero.

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

The following table represents the fair value hierarchy for our financial assets which require fair value measurement on a recurring basis as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$24,532	$—	$—	$24,532
Obligations of government-sponsored enterprises	—	181,489	—	181,489
Corporate debt securities	—	27,975	—	27,975
Commercial paper	—	10,495	—	10,495

Total	$24,532	$219,959	$—	$244,491

	As of December 31, 2012
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	—	144,806	—	144,806
Corporate debt securities	—	31,438	—	31,438
Commercial paper	—	32,891	—	32,891

Total	$7,777	$209,135	$—	$216,912

The following table summarizes the carrying and fair value of our Level 2 convertible senior notes as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
	(in thousands)
	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes due 2015	$18,360	$21,514	$85,000	$85,286
Convertible senior notes due 2017	90,001	170,102	—	—
Convertible senior notes due 2018	155,250	140,389	155,250	121,326

Total	$263,611	$332,005	$240,250	$206,612

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

The following table sets forth the changes in the estimated fair value for our Level 3 classified embedded conversion derivative:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fair value measurement at beginning of period	$—	$—	$—	$—
Embedded conversion derivative recorded in connection with 2017 Notes	—	—	36,887	—
Change in fair value measurement included in operating expenses	—	—	(2,422)	—
Derivative liability reclassified to stockholders’ equity	—		(34,465)

Fair value measurement at end of period	$—	$—	$—	$—

6. CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities included in cash and cash equivalents or available-for-sale securities:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$24,532	$—	$—	$24,532
Obligations of government-sponsored enterprises	181,375	114	—	181,489
Corporate debt securities	27,957	18	—	27,975
Commercial paper	10,495	—	—	10,495

Total	$244,359	$132	$—	$244,491

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Reported as:
Cash equivalents	$24,532	$—	$—	$24,532
Available-for-sale securities	219,827	132	—	219,959

Total	$244,359	$132	$—	$244,491

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$7,777	$—	$—	$7,777
Obligations of government-sponsored enterprises	144,747	59	—	144,806
Corporate debt securities	31,382	56	—	31,438
Commercial paper	32,890	1	—	32,891

Total	$216,796	$116	$—	$216,912

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Reported as:
Cash equivalents	$26,674	$—	$—	$26,674
Available-for-sale securities	190,122	116	—	190,238

Total	$216,796	$116	$—	$216,912

Realized gains and losses calculated based on the specific identification method were $0 and $2,000 for the three and nine months ended September 30, 2013, respectively, and $0 for the three and nine months ended September 30, 2012.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities by contractual maturity:

	September 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$189,027	$189,112
Mature in one to three years	55,332	55,379

Total	$244,359	$244,491

7. INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$7,878	$7,310
Work in process	1,461	1,097
Finished goods	1,084	1,613

Total	$10,423	$10,020

8. COMPREHENSIVE LOSS

The balance of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign Currency	Unrealized gains (losses) on securities	Accumulated other comprehensive income
	(in thousands)
Balance at December 31, 2012	$385	$116	$501
Comprehensive loss	181	16	197

Balance at September 30, 2013	$566	$132	$698

Realized gains and losses of $0 and $2,000 were reclassified to other income (expense) on the statement of operations for the three and nine months ended September 30, 2013, respectively, and $0 for the three and nine months ended September 30, 2012.

9. CONVERTIBLE NOTES

In June 2008, we issued $85.0 million in 5.00% convertible senior notes due 2015 (the “2015 Notes”). The 2015 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our existing senior debt, and rank senior in right of payment to all of our existing subordinated debt. Interest accrues from the date of issuance and is payable in arrears on March 31 and September 30 of each year commencing on September 30, 2008. The 2015 Notes will mature on March 1, 2015. Holders of the 2015 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2015 Notes is 52.9661 shares of common stock, equivalent to a conversion price of approximately $18.88 per share. Offering expenses and underwriting discounts in the aggregate of approximately $0.6 million related to the sale of the 2015 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2015 Notes, which is approximately seven years from the date of issuance. At September 30, 2013, $18.4 million of principal remained outstanding under the 2015 Notes.

In September 2011, we issued $155.3 million in 2.50% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes are general unsecured senior obligations of the Company and rank equal in right of payment with the Company’s other senior unsecured debt and rank senior in right of payment to all of our existing and future subordinated debt. Interest accrues from the date of issuance and is payable in arrears on September 15 and March 15 of each year commencing on March 15, 2012. The 2018 Notes will mature on September 15, 2018. Holders of the 2018 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2018 Notes is 31.4465 shares of common stock, equivalent to a conversion price of approximately $31.80 per share. Offering expenses and underwriting discounts in the aggregate of approximately $5.0 million related to the sale of the 2018 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2018 Notes, which is approximately seven years from the date of issuance. At September 30, 2013, $155.3 million of principal remained outstanding under the 2018 Notes.

The following is a summary of the interest expense recognized on the 2015 and 2018 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Convertible senior notes due 2015	$235	$1,087	$907	$3,260
Convertible senior notes due 2018	1,150	1,150	3,450	3,450

Total interest expense	$1,385	$2,237	$4,357	$6,710

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Common Stock Offering”) and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due December 15, 2017 (the “2017 Notes” and the “Convertible Note Offering”). The resulting aggregate net proceeds from the Common Stock Offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the Convertible Note Offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. Interest accrues from the date of issuance and is payable in arrears on June 15 and December 15 of each year commencing on June 15, 2013. The holders of the 2017 Notes may convert their 2017 Notes into shares of our common stock at a conversion rate of 77.7001 shares per $1,000 principal amount of notes, subject to adjustment (representing a conversion price of approximately $12.87 per share). We can settle conversion of the 2017 Notes by delivery of shares, cash or a combination of shares and cash at our election.

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

In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 2015 Notes for proceeds of $72.2 million. Following such repurchases, and as of September 30, 2013, approximately $18.4 million of our 2015 Notes remain outstanding. This repurchase was accounted for as an extinguishment of debt and we recorded a loss on extinguishment of debt of $7.9 million which comprised $5.5 million of premium paid to the holders of the 2015 Notes, $2.2 million related to the excess of the deemed issuance fair value over the issuance price (par) of the 2017 Notes (but only for those holders of the repurchased 2015 Notes who subsequently invested in our 2017 Notes) and $0.2 million related to the write-off of the initial debt issuance costs for these 2015 Notes.

The following is a summary of the interest expense recognized on the 2017 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Contractual coupon interest	$754	$—	$2,079	$—
Accretion of debt discount	1,455	—	3,939	—
Amortization of debt issuance costs	188	—	517	—

Total interest expense	$2,397	$—	$6,535	$—

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

As a result of the issuance of convertible notes in January 2013, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date, and we were therefore required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance was $36.9 million and was recorded as the original debt discount for the purposes of accounting for the debt component of the 2017 Notes. This debt discount is being amortized as interest expense using an effective interest rate of 9.9% over the remaining 4.25 year term of the 2017 Notes.

In accordance with authoritative guidance, the embedded conversion derivative associated with the 2017 Notes required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. On May 30, 2013, upon obtaining stockholder approval for an amendment to our certificate of incorporation increasing the authorized number of shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. Changes in the fair value were recorded in change in value of embedded conversion derivative in the consolidated statements of operations. We determined the fair value of the derivative using a binomial lattice model. The key assumptions for determining the fair value at May 30, 2013 included the remaining time to maturity of 4.54 years, volatility of 50%, and the risk-free interest rate of 0.88%. The estimated fair value of the embedded conversion derivative was $34.5 million as of May 30, 2013 immediately prior to its reclassification to stockholders’ equity.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time

Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen filed a petition for rehearing en banc which was denied by the Ninth Circuit Court of Appeals on May 7, 2013. On August 5, 2013, Dr. Harkonen filed a petition for a writ of certiorari seeking review by the United States Supreme Court. The government has obtained two extensions of its time to file a response to Dr. Harkonen’s petition, and its response currently is due to be filed on or before November 8, 2013. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the petition for a writ of certiorari and any resulting review proceedings by the United States Supreme Court.

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

The matter was heard by the arbitration panel and on May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting our request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action. Arch subsequently advanced such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. We expect that, should the United States Supreme Court deny Dr. Harkonen’s petition for writ of certiorari and leave the verdict and judgment against Dr. Harkonen intact, Arch will resume the arbitration and seek to recover all or some of the $5 million it advanced for Dr. Harkonen’s defense back from the Company and/or from Dr. Harkonen. At this time, we believe no change to the status of the Interim Arbitration Award or to the application of the D&O liability insurance in general has occurred due to the trial court judgment, and, therefore, we are unable to determine the amount of a loss or range of losses that we may incur and have not accrued for any such amounts in our financial statements associated with this matter.

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

We currently market and sell Esbriet in Europe and Canada for the treatment of IPF, of which substantially all revenue is derived from Europe. Revenue from sales of Actimmune has been reclassified to discontinued operations for all periods presented and are therefore excluded from the numbers presented below.

Our net revenue, organized by the following geographic regions: (i) United States; and (ii) Europe and other, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$—	$—	$—	$—
Europe and other	19,718	7,534	44,648	17,952

Totals	$19,718	$7,534	$44,648	$17,952

Our net property and equipment by region are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
United States	$2,390	$2,185
Europe and other	2,228	2,147

Totals	$4,618	$4,332

We perform credit evaluations on our customers’ financial condition and limit the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. We carefully monitor the creditworthiness of potential customers. As of September 30, 2013, we have not experienced any significant losses on our accounts receivable.

Customers representing 10% or more of total product revenue during the three and nine months ended September 30, 2013 and 2012 and accounts receivable as of September 30, 2013 and December 31, 2012, were as follows:

	Revenue				Accounts Receivable
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	12%	29%	16%	25%	11%	29%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements about:

•	product and product candidate development;

•	the market or markets for our products or product candidates;

•	the ability of our products to treat patients in our markets;

•	the ability to achieve certain pricing and reimbursement levels for our product in various countries in Canada, the European Union and elsewhere, including our estimates of the number of patients who meet certain disease progression measures (e.g., forced vital capacity);

•	the timing of concluding and announcing pricing and reimbursement discussions in various countries in the European Union and elsewhere;

•	the timing of receipt of top-line results from our ASCEND clinical trial and our expected announcement thereof;

•	expectations around the enrollment size, timing and results of our ongoing clinical trials, including the PANORAMA and LOTUSS trials;

•	our expectations regarding the effectiveness of our strategic priorities and our ability to take successful actions to achieve our three point strategy;

•	opportunities to establish development or commercial alliances;

•	timing and expectations of when our products or product candidates may be marketed or made available to patients in various jurisdictions;

•	commercial launch preparations, including the timing of launches in the various European Union jurisdictions and the implementation of the infrastructure required for the commercial launches;

•	the scope and enforceability of our intellectual property rights, including the anticipated durations of patent protection and marketing exclusivity in the European Union, United States and other jurisdictions, and including claims that we or our collaborators may infringe third party intellectual property rights or otherwise be required to pay license fees and/or royalties under such third party rights;

•	governmental regulation and approval;

•	requirement of additional funding to complete research and development and commercialize products;

•	liquidity and sufficiency of our cash resources;

•	future revenue, including those from product sales and collaborations, adequacy of revenue reserve levels, future expenses, future financial performance and trends;

•	the uses of proceeds from our concurrent registered underwritten public offerings of our common stock and 2.50% convertible senior notes due 2017 completed in January 2013;

•	our future research and development expenses and other expenses;

•	our expectations that our remediation plan sufficiently addressed and remediated the material weakness in our internal controls that we identified in connection with management’s evaluation of our internal controls over financial reporting as of December 31, 2012; and

•	our operational and legal risks.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 28 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Denmark, Finland, France, Iceland, Ireland, Luxembourg, Norway and Sweden. In January 2013, Esbriet became commercially available in Canada. During the quarter, we obtained approval for reimbursement of Esbriet from the Scottish Medicines Consortium (SMC) and Ireland’s Health Service Executive (HSE), and we launched Esbriet in Italy in July 2013 and in the UK in August 2013.

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

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and estimated expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”) for proceeds of $72.2 million. We may use a portion of the remaining net proceeds from the convertible senior note offering and, if necessary a portion of the net proceeds from the common stock offering to repay at maturity or earlier repurchase some or all of such remaining 2015 Notes.

We intend to use the remaining proceeds from the common stock offering and any remaining proceeds from the convertible note offering to fund the commercialization of Esbriet, to fund our ASCEND trial and to advance our strategic plan, including the initiatives identified below.

Esbriet® (Pirfenidone)

Pirfenidone is an orally active, small molecule compound under development for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Italy, Ireland, Luxembourg, Norway, Sweden and the UK. In addition, we continue to prepare for the commercial launch of Esbriet in other countries in the EU.

With respect to Spain and the Netherlands, the continuing economic conditions in Spain and health care system changes in the Netherlands have caused delay and have made it challenging to predict the date by which a company can expect to obtain pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the first half of 2014.

Since our initial launch of Esbriet in Germany in September 2011, we have consistently experienced revenue growth. During this quarter, Germany, France, the mid-sized European countries and Canada all achieved sequential double-digit growth in Esbriet revenues. Onetime effects are typical of new country launches so we expect that the rate of sequential quarterly growth reported in recent quarters will moderate in the future. At the same time, as we continue to expand the number of countries where Esbriet is approved for sale, the potential revenue base for Esbriet will also expand.

New Clinical Programs

During this quarter, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical study, known as the PANORAMA trial, designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are currently being treated with Esbriet® (pirfenidone). NAC is a pharmaceutical drug and nutritional supplement used primarily as a mucolytic agent and in the management of paracetamol/acetaminophen overdose. NAC is an antioxidant that has been used alone or in combination with other agents, including Esbriet, for the treatment of IPF. However, NAC is not approved for the treatment of IPF by any major regulatory agency and no controlled data currently exist regarding the safety and tolerability of Esbriet and NAC in combination. In order to characterize the safety and tolerability of NAC when prescribed in patients treated with Esbriet, we have initiated the PANORAMA trial. The PANORAMA trial is expected to enroll approximately 250 patients at approximately 70 centers in Europe with a treatment duration of six months. However, depending on the results of the PANTHER trial, a trial sponsored by the National Institutes of Health to evaluate NAC versus placebo in the treatment of IPF patients, we may modify or terminate our PANORAMA trial.

In addition, during this quarter we have also initiated the LOTUSS trial, a Phase 2, multinational, open-label, randomized, parallel-group, safety and tolerability study of Esbriet (pirfenidone) in patients with systemic sclerosis-related interstitial lung disease (SSc-ILD). Systemic sclerosis (SSc), also known as scleroderma, is an autoimmune connective tissue disorder resulting in, among other features, excessive collagen production and tissue fibrosis. SSc is a multi-organ disease that can involve the lungs, skin, heart, gut and kidneys. Most affected patients are women and are between 30 to 50 years old at diagnosis. Lung involvement (SSc- ILD) eventually occurs in more than 70% of SSc patients, and is the leading cause of functional impairment as well as the leading cause of mortality in this population. There are currently no licensed pharmacological agents approved to treat SSc-ILD although some patients receive immunosuppressive drugs. Therefore, we believe SSc-ILD represents a significant unmet medical need. We have applied for orphan drug designation status for Esbriet in the US and the EU. In order to characterize the safety and tolerability of Esbriet when prescribed to patients with SSc-ILD, we initiated the LOTUSS trial where we expect to enroll approximately 50 patients across approximately 20 sites in the United States, Canada and Italy. These patients will be followed up for 16 weeks.

Other Developments this Quarter

During this quarter we refined our strategy to focus on steps to maintain the revenue growth and territorial expansion of Esbriet while also investing to become a leader in specialty fibrotic diseases. Our first priority remains the successful launch and commercialization of Esbriet for IPF, including planning and executing a successful US launch if Esbriet is approved in the US. As our second priority, we believe we must invest in product innovation and new data generation to maximize growth of Esbriet in treatment of IPF. Our third strategic priority is to grow beyond Esbriet and invest in internal development and business development to expand our pipeline into specialty fibrotic diseases outside of IPF.

This quarter, in addition to initiating our PANORAMA and LOTUSS clinical trials, we took a number of steps forward in executing this strategy as follows:

•	We made plans to increase the security and integrity of our Esbriet manufacturing supply chain to reduce the risk of interruption to the supply to the patients we serve and to prepare for a US launch.

•	We undertook a program to investigate new dosage forms of pirfenidone and identify what innovations would be viewed as important improvements by IPF patients and treating physicians.

•	We initiated a drug discovery program to optimize the pirfenidone chemotype and explore the potential for developing a new drug with an improved efficacy and side effect profile relative to pirfenidone.

•	Our research team has continued to analyze our extensive collection of outcome-correlated-biosamples with a view to identifying markers that correlate with disease progression, disease activity or risk factors for developing IPF. We believe that our sample collection may identify cellular components and pathways that can in future be targeted for therapeutic intervention.

•	We have advanced our internal drug discovery efforts in IPF, including the development of potent antagonists of the lysophosphatidic acid receptor 1 (LPA1) receptor. LPA receptor 1 is a G-protein coupled receptor (GPCR) identified as an important mediator of fibrosis.

Meanwhile, to support our commercialization efforts of Esbriet in Europe, we continued to invest in the establishment of a commercial infrastructure within Europe, and to increase our employee headcount in that region.

We continue to monitor our pivotal Phase 3 clinical trial to evaluate pirfenidone in IPF, known as ASCEND, in an effort to support approval of pirfenidone for the treatment IPF in the United States. We achieved full enrollment with a total of 555 randomized patients for our ASCEND trial in January 2013. The last patient is expected to complete the trial in early 2014, and we currently expect top-line results from ASCEND in the second quarter of 2014.

We remain committed to our three point strategy of successfully commercializing Esbriet, continuing to innovate around Esbriet, and expanding our pipeline to generate innovative product candidates. There can be no assurance that we will achieve our strategic objectives or that any of the initiatives identified above will be successful. We will face challenges and may need to make difficult decisions about how best to manage and allocate our resources. Similarly, there can be no assurances that we will be able to fund all of our initiatives from our revenue or cash on hand, or that we will be able to raise the external capital that may be necessary to fund these initiatives.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 and 2012

Revenue

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Revenue, net	$19,718	$7,534	162%	$44,648	$17,952	149%

Revenue for the three and nine months ended September 30, 2013 and 2012, consists solely of Esbriet product sales. Revenue has increased in both the three and nine months ended September 30, 2013 compared to the prior year periods as a result of continued market uptake of our product in Europe, as well as our ongoing expansion efforts in Canada. Revenue growth in the third quarter of 2013 also reflects additional Esbriet launches in Italy, the UK, Finland and Ireland. In addition, Esbriet revenue from non-reimbursed countries contributed about $1.5 million to third quarter 2013 revenue.

Cost of Goods Sold

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Cost of goods sold	$2,759	$2,017	37%	$7,078	$6,200	14%
Percentage of total revenue	14%	27%		16%	35%

Cost of goods sold relate solely to Esbriet sales and included product manufacturing costs, distribution costs, inventory write-downs, internal supply chain management costs, amortization of acquired product rights and from January 2013, royalties payable to Shionogi. For the three and nine months ended September 30, 2013, our cost of goods sold as a percentage of revenues has decreased when compared to the comparable periods in 2012 primarily reflecting economies of scale achieved from increased sales including the effect of spreading fixed costs over a broader base, and the absence in 2013 of any charges related to establishing additional manufacturing sources for Esbriet, offset by the inclusion of the Shionogi royalties in 2013.

Research and Development Expenses

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Research and development	$27,316	$26,175	4%	$80,723	$74,553	8%

The increased spending for research and development expenses for the three and nine months ended September 30, 2013, compared with the same periods in 2012, is primarily due to an increase in the number of patients enrolled in our ASCEND trial, which was fully enrolled in January 2013.

Selling, General and Administrative Expenses

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative	$35,219	$23,754	48%	$102,468	$75,680	35%

The increased spending for the three and nine months ended September 30, 2013, compared with the same periods in 2012, is primarily attributed to the ongoing expansion of our European and Canadian infrastructures, including additional headcount.

Interest Income

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Interest income	$93	$148	(37)%	$345	$452	(24)%

The decrease in interest income for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is due to higher balances in marketable securities in the comparable prior year periods.

Interest Expense

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Interest expense	$(3,667)	$(2,031)	81%	$(10,784)	$(6,473)	67%

The increase in interest expense is primarily due to the January 2013 issuance of our 2.5% convertible senior notes due 2017 of $120.8 million aggregate principal amount (the 2017 Notes).

Fair Value of Embedded Conversion Derivative

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Change in value of embedded conversion derivative	$—	$—	—%	$2,422	$—	100%

The embedded conversion derivative in the 2017 Notes was initially recorded at $36.9 million based on our fair value measurement at the January 2013 debt issuance date. On May 30, 2013, upon obtaining stockholder approval of additional authorized shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The expense of $2.4 million recorded in the nine months ended September 30, 2013 primarily resulted from a decrease in our stock price during the period. The estimated fair value of the embedded conversion derivative was $34.5 million immediately prior to its reclassification to stockholders’ equity. Refer to Note 10 to our unaudited condensed consolidated financial statements for further discussion of the embedded conversion derivative in the 2017 Notes.

Loss on extinguishment of debt

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Loss on extinguishment of debt	$—	$—	—%	$(7,900)	$—	100%

This loss is attributed to the extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes in January 2013.

Other Income (Expense)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Other income (expense)	$(851)	$975	(187)%	$(945)	$(149)	534%

Other expense in the three and nine months ended September 30, 2013 and 2012 consisted primarily of currency gains and losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European expansion.

Discontinued operations

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except percentages)	2013	2012	% Change	2013	2012	% Change
Income from discontinued operations, net of taxes	$320	$84	281%	$937	$34,139	(97)%

Income from discontinued operations reflects ongoing royalties received in connection with our previously divested Actimmune operations, net of related costs and intraperiod tax allocation expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and available for sale securities, cash generated from operations and proceeds from our convertible note and equity financings in June 2008, September 2011 and January 2013.

At September 30, 2013, our capital resources consisted of cash, cash equivalents and available for sale securities of $337.2 million. Based on our current expectations, we believe our existing cash, cash equivalents and available for sale securities will be sufficient to meet our planned operations through at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support our development and clinical efforts and strategic initiatives, the expansion of sales, marketing and administrative activities, the timing of introduction of our product into new markets and the continuing market acceptance of our products.

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

Cash Flows from Operating Activities

Cash used in operating activities was $161.6 million during the nine months ended September 30, 2013, comprised primarily of a net loss of $162.7 million and non-cash charges of $21.7 million primarily consisting of depreciation, stock-based compensation, amortization of debt discount and debt issuance costs, changes in the fair value of our embedded derivative and loss on extinguishment of debt and working capital changes of $20.6 million.

Cash used in operating activities was $128.3 million during the nine months ended September 30, 2012, comprised primarily of a net loss of $96.8 million which included $37.3 million of non-cash charges primarily consisting of depreciation, stock-based compensation and discontinued operations.

Cash used for our operations increased by $33.3 million compared to the same period in prior year. Details concerning the loss from operations can be found above in this Report under the heading “Results of Operations.”

Cash Flows from Investing Activities

Cash used in investing activities was $31.3 million during the nine months ended September 30, 2013, and was comprised primarily of purchases of available-for-sale securities of $191.6 million, partially offset by maturities and sales of available-for-sale securities of $161.9 million.

Cash provided by investing activities was $13.5 million during the nine months ended September 30, 2012, comprised primarily of proceeds from the divestiture of Actimmune, as well as purchases of available-for-sale securities of $265.3 million, partially offset by sales and maturities of available-for-sale securities of $226.2 million.

Cash used for investing activities for the nine months ended September 30, 2013 increased $44.7 million compared to the same period in the prior year. The cash used for investing was primarily due to net purchases in available for sale securities of $9.3 million during the nine months ended September 30, 2013 compared to proceeds received of $55.0 million resulting from the sale of Actimmune during the same period in 2012.

Cash Flows from Financing Activities

Cash provided by financing activities of $192.4 million for the nine months ended September 30, 2013 was due to the registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.5% convertible senior notes due 2017. The aggregate net proceeds from these concurrent offerings were approximately $262.5 million. This was offset by the repurchase of $72.2 million of 5.0% convertible senior notes due 2015.

Cash provided by financing activities of $2.1 million for the nine months ended September 30, 2012 was due to the issuance of stock to our employees under our employee benefit plans.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio by contractual maturity (in millions, except percentages):

							Fair Value at
					2017 and		September
	2013	2014	2015	2016	Beyond	Total	30, 2013
Assets
Available-for-sale securities	$189.0	$55.4	$—	$—	$—	$244.4	$244.5
Average interest rate	0.3%	0.1%	—%	—%	—%	0.2%	—%
Liabilities
5.0% convertible senior notes due 2015	$—	$—	$18.4	$—	$—	$18.4	$21.5
Average interest rate	—%	—%	5.0%	—%	—%	5.0%	—%
2.5% convertible senior notes due 2017	$—	$—	$—	$—	$120.8	$120.8	$170.1
Average interest rate	—%	—%	—%	—%	2.5%	2.5%	—%
2.5% convertible senior notes due 2018	$—	$—	$—	$—	$155.3	$155.3	$140.4
Average interest rate	—%	—%	—%	—%	2.5%	2.5%	—%

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of September 30, 2013, the end of the period covered by this Report. As a result of this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2013. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As a result of the material weakness, subsequent to December 31, 2012, we have strengthened our disclosure controls and procedures and internal control over financial reporting to remediate the deficiencies that gave rise to the material weakness. Specifically, we implemented the following internal control improvements in the first quarter of 2013:

•	Enhancing our procedures around the review and evaluation of the tax consequences of complex and infrequent transactions, and

•	Increasing our utilization of, and liaison with, external consultants who specialize in providing taxation-related accounting assistance for complex and infrequent transactions.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints that were filed alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen filed a petition for rehearing en banc which was denied by the Ninth Circuit Court of Appeals on May 7, 2013. On August 5, 2013, Dr. Harkonen filed a petition for a writ of certiorari seeking review by the United States Supreme Court. The government has obtained two extensions of its time to file a response to Dr. Harkonen’s petition, and its response currently is due to be filed on or before November 8, 2013. Under the terms of the Indemnity Agreement, we have an obligation to indemnify Dr. Harkonen for reasonable legal fees and costs incurred in connection with defending this action, including the petition for a writ of certiorari and any resulting review proceedings by the United States Supreme Court.

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

The matter was heard by the arbitration panel and on May 29, 2009, the arbitration panel issued an Interim Arbitration Award granting our request for a partial award requiring Arch to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action. Arch subsequently advanced such fees and costs, including fees and costs previously paid by the Company. The question whether Arch ultimately will be required to cover the advanced fees and costs or, instead, may recoup those fees and costs as not covered by its policy, has not been determined. Unless and until the arbitration panel rules that such fees and costs are not covered, Arch remains obligated to advance such fees and costs. We expect that, should the United States Supreme Court deny Dr. Harkonen’s petition for writ of certiorari and leave the verdict and judgment against Dr. Harkonen intact, Arch will resume the arbitration and seek to recover all or some of the $5 million it advanced for Dr. Harkonen’s defense back from the Company and/or from Dr. Harkonen. At this time, we believe no change to the status of the Interim Arbitration Award or to the application of the D&O liability insurance in general has occurred due to the trial court judgment, and, therefore, we are unable to determine the amount of a loss or range of losses that we may incur and have not accrued for any such amounts in our financial statements associated with this matter.

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

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risks Related to Our Dependence on Pirfenidone

We are dependent on the commercial success of Esbriet (pirfenidone) for the treatment of IPF in the European Union, other European countries and Canada, and on the regulatory approval of pirfenidone for the treatment of IPF in the United States, which may never occur.

We commenced operations in 1998 and have incurred significant losses to date. Prior to launching commercial sales of Esbriet in the European Union, our revenue was limited primarily to sales of Actimmune derived from physicians’ prescriptions for the off-label use of Actimmune in the treatment of IPF and from upfront license fees and milestone payments in connection with our collaboration with Roche. On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to Actimmune. In October 2010, we sold to Roche all of our worldwide rights to danoprevir and terminated our collaboration with Roche from which we had derived our collaboration revenue. As a result, our future success is currently dependent on the regulatory and commercial success of pirfenidone for the treatment of IPF primarily in the EU and the United States. Effective February 2011, Esbriet (pirfenidone) was granted marketing authorization for commercial use in the 28 EU member states for the treatment of adults with mild to moderate IPF, and Esbriet has since been approved for marketing in Norway, Iceland and, most recently in October 2012, in Canada; however, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA.

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

In addition, we anticipate incurring additional expenses and utilizing significant existing cash resources as we continue our commercialization efforts and commercial launch preparations for Esbriet, complete our Phase 3 ASCEND trial to support the approval of pirfenidone to treat IPF in the United States and continue to grow our operational capabilities, particularly in the EU. This represents a significant investment in the regulatory and commercial success of pirfenidone, which is uncertain.

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

Whether data from our ASCEND trial when combined with the data from our CAPACITY trials will be sufficient to obtain FDA approval of pirfenidone for the treatment of IPF will depend on the results from the trial and be the subject of review by the FDA at the time of our anticipated NDA resubmission. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to sell Esbriet in the United States. Further, the publicity of a failure to obtain FDA approval for pirfenidone may negatively affect the sales of Esbriet in the EU and/or may be considered by EU regulatory agencies when assessing reimbursement for pirfenidone, which may lead to a reduction in the amount of reimbursement amounts in certain countries. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EU. Because of our dependence on the commercial success of Esbriet in the EU, a negative outcome in the ASCEND trial or a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects, including, but not limited to, negatively impacting the pricing and reimbursement guidelines for Esbriet in any country in the EU and thereby negatively impacting Esbriet revenue from such country. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the European Union is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the European Union, which levels may fall well below our current expectations.

We have currently priced Esbriet in Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Italy, Ireland, Luxembourg, Norway, Sweden and the UK and have developed estimates of anticipated pricing in other countries in Europe. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing in the EU of therapies with a similar product profile, such as treatments for pulmonary hypertension. However, due to efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for Esbriet, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from Esbriet in the EU. For example, in December 2011, the Institute for Quality and Efficiency in Health Care (the “IQWiG”), a non-profit private foundation established in Germany to provide advisory evaluations of the benefits and costs of medical interventions to Germany’s Federal Joint Committee (the “G-BA”), published its report on the benefit assessment of Esbriet concluding that there is no additional benefit of pirfenidone for the treatment of mild to moderate IPF. We subsequently submitted a detailed response to the IQWiG concerning the assumptions and methodology applied by the IQWiG in its assessment, and, in March 2012, the G-BA concluded that Esbriet does provide additional benefit (not quantifiable) for the treatment of mild to moderate IPF. In July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, per patient per year, representing an approximate 11% discount from the previous price at which Esbriet was launched in Germany. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact anticipated revenue from Esbriet in Germany.

In addition, in April 2012, the Transparency Commission of the French National Health Authority, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, issued a favorable opinion for the reimbursement of Esbriet by French National Health Insurance. The Transparency Commission noted that no other treatment provided evidence of a clinical benefit in IPF and considering all available information, Esbriet was granted an Amélioration du Service Medical Rendu (“ASMR”) rating of level IV. ASMR is a rating of added clinical value in comparison with existing therapies. The Transparency Commission focused on the risk/benefit ratio for assessing the actual medical benefit (SMR), and rated the SMR as “Low.” In general the recommended reimbursement rate by France’s National Social Security for a product with “Low” SMR rating is 15%. However, diseases requiring a long-term, expensive treatment may be classified as ALD (Affection de Longue Durée—Long Term Diseases) in France. With respect to ALD, patients are fully reimbursed by the National Social Security for most costs related to these diseases (hospitalizations, lab tests, medicines, etc.), regardless of the SMR rating for such medicines (as long as it is not a SMR rating of “Insufficient”). The ALD program covers more than 100 specific diseases, reported either in an explicit list of 30 disease categories or in an additional “catch all” category for other serious, expensive diseases lasting more than six months. Examples of the broad disease categories are cancers, cystic fibrosis and multiple sclerosis. The official list of illnesses classified as ALD is reviewed annually by the government and the determination of whether a patient in France has an ALD will be made by the patient’s physician in collaboration with the health authority. Most orphan diseases are directly or indirectly recognized as ALD. IPF is not included on the explicit list of the 30 diseases classified as ALD. We expect that IPF will fall into the ALD “catch all” category for other serious, expensive diseases lasting more than six months. If the criteria for the “catch all” category change and/or if IPF does not qualify as an ALD, IPF patients may not be fully reimbursed for the use of Esbriet for the treatment of IPF which may lead to decrease in Esbriet utilization and negatively impact our ability to generate revenue from Esbriet sales in France.

In June 2013, the Board of the Italian Drug Agency (AIFA) approved the pricing and reimbursement conditions for Esbriet. The agreement with AIFA specifies that Esbriet may be prescribed by pulmonologists. Esbriet will be reimbursed as a Hospital Product, Class H, and will be distributed, similarly to other specialty products, by the pharmacies of the hospitals designated by the Regions and Autonomous Provinces. Patients treated with Esbriet therapy will be recorded in a registry designed and maintained by AIFA to collect patient data and to ensure appropriate patient selection to fit the approved label. Most medicines marketed to specialists in Italy are monitored via a similar registry. Reimbursement for Esbriet will be provided under a risk-sharing arrangement, similar to the “Payment for Performance” system already in place for many specialty medicines in Italy. Patients’ forced vital capacity (FVC) will be measured at six months post initiation of Esbriet therapy. Patients whose percent predicted FVC declines, in absolute terms, by 10 percent or more during the first six-month treatment period will not be eligible for reimbursement and their cost of therapy during their treatment period will be credited to the National Health Care System. We expect that between 10% and 15% of patients that initiate therapy will have such an FVC decline.

With respect to England and Wales, the NICE Appraisal Committee recommended pirfenidone as an option for treating IPF patients whose forced vital capacity (FVC) is between 50% and 80% of predicted at the initiation of therapy and treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression (as defined by a decline in percentage predicted FVC of 10% or more within any 12-month period). Based on the clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period.

Finally, while we were awarded reimbursement in Sweden, it was limited to the sub-population of patients with a FVC lower than 80% of predicted. While we deem these restrictions in Sweden as limiting only modestly the overall business potential of Esbriet in Europe and worthwhile considering the favorable price achieved, they may result in the pursuit by other European countries of a similar approach and a higher loss of Esbriet volume than anticipated, which would negatively impact revenue from Esbriet in such countries.

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

Effective February 2011, the European Commission granted marketing authorization for Esbriet (pirfenidone) in adults for the treatment of mild to moderate IPF. The approval authorizes marketing of Esbriet in all 28 EU member states. We launched commercial sales of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Italy, Ireland, Luxembourg, Norway, Sweden and the UK. With respect to Spain and the Netherlands, economic conditions in Spain and health care system changes in the Netherlands have caused delay and have made it challenging to predict the date by which a company can expect to conclude pricing and reimbursement for a new product. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in Spain and the Netherlands in the first half of 2014. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts in Europe, we are currently working to expand our commercial infrastructure within the EU, including an increase to our employee headcount in that region and the establishment of our European headquarters in Muttenz, Switzerland. Further, in December 2010, we transferred all of our non-U.S. rights to research, develop and commercialize pirfenidone for IPF to our wholly-owned Swiss subsidiary, InterMune International AG. However, in order to successfully launch our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, which will require additional financial resources and require significant management attention. We may not be successful in establishing a commercial operation in the EU (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), the effect of which will have a negative outcome on our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

In addition, we are still in the relatively early stages of Esbriet commercialization in most of the countries in Europe and Canada and continue to have limited information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EU is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EU, which levels may fall well below our current expectations.”

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

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For example, in July 2012, we announced the early conclusion of negotiations for the reimbursement price of Esbriet (pirfenidone) in Germany such that effective September 15, 2012 and until September 15, 2014, the net ex-factory Esbriet price in Germany will be 26,999 €, per patient per year, representing an approximate 11% discount from the current price. Such pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products which provide that terms for an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros in any 12-month period. Therefore, upon the earlier of such re-evaluation or September 15, 2014, the G-BA may lower its reimbursement guidelines with respect to Esbriet necessitating that we lower our pricing of Esbriet, which would also negatively impact revenue from Esbriet in Germany. In addition, with respect to England and Wales, the NICE Appraisal Committee recommended pirfenidone as an option for treating IPF patients whose FVC is between 50% and 80% of predicted at the initiation of therapy and treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression (as defined by a decline in percentage predicted FVC of 10% or more within any 12-month period). Based on the clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period. Finally, with respect to Italy, reimbursement for Esbriet will be provided under a risk-sharing arrangement where patients’ forced vital capacity (FVC) will be measured at six months post initiation of Esbriet therapy. Patients whose percentage predicted FVC declines, in absolute terms, by 10 percent or more during the first six-month treatment period will not be eligible for reimbursement and their cost of therapy during their treatment period will be credited to the National Health Care System. We expect that approximately 15 percent of patients that initiate therapy will have such a FVC decline.

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EU and, if approved by the FDA in the U.S., may compete with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EU and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has no composition of matter patent protection. Unless we have (i) Orphan Drug designation, (ii) data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost generic version of pirfenidone in such a jurisdiction. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto whereby Gilead gained access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. In 2011, Bristol-Myers Squibb purchased Amira Pharmaceuticals and acquired their LPA1 receptor antagonist for study as a potential treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has published phase 2 data for BIBF-1120 (nintedanib), a triple kinase inhibitor that has showed some potential efficacy at high doses in IPF. BI has publicly posted its Phase 3 trial design for BIBF-1120 in IPF and patient enrollment in its trial is complete. BI may announce its results for its trial as early as the fourth quarter of 2013. Furthermore, there are at least seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Biogen Idec (acquirer of Stromedix)). Finally, the National Institutes of Health sponsored the PANTHER trial to evaluate the use of NAC (N-acetylcysteine) (a generic drug) versus placebo in the treatment of IPF patients. The trial is underway and completed its enrollment. If NAC is shown to be an effective treatment for IPF, it may create competition in some territories. Since NAC is a generic product, this may create pressure on volume and prices of Esbriet. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

In particular, we experienced a delay in the completion of our enrollment in our ASCEND clinical trial resulting from slower than anticipated patient enrollment. Our development costs will further increase if we have further material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than as may be initially planned for future product candidates. For example, in mid-2013, we initiated our PANORAMA trial, a randomized, double-blind, placebo controlled Phase 2 clinical study designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are being treated with Esbriet. We have also taken steps to initiate our LOTUSS trial, a Phase 2, multinational, open-label, randomized, parallel-group, designed to study the safety and tolerability of pirfenidone in patients with systemic sclerosis-related interstitial lung disease. Any delays in enrollment or modifications to trial design for either of these studies would increase our development costs. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

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

Our commercial success will depend in part on obtaining and maintaining patent protection on our products and product candidates and successfully defending these patents against third-party challenges. Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict with certainty the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, each country has its own rules regarding the allowability and enforceability of certain types of patents and therefore there can be no assurance that our patent applications will be granted or that our issued patents will be enforceable in any given jurisdiction. We could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate suits to protect our patent rights.

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

In the EU, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort. In June 2012, opposition proceedings were filed in the European Patent Office against our European patent 2324831 B1, requesting that the patent be revoked on the basis that the invention is not patentable. The Company intends to vigorously defend the patent and believes that the opposition lacks merit. The Company can provide no assurances regarding the outcome of this matter.

Others have filed and in the future may file patent applications covering uses and formulations of pirfenidone, or other products in our development program. If a third party has been or is in the future issued a patent that blocks our ability to commercialize any of our products, alone or in combination, for any or all of the diseases that we are targeting, we could be prevented from commercializing that product or combination of products for that disease or diseases unless we obtained a license from the patent holder. We may not be able to obtain such a license to a blocking patent on commercially reasonable terms, if at all. If we cannot obtain, maintain and protect the necessary proprietary rights for the development and commercialization of our products or product candidates, our business and financial prospects will be impaired.

We are also subject, in the U.S. and elsewhere, to various regulatory schemes that allow access to our data via freedom of information requests. For example, in September 2012, we were notified by the European Medicines Agency, or EMA, that we had received a request in accordance with Regulation 1049/2001/EC regarding public access to documents held by institutions of the EU. The request was made by a potential competitor and sought access to aspects of our Esbriet MAA. We are in the process of challenging the disclosure of the non-public sensitive information contained in our MAA, but there can be no assurance that we will ultimately be successful. Additionally, we were recently notified by Health Canada that an access to information request had been lodged in accordance with Canada’s Access to Information Act, seeking access to documents covering important aspects of our Esbriet NDA. We intend to contest and /or limit this request but there can be no assurance that our efforts will be successful. Even if successful, we may also receive similar requests in the future, in the EU or domestically. In the event that our proprietary data becomes public as a result of freedom of information requests, our competitive advantages may be diminished and our ability to obtain patent protection for certain inventions reflected in such data may be adversely affected.

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

Market exclusivity afforded by orphan drug designation is generally offered as an incentive to drug developers to invest in developing and commercializing products for unique diseases that impact a limited number of patients. With respect to the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Qualification to maintain orphan drug status is generally monitored by the regulatory authorities during the orphan drug exclusivity period, currently ten years and seven years from the date of approval in the EU and United States, respectively. IPF is currently a poorly diagnosed disease in these markets. It is possible that with the approval of Esbriet in the EU, and the potential approval of pirfenidone in the United States, the incidence and prevalence numbers for IPF could change in these markets. Should the incidence and prevalence of IPF patients who are eligible to receive pirfenidone for the treatment of IPF in these markets materially increase, it is possible that the orphan drug designation, and related market exclusivity, in these jurisdictions could be lost.

Following expiration of orphan drug designation in the European Union, and if approved for commercial use by the FDA in the United States, our current intellectual property portfolio may not be sufficient to protect the continued exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF.

Because the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere, following expiration of orphan drug designation in the EU, and if approved for commercial use by the FDA in the United States, we must rely primarily on the protection afforded by the formulation and method of use patents relating to the safe and/or effective use of pirfenidone for the treatment in adults of mild to moderate IPF.

We have five granted patents and a number of pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is expected to provide patent protection in Europe until 2030. We also have 13 issued patents in the United States relating to the formulation or safe and/or effective use of Esbriet in IPF patients, and a number of pending U.S. patent applications. In addition we have numerous pending patent applications under active prosecution in other foreign jurisdictions. The laws regarding patentability and enforceability of patents such as ours vary on a country by country basis.

These patents can be challenged by our competitors in various jurisdictions who may argue such patents are invalid or unenforceable or lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. For example, in June 2012, opposition proceedings were filed in the European Patent Office against InterMune’s European patent 2324831 B1, requesting that the patent be revoked on the basis that the invention is not patentable. While we intend to vigorously defend the patent and believe that the opposition lacks merit, we have no assurance regarding the outcome of this matter. Additionally, even if the validity of these patents were upheld in a patent challenge, a court may refuse to stop the other party from practicing the activity at issue on the ground that its activities are not covered by our patents. Any of these outcomes would limit our ability to exclusively market pirfenidone for the treatment in adults of mild to moderate IPF in the EU, and if approved for commercial use by the FDA, in the United States, as well as certain other countries where we have filed for patent protection. Furthermore, the recently enacted America Invents Act (AIA), which reformed certain patent laws in the U.S., may create additional uncertainty regarding patents. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.26 billion at September 30, 2013. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. Through June 2012, we generated revenue primarily through the sale of Actimmune; however, in June 2012, we divested all of our Actimmune assets. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, along with anticipated cash flows from our sales of Esbriet, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase. For example, we may decide to prioritize one or more product development efforts or other programs within or outside of IPF as a result of our implementing our strategic initiatives. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, delay or cease executing our three point strategic plan, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

Budget or cash constraints may force us to delay our efforts to develop certain products in favor of developing others, which may prevent us from meeting our stated timetables and commercializing those products as quickly as possible, or take certain cost saving efforts that could harm our financial results.

Because we have limited resources and research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate or we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs in order to allocate resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. For example, we may decide to delay, cease or forgo developing pirfenidone for a particular indication or a new potential product candidate, including our PANORAMA or LOTUSS trials or other discovery program, and allocate our resources solely to the commercialization of Esbriet for IPF. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

We initiated our commercial launch of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Italy, Ireland, Luxembourg, Norway, Sweden and the UK and we plan to initiate commercial launches in additional countries in the EU in the future. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Further, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

We have agreed to indemnify Roche and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement for our sale of our worldwide development and commercialization rights to danoprevir. In addition, we have agreed to indemnify Vidara and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement for the sale of our worldwide development and commercialization rights to Actimmune. If one or more of our representations and warranties were not true at the time we made them to Roche or Vidara, or if we fail to perform any of our other contractual obligations under an agreement, we would be in breach of the applicable asset purchase agreement. In the event of a breach or failure by us to perform, Roche or Vidara, as applicable, has the right to seek indemnification from us for damages suffered by either of them as a result of such breach. The amounts for which we could become liable may be significant.

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

As of September 30, 2013, we had 335 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2013, we had $18.4 million of outstanding indebtedness under our 2015 Notes, $120.8 million of outstanding indebtedness under our 2017 Notes and $155.3 million of outstanding indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of September 30, 2013, our remaining debt service obligation on our existing notes through December 31, 2013 is $1.5 million in cash. In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. We used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5 2015 Notes. Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. As a result of the repurchase of our 2015 Notes, our annual debt service obligation for 2013 is $8.8 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

We have filed registration statements covering the approximately 13.1 million shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance pursuant to our stock plans as of September 30, 2013.

The issuance of shares of our common stock issued in connection with the exercise of stock options, restricted stock units, under convertible or derivative instruments or otherwise would dilute the notional percentage ownership held by our security holders. In addition, we may issue a substantial number of shares of our common stock upon conversion of our outstanding notes.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value. Future fluctuations in our stock price may also impact the trading price of our outstanding notes and make them more difficult to resell.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended September 30, 2013, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $15.89 in August 2013 to a low of $7.85 in November 2012. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	08/23/2013	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.8	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	05/30/2013	3.1

4.1	Reference is made to Exhibits 3.1through 3.9.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1	Separation and Transition Agreement and General Release, dated July 31, 2013, by and between Registrant and Robin Steele.				X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterMune, Inc.

Date: November 1, 2013	By:	/s/ John C. Hodgman
John C. Hodgman
Executive Vice President of Finance Administration and Chief Financial Officer
(Principal Financial Office)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	02/18/2000	3.2

3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	08/03/2001	3.4

3.3	Amended and Restated Bylaws of Registrant.	8-K	03/24/2010	3.1

3.4	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	08/23/2013	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/14/2003	3.4

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	08/09/2004	3.5

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	09/04/2009	3.4

3.8	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	07/18/2001	4.3

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	05/30/2013	3.1

4.1	Reference is made to Exhibits 3.1through 3.9.

4.2	Specimen Common Stock Certificate.	S-1/A	03/22/2000	4.1

4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	06/24/2008	4.1

4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	09/19/2011	4.1

4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	09/19/2011	4.2

4.6	Second Supplemental Indenture, dated January 22, 2013, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	01/22/2013	4.2

10.1	Separation and Transition Agreement and General Release, dated July 31, 2013, by and between Registrant and Robin Steele.				X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.