Form 10-K
period 2013-12-31
INTERMUNE INC
filed 2014-02-24
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of June 28, 2013, the last business day of the registrant’s second fiscal quarter, the aggregate market value (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market) of the voting and non-voting stock held by non-affiliates of the registrant was $782,644,758, which excludes an aggregate of 531,348 shares of the registrant’s common stock held by affiliates as of such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of January 31, 2014, the number of outstanding shares of the registrant’s common stock was 89,716,970 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

INTERMUNE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.   BUSINESS

Forward-Looking Statements

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
•

the ability to achieve certain pricing and reimbursement levels for our product in various countries in the European Union, Canada and elsewhere, including our estimates of the number of patients who meet certain disease progression measures (e.g., forced vital capacity);

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
•

commercial launch preparations, including the timing of launches in the European Economic Area, or the EEA, and the implementation of the commercial infrastructure required for commercial launches in Europe and the United States;

•

the scope and enforceability of our intellectual property rights, including the anticipated durations of patent protection and marketing exclusivity in the European Union, United States and other jurisdictions, and including claims that we or our collaborators may infringe third-party intellectual property rights or otherwise be required to pay license fees and/or royalties under such third-party rights;

•	governmental regulation and approval;
•	requirement of additional funding to complete research and development and commercialize products;
•	liquidity and sufficiency of our cash resources;
•	future revenue, including those from product sales and collaborations, adequacy of revenue reserve levels, future expenses, future financial performance and trends;
•	the uses of our cash resources, including the proceeds from our registered underwritten public offerings in 2013;
•	our future research and development expenses and other expenses; and
•	our operational and legal risks.

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

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. In pulmonology, we are focused on therapies for the treatment of idiopathic pulmonary fibrosis (IPF), a progressive, irreversible, unpredictable and ultimately fatal lung disease. Pirfenidone, the only medicine approved for IPF anywhere in the world, is approved for marketing by InterMune in all 28 member countries of the European Union (EU) and Canada. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in various European countries, including key markets such as France, Italy and the UK. In addition, we launched in Canada in January 2013. Pirfenidone is not approved for sale in the United States but is currently in a Phase 3 clinical trial to support regulatory registration in the United States. Our research programs are focused on the discovery of targeted, small-molecule therapeutics and biomarkers to treat and monitor serious pulmonary and fibrotic diseases.

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

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.8 million, after deducting underwriting discounts and expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 for proceeds of $72.2 million. In November 2013, we completed a registered underwritten public offering of 7,475,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $91.5 million, after deducting underwriting discounts and expenses. We intend to use the remaining proceeds from these offerings to fund the commercialization of Esbriet and to advance our strategic plan, including the initiatives described below.

We were incorporated in California in 1998 and reincorporated in Delaware in 2000 in connection with our initial public offering. We have established wholly-owned subsidiaries in various countries, primarily to support our commercialization of Esbriet in Europe including subsidiaries in Austria, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the UK, as well as in Canada. Our worldwide corporate headquarters are in Brisbane, California and our European headquarters are in Muttenz, Switzerland.

Our total revenue and income (loss) from continuing operations for each of the years ended, and our total assets as of December 31, 2013, 2012 and 2011 are summarized in the following table:

	2013	2012(1)	2011(1)
	(in thousands)
Total revenue	$70,339	$26,174	$5,407
Net loss	(219,568)	(150,081)	(154,774)
Total assets	462,633	363,466	472,623

(1) Total revenue excludes amounts related to Actimmune product sales which have been reclassified to discontinued operations.

Esbriet® (pirfenidone)

Pirfenidone is an orally active, small molecule compound that has been developed for the treatment of IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in various European countries, including key markets such as France, Italy and the UK. In addition, we launched in Canada in January 2013. We continue to prepare for the commercial launch of Esbriet in other countries in Europe.

We have launched in 13 of our original 15 targeted European countries. We currently expect to provide an update on the pricing and reimbursement discussions on Esbriet in the remaining two of our initial 15 targets: Spain and the Netherlands in the first half of 2014.

Clinical Programs

Our ASCEND trial is intended to support regulatory registration of pirfenidone in the United States. The trial is a multinational, randomized, double-blind, placebo controlled Phase 3 trial of 555 patients designed to evaluate the safety and efficacy of Esbriet® (pirfenidone) in IPF patients with mild to moderate impairment in lung function. Patients were randomly assigned 1:1 to receive oral pirfenidone (2403 mg/day) or placebo. The primary endpoint is change in percent predicted forced vital capacity (FVC), with the primary outcome analysis a Rank ANCOVA at Week 52. The magnitude of effect will be presented on a categorical basis as the proportion of patients with decrements of FVC percent predicted less than 0% or greater than 10% at pre-specified study time points. The study was powered by estimating the treatment effect size of pirfenidone based on the results of the intent-to-treat analysis of the pooled results of the two previous CAPACITY Phase 3 studies.

Key secondary endpoints include change in six-minute walk test (6MWT) distance and progression-free survival, which will be based on the earliest of time to death, FVC decrement of 10% or greater, or decrement in 6MWT distance of 50 meters or more. Additional secondary endpoints in ASCEND include all-cause mortality and on-treatment IPF-related deaths (both evaluated independently in ASCEND as well as pooled with the previous CAPACITY data), and dyspnea. Based on the relatively low mortality rate in this patient population and the treatment effect on mortality seen in CAPACITY, ASCEND is not adequately powered for the mortality endpoint, even after pooling with CAPACITY data. However, if the treatment effect in ASCEND on mortality were more pronounced than that seen in CAPACITY, it may be possible pooling ASCEND and CAPACITY, to derive a favorable effect on mortality.

Relative to InterMune’s two previous studies of pirfenidone in IPF (CAPACITY), the entry criteria for ASCEND were refined to enrich the study population for patients who are more likely to experience decline in lung function during the study. This included modest changes to the eligibility criteria for FVC, DLco, FEV1/FVC ratio, and time since diagnosis. These changes may increase the likelihood of demonstrating significant findings on multiple endpoints in ASCEND. The median baseline percent predicted FVC of patients enrolled in ASCEND is 68% compared with 73% in CAPACITY.

During 2013, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical study, known as the PANORAMA trial, designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are currently being treated with Esbriet (pirfenidone). NAC is a pharmaceutical drug and nutritional supplement used primarily as a mucolytic agent and in the management of paracetamol/acetaminophen overdose. NAC is an antioxidant that has been used alone or in combination with other agents, including Esbriet, for the treatment of IPF. However, NAC is not approved for the treatment of IPF by any major regulatory agency and no controlled data currently exists regarding the safety and tolerability of Esbriet and NAC in combination. To characterize the safety and tolerability of NAC when prescribed in patients treated with Esbriet, we have initiated the PANORAMA trial. The PANORAMA trial is expected to enroll approximately 250 patients at approximately 70 centers in Europe with a treatment duration of six months. However, depending on the results of the PANTHER trial, a trial sponsored by the National Institutes of Health to evaluate NAC versus placebo in the treatment of IPF patients, we may modify or terminate our PANORAMA trial.

In addition, in 2013 we initiated the LOTUSS trial, a Phase 2, multinational, open-label, 16-week, randomized, parallel-group, safety and tolerability study of Esbriet (pirfenidone) in patients with systemic sclerosis-related interstitial lung disease (SSc-ILD). Systemic sclerosis (SSc), also known as scleroderma, is an autoimmune connective tissue disorder resulting in, among other features, excessive collagen production and tissue fibrosis. SSc is a multi-organ disease that can involve the lungs, skin, heart, gut and kidneys. Most affected patients are women and are between 30 to 50 years old at diagnosis. Lung involvement (SSc-ILD) eventually occurs in more than 70% of SSc patients, and is the leading cause of functional impairment as well as the leading cause of mortality in this population. There are currently no licensed pharmacological agents approved to treat SSc-ILD although some patients receive immunosuppressive drugs. Therefore, we believe SSc-ILD represents a significant unmet medical need. We have applied for orphan drug designation status for pirfenidone in the United States and the EU. We expect to enroll approximately 50 patients across approximately 20 sites in the United States, Canada and Italy.

Our Strategy

We recently refined our strategy to focus on steps to maintain the revenue growth and territorial expansion of Esbriet while also investing to become a leader in specialty fibrotic diseases. Our first priority remains the successful launch and commercialization of Esbriet for IPF, including planning and executing a successful US launch if Esbriet is approved in the United States. As our second priority, we believe we must invest in product innovation and new data generation to maximize growth of Esbriet in the treatment of IPF. Our third strategic priority is to grow beyond Esbriet and invest in internal development and business development to expand our pipeline into specialty fibrotic diseases outside of IPF.

This year, in addition to initiating our PANORAMA and LOTUSS clinical trials, we took a number of steps forward in executing this strategy as follows:

•	We made plans to increase the security and integrity of our Esbriet manufacturing supply chain to reduce the risk of interruption of supply and to prepare for a U.S. launch;
•	We undertook a program to investigate new dosage forms of pirfenidone and identify what innovations would be viewed as important improvements by IPF patients and treating physicians;
•

We advanced a drug discovery program to optimize the pirfenidone chemotype and explore the potential for developing a new drug with an improved efficacy, convenience and side effect profile relative to pirfenidone;

•

Our research team has continued to analyze our extensive collection of outcome-correlated-biosamples with a view to identifying biomarkers that correlate with disease progression, disease activity or treatment response. We believe that our sample collection may identify cellular components and pathways that can in future be targeted for therapeutic intervention;

•

We have advanced our internal drug discovery efforts in IPF, including the development of potent antagonists of the lysophosphatidic acid receptor 1 (LPA-1). The LPA-1 receptor is a G-protein coupled receptor (GPCR) identified as an important mediator of fibrosis;

Meanwhile, to support our commercialization efforts of Esbriet in Europe, we continued to invest in the establishment of a commercial infrastructure within Europe, and to increase our employee headcount in that region.

We are completing our pivotal Phase 3 clinical trial to evaluate pirfenidone in IPF, known as ASCEND, in an effort to support approval of pirfenidone for the treatment IPF in the United States. We achieved full enrollment with a total of 555 randomized patients in January 2013. The last patient completed the trial in early 2014, and we currently expect top-line results from ASCEND no later than early second quarter of 2014.

We remain committed to our three-point strategy of successfully commercializing Esbriet, continuing to innovate around Esbriet, and expanding our pipeline to generate innovative product candidates. There can be no assurance that we will achieve our strategic objectives or that any of the initiatives identified above will be successful. We will face challenges and may need to make difficult decisions about how best to manage and allocate our resources. Similarly, there can be no assurances that we will be able to fund all of our initiatives from our revenue or cash on hand, or that we will be able to raise the external capital that may be necessary to fund these initiatives.

Idiopathic Pulmonary Fibrosis (IPF)

IPF is a disease characterized by progressive scarring, or fibrosis, of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. The prognosis is poor for patients with IPF, which occurs primarily in persons 40 to 70 years old with a median survival time from diagnosis of two to five years. Published epidemiology studies suggest there is a range of between 62,000 and 82,000 IPF patients in the company’s 15 targeted European market countries. Our research suggests that there is a range of between 50,000 and 70,000 diagnosed cases of IPF in the United States. Approximately two-thirds of the affected patients are believed to have mild to moderate functional impairment. In the United States, it is believed that approximately 15,000 to 20,000 new IPF cases develop each year, with a similar rate of incidence in the EU. Pirfenidone is the only commercially approved drug for the treatment of mild to moderate IPF and is now approved in (i) the EU and Canada and is sold by us under the trade name Esbriet, (ii) Japan and is sold by Shionogi under the trade name Pirespa®, (iii) India and is sold by Cipla Ltd. under the trade name Pirfenex®, and (iv) China and is sold by Shanghai Genomics, Inc. under the trade name Etuary®.

Divesture of Assets

Sale of Actimmune®

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. Such divestiture was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, that we entered into with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company. For the year ended December 31, 2011, the sales of Actimmune accounted for the majority of our product revenue. For all periods presented, Actimmune revenues and expenses are reclassified within discontinued operations.

License, Collaboration and Other Agreements

Pirfenidone

Marnac, Inc./KDL GmbH (pirfenidone)

In November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we purchased, among other things, pirfenidone-related assets. Under the terms of the asset purchase agreements, we made payments of approximately $13.7 million and are required to make future milestone payments in connection with the continued development and regulatory approval of pirfenidone in certain countries. On February 28, 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. A future contingent payment of up to an additional $20.0 million is required to be made by us only if positive Phase 3 data and product approval in the United States are achieved. The asset purchase agreements do not affect the rights to pirfenidone in Japan, Korea and Taiwan, which rights are licensed by Marnac and KDL to Shionogi.

Shionogi Clinical Data License

In May 2004, we entered into an agreement with Shionogi which governs the exchange and use of certain documents and information relating to the parties’ respective clinical trials of pirfenidone. In February 2010, we entered into an amendment to such May 2004 agreement that gives us an option to exercise a license to obtain access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, or SP3. This license provides that we pay Shionogi a royalty on pirfenidone sales in a particular jurisdiction for a specified period of time in the event (i) we use the SP3 patient level data as “pivotal study data” (as defined in the license) in connection with a particular regulatory filing in such jurisdiction, and (ii) the regulatory authority grants marketing approval based on a filing that contains SP3 patient level data used as pivotal study data. We did not use SP3 patient level data as pivotal study data in our recently approved EU MAA. Similarly, we did not use SP3 patient level data as pivotal study data in our U.S. NDA, as indicated by the FDA in its Complete Response Letter relating to our U.S. NDA for pirfenidone to treat patients with IPF.

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

Manufacturing and Supply Arrangements

We enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates. This manufacturing strategy enables us to more efficiently direct financial resources to the development and commercialization of products rather than diverting resources to establishing a significant internal manufacturing infrastructure.

ACIC Fine Chemical, Inc. and Signa C.V. (pirfenidone)

In January 2009, we entered into a definitive supply agreement with Signa and ACIC for the clinical and commercial supply of the API for pirfenidone. The supply agreement generally provides for the exclusive supply by Signa and ACIC and the exclusive purchase (except in certain limited circumstances) by us of the API for pirfenidone with respect to the territories where we hold exclusive rights to pirfenidone. Under the terms of this supply agreement, we are not required to make minimum annual purchases. The pirfenidone API will be purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 17, 2008 and will continue for the longer of (i) 10 years thereafter or (ii) seven years from the date of approval of a finished product containing the API for pirfenidone. If Signa and ACIC are not able to supply all of our requirements for the API for pirfenidone, we may purchase the API from a second source third-party supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder or in the event the manufacture, use, sale or importation of the API is found to be infringing of a third-party’s intellectual property rights and such third-party is unwilling to provide either Signa and ACIC or us with a license. In addition, we have the right to terminate the supply agreement in the event it is not commercially reasonable for us to sell or purchase the API or a finished product containing the API. In light of our receipt of marketing authorization of Esbriet in the EU, we have assigned this agreement to InterMune International AG, our wholly-owned subsidiary and European headquarters located in Muttenz, Switzerland.

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

Pirfenidone

The composition of matter patents for pirfenidone expired in the 1990’s. In 2002, we licensed from Marnac and its co-licensor KDL certain worldwide rights, excluding Japan, Korea and Taiwan, to develop and commercialize pirfenidone for all fibrotic diseases, including renal, liver and pulmonary fibrosis covered by certain of their use patents. Effective November 21, 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated the prior license agreement by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement. Among the patents we purchased under the asset purchase agreements are U.S. Patent Nos. 5,310,562; 5,962,478; 6,090,822, 6,300,349 and related foreign equivalents. Given that U.S. Patent No. 5,310,562 expired in 2011, we will not be able to use this patent to block others from marketing pirfenidone for the treatment of fibrotic disorders in the United States, except to the extent we are able to secure additional intellectual property in connection with novel treatment methods. We also own the European counterpart of U.S. Patent Nos. 5,962,478 and 6,300,349, validated in Germany and the United Kingdom, and have sought extended patent protection for Esbriet through 2021 by filing applications for a Supplemental Patent Certificate in these countries. In addition to the patents we acquired from Marnac and KDL, we have been pursuing additional pirfenidone-related intellectual property including patent rights relating to the safe and effective use of pirfenidone based upon observations from our extensive clinical development of pirfenidone. We currently have five additional patents granted in the EU covering the safe and/or efficacious administration of pirfenidone to IPF patients, as well as 16 issued patents in the United States covering the formulation or uses of pirfenidone. These patents have expiration dates between 2026 and 2030, and we currently anticipate that these patents will provide us with additional market exclusivity in the EU following the expiration of orphan drug status in 2021. We will only enjoy market exclusivity for a particular indication in countries in which we have (i) regulatory exclusivity such as orphan drug status or new chemical entity data exclusivity, or (ii) patent protection. For a description of certain intellectual property issues relating to the intellectual property we acquired and the other intellectual property we are pursuing, please see “Item 1A. Risk Factors-Following expiration of orphan drug designation in the EU, and if approved for commercial use by the FDA, in the United States, our current intellectual property portfolio may not be sufficient to protect the continued exclusivity of pirfenidone for the treatment in adults of mild to moderate IPF” below.

Commercial Operations

Esbriet® (pirfenidone)

To support our commercialization efforts of Esbriet in Europe and Canada, we have invested significantly and continue to invest in the establishment of a commercial infrastructure within these regions. As of December 31, 2013 we had a total of 170 employees in various offices located in Europe and 21 employees located in Canada. Esbriet is sold primarily through distributors to hospitals and pharmacies.

Pirfenidone is the only approved therapy in the world for the treatment of IPF. In 2011, we received marketing authorization for pirfenidone in the EU for use in adults for the treatment of mild to moderate IPF. In the succeeding ten quarters we have successfully concluded pricing negotiations with reimbursement authorities in 13 European countries. In each country we initiated commercial sales following the successful conclusion of these negotiations.

In anticipation of the ASCEND read out, the company is also investing both in pre-launch activities, such as disease education, as well as in infrastructure build out including medical affairs, marketing and commercial support functions to support the U.S. commercialization of pirfenidone.

The following table summarizes our historical commercial launches by year:

Year of Commercial Launch
2011	2012	2013
Germany	Denmark	Belgium
	Norway	Canada
	Luxembourg	Finland
	Austria	Ireland
	Iceland	Italy
	Sweden	United Kingdom
France

We continue to prepare for the commercial launch of Esbriet in additional countries in the EU. With respect to Spain, considering a Royal Decree introduced in 2012 affecting health care expenditures and pharmaceuticals and the continuing economic challenges of the country, we currently anticipate being able to provide an update regarding pricing and reimbursement of Esbriet in the first half of 2014.

In October 2012, we received marketing authorization from Health Canada for pirfenidone for use in adults for the treatment of mild to moderate IPF. We have successfully launched Esbriet in Canada in the private market segment which represents 30% of the overall IPF market in Canada. We are working with the public payer system in Canada to secure reimbursement and anticipate being able to provide an update in the second half of 2014.

Competition

There is currently no FDA approved therapy available for the treatment of IPF, however, we are currently conducting an additional Phase 3 clinical trial in IPF known as ASCEND that we anticipate will support approval of pirfenidone to treat IPF in the United States. We believe that the primary competition for pirfenidone in the EU, Canada and in the U.S (if pirfenidone is approved by the FDA for the treatment of IPF) will initially consist of off-label use of products that are approved for other indications including corticosteroids and N-acetylcysteine (NAC), and possibly newly approved agents for the treatment of IPF. The competitive landscape for new IPF products has seen numerous failures but continues to evolve.

In late 2011, a placebo-controlled study conducted by the NHLBI comparing corticosteroids, NAC (N-acetylcysteine) (a generic drug) and azathioprine (triple therapy) to NAC alone stopped the triple therapy arm of the study due to toxicity. The remaining arm of this trial known as the PANTHER trial, studying NAC- alone versus placebo has completed its enrollment and results are projected to be publically available in the first half of 2014. Boehringer Ingelheim has published phase 2 data for BIBF-1120 (nintedanib), a tyrosine-kinase inhibitor that is being studied to treat several types of cancer and has showed potential efficacy in IPF. Patient enrollment in its two Phase 3 trials for BIBF-1120 in IPF (INPULSIS) is complete and results are projected to be publically available in the first half of 2014. In January 2009, Gilead Sciences, Inc. (Gilead) initiated a Phase 3 clinical study of ambrisentan for the treatment of IPF that was halted in December 2010 due to lack of efficacy. In December 2010, Gilead acquired Arresto Biosciences (Arresto) thereby gaining access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, now called simtuzumab and currently in Phase 2 clinical development for the treatment of IPF. Furthermore, there are other products in various stages of phase 2 development for IPF, including BMS-986020 (Bristol Myers Squibb, aquirer of Amira), FG-3019 (Fibrogen), lebrikizumab (Genentech/Roche), STX-100 (Biogen, acquirer of Stromedix), and tralokinumab (MedImmune/AstraZeneca).

Total Revenue by Geographic Region

Our total revenue by region for the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013	2012(1)	2011(1)
	(in thousands)
North America	$5,928	$-	$2,629
Europe	64,411	26,174	2,778
Total	$70,339	$26,174	$5,407

(1) Total revenue excludes amounts related to Actimmune product sales which have been reclassified to discontinued operations.

Medical Affairs

We have Medical Affairs personnel in the Unites States, Europe and Canada that maintain and provide current, scientific-based information about Esbriet and pulmonology in general for the benefit of heath care providers, patients and caregivers, as well as our employees. Our Medical Affairs team also supports medical education, medical information and our publication efforts.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. The European Medicines Agency, or EMA, is a centralized body of the EU whose main responsibility is the protection and promotion of public health through the evaluation and supervision of medicines for human use. The EMA coordinates the evaluation and supervision of medicinal products, including our product Esbriet, throughout the 28 EU member states in a network of 34 national competent authorities in the EU and EEA. With respect to Canada, Health Canada’s Therapeutic Products Directorate (TPD) is the national authority that regulates, evaluates and monitors the safety, efficacy, and quality of therapeutic and diagnostic products available to Canadians.

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

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a Biologics License Application (BLA), New Drug Application (NDA), or as part of a BLA or NDA supplement for approval as a treatment for a new disease if the product is already approved for a disease. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has ten (10) months in which to complete its initial review of a standard new molecular entity (NME) application and respond to the applicant, and six (6) months for a priority NME application. The FDA does not always meet its PDUFA goal dates, and in certain circumstances the PDUFA goal date may be extended. The FDA may not act quickly or favorably in reviewing applications, and we may encounter significant difficulties or costs in any efforts to obtain FDA approvals, which could delay or preclude us from marketing our product candidates. The FDA may deny approval of a BLA, NDA or BLA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the BLA, NDA or BLA or NDA supplement does not satisfy the criteria for approval.

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

Post-Approval Regulation

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

The holder of an EU marketing authorization for a medicinal product must also comply with the EU’s revised pharmacovigilance legislation adopted in 2010, which entered into force in mid-2012 and entails many new and revised requirements for conducting pharmacovigilance, as well as the codification of various existing requirements previously set out in guidance. EU regulators now can, for example, require post-authorization efficacy studies at the time of approval of a medicinal product or afterwards, and require additional monitoring of products placed on the EU market. Compliance with the pharmacovigilance requirements, as well as the requirements of the EU Paediatric Regulation, is subject to the EU Penalties Regulation, which enables the European Commission to impose financial penalties on central marketing authorization holders for violation of specific pharmacovigilance and pediatric requirements. National marketing authorization holders may be subject to civil, criminal or administrative sanctions in case of non-compliance with the EU requirements applicable to the manufacturing and marketing of medicinal products.

Our international business activities face a variety of additional legal and compliance requirements. For example, our interactions with health care professionals are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We are also subject to applicable anti-bribery laws in the countries in which we operate, such as the U.K. Bribery Act of 2010, or the UK Bribery Act, which became effective on July 1, 2011. The UK Bribery Act prohibits companies which do business with the United Kingdom and their employees and representatives from giving, offering, or promising bribes to any person, including non-UK government officials, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies may be held liable for failing to prevent employees and persons associated with the company from violating the Act. Other countries in which we operate have enacted similar laws. We have ongoing efforts that are designed to ensure our compliance with these laws, including training, policies, procedures, and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Any violation of these laws may result in civil and criminal penalties, and could have a material adverse impact on our business.

We are subject to laws and regulations of the EU and of member states of the EU relating to the prohibition of anti-competitive agreements and the abuse of a dominant position. We are subject to similar laws and regulations of countries, outside the EU, where we do business. Failure to comply with competition laws could lead to enforcement actions by the European Commission or other competition agencies and significant penalties against us, which, in some cases, can be up to 10 per cent of our worldwide turnover.

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

Pharmaceutical Pricing and Reimbursement

In both U.S. and non-U.S. markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly examining the cost effectiveness of specialty products, in addition to their safety and efficacy. We will need to develop a value proposition for third-party payors to demonstrate the clinical value and potential cost effectiveness of a product. Even with clinical data, our third-party payors may not provide coverage, or may delay coverage, for our products or any of our product candidates that we commercialize, in whole or in part. At the least, we will need to be prepared for the barriers that third-party payors may put in place to limit access to product.

While we do not currently have any products approved for sale in the U.S. market, we expect that there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products in the U.S. profitably.

Outside of the United States, political, economic and regulatory developments are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continues to exist. Despite the recent reduction in the mandatory national discount in Germany, effective as of January 1, 2014, we expect in various European countries to be subject to continuous cost-cutting measures, such as lower maximum prices, budget caps, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. In certain EU Member States, reimbursement is provided for unauthorized products provided through national named patient or compassionate use programs. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or are terminated. In other EU Member States, authorization and reimbursement policies may also delay commercialization of our products, or may adversely affect our ability to sell our products on a profitable basis.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could have a material adverse effect on our ability to operate profitably in the EU.

Finally, our current pricing and reimbursement will be likely reviewed in a number of countries after the results of the ASCEND trial, as well as the possible publication of data of other products currently being developed for the therapy of IPF. Depending on the outcome of ASCEND or clinical studies conducted by other companies – and especially in case of a negative result in the primary endpoint of the ASCEND trial – a downward revision of Esbriet pricing and reimbursement conditions may occur, with the possibility of a complete de-reimbursement of the product in certain countries and/or for certain patients.

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

Freedom of Information Requests

We are also subject both in the U.S. and ex-U.S. to various regulatory schemes regarding freedom of information requests. For example, in September 2012, we were notified by the EMA that we had received a request in accordance with Regulation 1049/2001/EC regarding public access to documents held by institutions of the EU, for important aspects of our Esbriet MAA. We subsequently learned from EMA that the requestor of this information is a potential competitor with an ongoing Phase 3 clinical trial in IPF. In October 2012, we lodged an objection with EMA objecting to the disclosure of non-public commercially sensitive information contained in our MAA. In January 2013, the EMA rejected our objections. In February 2013, we filed an application with the General Court of the EU, challenging the decision of the EMA to disclose the information contained in our MAA that we consider commercially confidential and seeking an interim injunction preventing disclosure of the contested information prior to determination of the main action. The President of the General Court of the EU granted the application for injunctive relief. However EMA appealed that decision and, after a subsequent oral hearing at the CJEU, the issue was referred back to the General Court of the EU for reconsideration. A further decision from the General Court in relation to InterMune’s application for an interim injunction is expected shortly, with a trial in the main action anticipated before the end of 2014. There can be no assurance that we will be successful in our application to challenge the decision of the EMA or that we won’t in the future receive similar requests in the EU or domestically.

Research and Development

Our research and development expenses were $113.5 million, $106.6 million and $75.0 million for the years ended December 31, 2013, 2012 and 2011.

Facilities

All of our facilities and long-lived assets are located in the United States, Europe and Canada. Our facilities in the United States currently consist of approximately 71,000 square feet of office space located at our headquarters at 3280 and 3260 Bayshore Boulevard, Brisbane, California. In July 2010, we entered into an extended lease agreement on our current facility for an additional term that expires in April 2016. We also currently maintain offices located in Muttenz, Switzerland, our European headquarters; Berlin, Germany; Milan, Italy; Paris, France; London, England; Madrid, Spain; Stockholm, Sweden; Vienna, Austria; Utrecht, the Netherlands; and Ontario, Canada. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate expansion of our operations, in the U.S., Europe and Canada.

Employees

As of December 31, 2013, we had 353 full-time employees, 162 in the U.S. and 191 internationally. Of the total, 97 were in research and development and 256 in selling, general and administration. We believe that we have good relationships with our employees.

Available Information

We file electronically with the United States Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available on our website at http://www.intermune.com, free of charge, copies of these reports after filing these reports with, or furnishing them to, the SEC. You can also request copies of such documents by contacting our Investor Relations department at (415) 466-2228 or by sending an e-mail to ir@intermune.com.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our governance guidelines, board committee charters, and code of conduct, is also available on our Company website under the heading “Corporate Compliance and Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Executive Officers of the Registrant

The following table provides information regarding our executive officers and key employees as of February 15, 2014:

Name	Age	Title
Daniel G. Welch	56	Chairman, Chief Executive Officer and President
Paul D. Arata	59	Executive Vice President, Human Resources and Administration
Giacomo Di Nepi	60	Executive Vice President and Managing Director, Europe
John C. Hodgman	59	Executive Vice President of Finance and Chief Financial Officer
Jonathan A. Leff, M.D.	56	Executive Vice President, Research and Development
Sean P. Nolan	46	Executive Vice President and Chief Business Officer
Andrew Powell, Esq.	56	Executive Vice President, General Counsel and Corporate Secretary

Daniel G. Welch. Mr. Welch has served as Chairman, Chief Executive Officer and President of the Company since May 2008, and as President and Chief Executive Officer of the Company and a member of the Board since September 2003. From August 2002 to January 2003, Mr. Welch served as Chairman and Chief Executive Officer of Triangle Pharmaceuticals, Inc., a pharmaceutical company. From October 2000 to June 2002, Mr. Welch served as president of the pharmaceutical division of Elan Corporation, PLC (acquired by Perrigo). From September 1987 to August 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo (now Sanofi) and its predecessor companies Sanofi and Sterling Winthrop. During his time at Sanofi, he led the successful worldwide launches of Plavix®, Eloxatin® and Avapro® as Vice President of Worldwide Marketing and he served as COO of the U.S. business. From November 1980 to September 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply. Mr. Welch currently serves on the boards of directors of Seattle Genetics and Hyperion Therapeutics and also serves on the Board of Directors of a private company. Mr. Welch holds a B.S. from the University of Miami and an M.B.A. from the University of North Carolina.

Paul D. Arata. Mr. Arata was named Executive Vice President, Human Resources and Administration in March 2013, after serving as Senior Vice President, Human Resources and Administration since joining the company in July 2012. Mr. Arata previously held human resources and administrative positions at a number of biotechnology, financial services and technology companies. Most recently he held the position of Senior Vice President Human Resources and Administration at Celera Corporation, a Quest Diagnostics Company. Prior to taking the lead HR position at Celera, Mr. Arata held the position of Vice President Human Resources and Site Services for Applera Corporation (Applied Biosystems and Celera). Prior to joining Applera, Mr. Arata held various human resources, administrative and management roles with Charles Schwab & Co., SBC Communications Inc. and Pacific Telesis Group. Mr. Arata holds a B.S. degree from Saint Mary’s College.

Giacomo Di Nepi. Mr. Di Nepi was named Executive Vice President and Managing Director, Europe in March 2013, after serving as Senior Vice President and Managing Director, Europe since joining the company in October 2009. Previously, he served as a consultant to InterMune on European commercial strategy. From 2006 to 2008, Mr. Di Nepi was CEO of Takeda Pharmaceuticals, Europe, based in London, with responsibility for Takeda’s European business, its geographic expansion and the setup of its newly formed European Headquarters. Between 1996 and 2006, he was with Novartis in Europe and the United States, most recently in Switzerland as Global Head of the Transplantation, Immunology and Infectious Diseases Business Unit, with direct responsibility from Development to Sales. He previously served as CEO of Novartis Italy and in Marketing and Sales roles in the U.S. subsidiary. From 1980 to 1996, Mr. Di Nepi was a Partner with McKinsey & Co. and was responsible for the Italian and a Core Member of the Global Pharmaceutical Practice. He served as Vice President of Farmindustria, the Italian Industry Association, and a member of the EFPIA Heads of Europe Committee. Mr. Di Nepi holds a degree in Economics from Bocconi University, Milan, Italy and an MBA from INSEAD, Fontainebleau, France.

John C. Hodgman. Mr. Hodgman has served as InterMune’s Executive Vice President and Chief Financial Officer since March 2013, after serving as Senior Vice President and Chief Financial Officer since joining the company in 2006. Mr. Hodgman previously held senior leadership positions at a number of biotechnology and technology companies. In 2005, he was President and Chief Executive Officer of Aerogen, Inc. where he directed the company’s merger with Nektar Corporation. From 1998 to 2005, he served as Chairman, President and CEO of Cygnus, Inc., where he led commercialization of the first FDA-approved, non-invasive continuous glucose monitoring system for patients with diabetes. Mr. Hodgman also served as Vice President of Finance and Chief Financial Officer of Cygnus from 1994 to 1998, in addition to serving as President of Cygnus’ Diagnostic Division. He previously served as Vice President of Operations and Finance, Chief Financial Officer of Central Point Software, Inc.; Vice President of Finance and Administration, Chief Financial Officer of Ateq Corporation; and as a management consultant for Price Waterhouse. He currently serves on the boards of a number of publicly and privately held biotechnology and technology companies. Mr. Hodgman holds a B.S. from Brigham Young University and an M.B.A. from the University of Utah.

Jonathan A. Leff. Dr. Leff has served as InterMune’s Executive Vice President, Research and Development since February 2012. Prior to InterMune he served as Chief Medical Officer from February 2011 at KaloBios Pharmaceuticals, Inc., a biotechnology company, and previously served as Vice President and Chief Medical Officer at Halozyme Therapeutics, Inc. Prior to joining Halozyme in 2009, he was Vice President and Global Head of Inflammation Clinical Development at Roche, where he managed the worldwide clinical development programs for MabThera®/Rituxan®, ocrelizumab, and Actemra®. From 2002 to 2007, Dr. Leff held various positions at Amgen, including Vice President, North American Medical Affairs, where he led the medical affairs department consisting of 500 professionals, and was responsible for oversight of post-registration studies in multiple therapeutic areas. From 1994 to 2002, Dr. Leff served at Merck, where he performed Phase 1-4 clinical studies of Singulair®. From 1984 to 1994, he trained and served in various positions at the University of Colorado, Denver, including director of the Outpatient Pulmonary Clinic. Dr. Leff holds a bachelor’s degree in Chemistry from the University of Pennsylvania, and received his M.D. from the University of Pennsylvania School of Medicine.

Sean P. Nolan. Mr. Nolan has served as InterMune’s Executive Vice President and Chief Business Officer since joining the company in February 2013. Prior to joining InterMune, Mr. Nolan served as Vice President and Chief Commercial Officer at Reata Pharmaceuticals Inc., from August 2011 to December 2012. Previously, starting in 2004, he served as Vice President, Marketing and Sales Operations at Ovation Pharmaceuticals. In 2009, Ovation was acquired by the Danish pharmaceutical company H. Lundbeck. After leading the integration of Ovation, Mr. Nolan served as Chief Commercial Officer and then President of the newly created U.S. entity of Lundbeck, from April 2009 to October 2010. Mr. Nolan holds a B.A. in Biology from John Carroll University.

Andrew Powell, Esq. Mr. Powell has served as InterMune’s Executive Vice President, General Counsel and Secretary of InterMune since September 2013. Mr. Powell most recently served as Executive Vice President, General Counsel and Secretary at Cornerstone Therapeutics from November 2009 to August 2013. Mr. Powell previously served as Senior Vice President and General Counsel at ImClone Systems (now Eli Lilly), from July 2008 to January 2009 and as General Counsel at Collagenex Pharmaceuticals, a dermatology company, from September 2004 to June 2008. Mr. Powell previously held various positions at Baxter, a healthcare company from 1989 to August 2004. Mr. Powell holds a B.A. from the University of North Carolina at Chapel Hill and a J.D. from Stanford Law School.

ITEM 1A.   RISK FACTORS

An investment in our common stock is risky. Stockholders and potential purchasers of shares of our stock should carefully consider the following risk factors in addition to other information and risk factors in this Annual Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of InterMune. We are relying upon the safe harbor for all forward-looking statements in this Annual Report, and any such statements made by or on behalf of InterMune are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Annual Report.

Risks Related to Our Dependence on Pirfenidone

We are dependent on the commercial success of Esbriet (pirfenidone) for the treatment of IPF in the European Union, other European countries and Canada, and on the regulatory approval of pirfenidone for the treatment of IPF in the United States, which may never occur.

In February 2011, we were granted marketing authorization to commercialize Esbriet (pirfenidone) in the European Economic Area, which is comprised of the 28 Member States of the European Union plus Norway, Iceland, and Liechtenstein, for the treatment of adults with mild to moderate IPF. We have since launched the product in various European countries plus Canada. Pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA. On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to our only other commercial product, Actimmune.

Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success depends on the continued commercialization of Esbriet in the EEA, and on obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States. If our pirfenidone product is approved by the FDA, our future success will depend on our successful commercialization of pirfenidone in the United States together with continued commercialization of Esbriet in the EEA.

We may not succeed in our ongoing commercial efforts in the EEA, or, if pirfenidone is approved by the FDA, in our efforts to commercialize pirfenidone in the United States. We may experience delays in receiving, or may never receive, regulatory approval to market and sell pirfenidone in the United States. We may experience delays and unforeseen difficulties in the commercialization of Esbriet in one or more of the EEA member states. We could also experience significant competition in both the EEA and the United States, which could negatively affect our commercialization efforts.

If we also fail to develop future product candidates for the reasons stated in “Risks Related to the Development of Our Products and Product Candidates,” we will continue to be dependent on the successful commercialization of pirfenidone.

If we do not successfully commercialize Esbriet in the EEA and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF and subsequently successfully commercialize pifenidone in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed.

The results of our ASCEND Phase 3 clinical trial may fail to demonstrate to the FDA sufficient efficacy of pirfenidone to permit approval by the FDA and may have a negative effect on sales of Esbriet in the EEA.

In November 2009, we submitted a new drug application, or NDA, to the FDA seeking approval of pirfenidone for IPF. Following submission of the NDA, the FDA convened an Advisory Committee to review the application and make a recommendation regarding approval. Although the Advisory Committee recommended approval of pirfenidone to reduce decline in lung function in patients with IPF, the FDA issued us a Complete Response Letter on May 4, 2010, requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. Our NDA was supported by our CAPACITY 1 and CAPACITY 2 trials, which were designed using forced vital capacity, or FVC, as the primary endpoint, as opposed to mortality, even though the FDA had advised us that mortality would be the ideal endpoint and that the FDA was uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone based on FVC change. We met the primary endpoint of FVC change with statistical significance in our CAPACITY 2 trial but not in our CAPACITY 1 trial. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 supports the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view, issued a Complete Response Letter, and requested additional efficacy data.

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States, and we initiated an additional Phase 3 clinical trial known as the ASCEND trial during the second quarter of 2011. In January 2013, we completed enrollment in the ASCEND trial and in January 2014 the last patient out completed treatment in the trial. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial is a 52 week trial with forced vital capacity, or FVC, as the primary endpoint. Key secondary endpoints include change in six-minute walk test (6MWT) distance and progression-free survival, which will be based on the earliest of time to death, FVC decrement of 10% or greater, or decrement in 6MWT distance of 50 meters or more. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 weeks) if designed with a FVC endpoint. While the FDA indicated that a 52 week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Additional secondary endpoints in ASCEND do include all-cause mortality and on-treatment IPF-related deaths (both evaluated independently in ASCEND as well as pooled with the previous CAPACITY data), and dyspnea. However, based on the relatively low mortality rate in this patient population and the treatment effect on mortality seen in CAPACITY, ASCEND is not powered for the mortality endpoint, even after pooling with CAPACITY data. Although it may be possible to derive a favorable effect on mortality by pooling ASCEND and CAPACITY in the event the treatment effect in ASCEND on mortality is more pronounced than that seen in CAPACITY, since the trial is not powered for the mortality endpoint, we may not be able to demonstrate a treatment effect on mortality by pooling data from ASCEND with CAPACITY.

Whether data from our ASCEND trial when combined with the data from our CAPACITY trials will be sufficient to demonstrate an effect on mortality and/or to obtain FDA approval of pirfenidone for the treatment of IPF will depend on the results from the trial and be the subject of review by the FDA at the time of our anticipated NDA resubmission. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to sell Esbriet in the United States. Further, the publicity of a negative or inconclusive outcome in the ASCEND trial or a negative regulatory outcome by the FDA for pirfenidone may negatively affect the sales of Esbriet in the EU and/or may be considered by EU regulatory agencies when assessing reimbursement for Esbriet, which may lead to a reduction in the amount of reimbursement amounts in certain countries. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EU. Because of our dependence on the commercial success of Esbriet in the EU, a negative or inconclusive outcome in the ASCEND trial or a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects, including, but not limited to, negatively impacting the pricing and reimbursement guidelines for Esbriet in one or more countries in the EU and thereby negatively impacting Esbriet revenue and our financial results. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the EEA is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA, which levels may vary and may fall well below our current expectations.

We currently have agreed pricing and /or reimbursement levels for Esbriet in Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Italy, Ireland, Luxembourg, Norway, Sweden, the UK and Canada. We have developed estimates of anticipated pricing in other countries, including in the United States, if pirfenidone is approved for sale. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing of therapies with a similar product profile, such as treatments for pulmonary hypertension.

Due to efforts to provide for containment of health care costs, the reimbursement institutions in the countries in which we seek approval for sale of Esbriet may not agree to our estimated level of pricing and reimbursement. Various countries that have approved Esbriet have mechanisms that may result in a reduction in our estimated level of governmental pricing and reimbursement. Furthermore, in various countries in the EEA, we may be subject to additional negotiated and confidential governmental clauses and/or discounts which, while customary and routine for reimbursed drugs in these countries, may also adversely impact our realized Esbriet price.

For example, in Germany pricing is subject to the rules of the German Act on the Reform of the Market for Medicinal Products (AMNOG) which provide terms that an orphan drug must be re-evaluated following the drug’s costs to the German health system of 50 million Euros inclusive of VAT and before rebate deduction in any 12-month period. Therefore, upon reaching that sales level, we will be required to submit a full Esbriet dossier to the G-BA and pass through the whole AMNOG process. This may require a new pricing agreement between InterMune and the SpiKK, that may result in a lower price than today’s negotiated price. The current price agreement between SpiKK and InterMune is valid until September 15.2014, upon that time point, both parties can terminate that contract and start new negotiations, which may end up in an additional rebate for Esbriet.

Similarly, in France, IPF is currently in the category of Affections de Longue Durée, or ALD’s (Long Term Diseases) which qualifies Esbriet for a certain level of reimbursement. However, the Transparency Commission of the French National Health Authority, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, may revise the criteria by which it defines ALD’s and IPF may not qualify as an ALD. In such case, IPF patients may not be fully reimbursed for the use of Esbriet for the treatment of IPF which may lead to decreased Esbriet utilization and negatively impact our ability to generate revenue from Esbriet sales in France.

In Italy, the Board of the Italian Drug Agency (AIFA) approved the pricing and reimbursement conditions for Esbriet under a risk-sharing arrangement, pursuant to which patients’ forced vital capacity (FVC) will be measured at six months after initiation of Esbriet therapy. Patients whose percent predicted FVC declines in absolute terms by 10 percent or more during the first six-month treatment period will not be eligible for reimbursement and their cost of therapy during their treatment period will be credited to the National Health Care System. We expect that between 10% and 15% of patients that initiate therapy will have such an FVC decline.

In England and Wales, the National Institute for Health and Clinical Excellence, or NICE, Appraisal Committee recommended pirfenidone as an option for treating IPF patients whose forced vital capacity (FVC) is between 50% and 80% of predicted at the initiation of therapy, but recommended that treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression, as defined by a decline in percentage predicted FVC of 10% or more within any 12-month period. Based on clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period.

An unfavorable outcome following the pricing and reimbursement review period in any country may result in lower than expected pricing and reimbursement guidelines in such country, as well as in other countries that reference their pricing to that country. This would adversely impact the anticipated revenue from Esbriet.

Expansion of our commercial infrastructure is a significant undertaking that requires substantial financial and managerial resources, and we may encounter delays or may not be successful in our efforts.

An unfavorable outcome following the pricing and reimbursement review period in any country may result in lower than expected pricing and reimbursement guidelines in such country, as well as in other countries that reference their pricing to that country. In addition, a negative or inconclusive outcome in the ASCEND trial or a negative regulatory outcome by the FDA could materially and adversely impact the pricing and reimbursement guidelines for Esbriet in any country in the EU and thereby negatively impacting Esbriet revenue from such country. This would adversely impact the anticipated revenue from Esbriet.

Additionally, we may encounter unforeseen delays in establishing our commercial operations, which may further increase the cost of, and the resources required for, successful commercialization. Given our limited commercial history, we do not have significant experience in a commercial launch of this size and may therefore be unsuccessful.

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

Market acceptance of and demand for our products and product candidates, including Esbriet in the EEA, will depend on many factors, including but not limited to:

—	cost of treatment;
—	pricing and availability of alternative products;
—	our ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;
—	perceived efficacy and safety relative to other available therapies;
—	shifts in the medical community to new treatment paradigms or standards of care;
—	relative convenience and ease of administration; and
—	prevalence and severity of adverse side effects associated with treatment.

We are in the early stages of Esbriet commercialization in most of the countries in Europe and Canada and we are still developing information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, and/or reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EEA is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA, which levels may vary and may fall significantly below our current expectations.”

Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by Esbriet could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities where we have not currently obtained approval. To date, patients treated with Esbriet have experienced some drug-related side effects. Additionally, if we or others later identify undesirable side effects caused by Esbriet, a number of potentially significant negative consequences could result, including:

—	regulatory authorities may withdraw approvals of such product;
—	regulatory authorities may order product recalls;
—	regulatory authorities may require additional warnings on the label;
—	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
—	we could be sued and held liable for harm caused to patients; and;
—	our reputation may suffer.

A high and unacceptable severity and prevalence of side effects could also result in the suspension or termination of any ongoing clinical trials, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences could prevent us from achieving or maintaining market acceptance of Esbriet where authorized for marketing or obtaining regulatory approval in the United States, and may harm our business, financial condition and prospects significantly.

Pirfenidone or any future products may cause undesirable side effects that could limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, including withdrawal of regulatory approval.

If pirfenidone or any future products which receive marketing approval are later found to cause undesirable side effects, we could face one or more of the following:

—	a change in the labeling statements or withdrawal of regulatory approval of the product;
—	a recall of the product or change in the way the product is administered to patients;
—	additional restrictions on the marketing or the manufacturing processes for the product or any component thereof;
—	fines, injunctions or the imposition of civil or criminal penalties;
—	the need to conduct additional clinical trials;
—	we could be sued and held liable for harm caused to patients;
—	the product may become less competitive; or
—	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from its sale. If such side effects are found to be serious, we may be unable to sell pirfenidone or such other product, and may be forced to modify, delay, or discontinue our operations, which could materially diminish the value of your investment.

The pricing and profitability of our products may be subject to control by the government and other third-party payors, and if these entities do not provide coverage reimbursement patients for Esbriet or our other current or future products, our revenue and prospects for profitability will suffer.

The pricing and profitability of our products may be subject to control by governmental and other third-party payors. In addition, in many foreign markets, the pricing and/or profitability of prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls, such as those imposed in recent years. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, and addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products; (ii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and (iii) enacts a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other significant legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

In addition to legislation and controls impacting pricing pressures in healthcare, our ability to successfully commercialize Esbriet or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available at all or in part from:

—	private health insurers, including managed care organizations;
—	governmental payors, such as state-run payors in the EU and Canada, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and
—	other third-party payors.

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EEA is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA, which levels may vary and may fall well below our current expectations.”

The activities of competitive drug companies, or others, may limit our revenue potential from our product and product candidates or render them obsolete.

Our commercial opportunities will be reduced or eliminated if our competitors develop or market products that, compared to our products or product candidates:

—	are more effective;
—	receive broader claims in their labels;
—	have fewer or less severe adverse side effects;
—	are better tolerated;
—	have better patient compliance;
—	receive better reimbursement terms;
—	are more accepted by physicians;
—	are more adaptable to various modes of dosing;
—	have better distribution channels;
—	are easier to administer; or
—	are less expensive, including but not limited to a generic version of pirfenidone.

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EEA and, if approved by the FDA in the U.S., with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EEA and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has certain formulation and method of use patents that protect it, but it has no composition of matter patent protection. Unless we have (i) Orphan Drug designation and enjoy the associated marketing exclusivity, (ii) other market or data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost version of pirfenidone in such a jurisdiction earlier than we might like.

There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. For example, in December 2010, Gilead entered into an agreement to acquire Arresto whereby Gilead gained access to Arresto’s Phase 1 humanized monoclonal antibody compound, AB0024, currently in clinical development for the treatment of IPF. In 2011, Bristol-Myers Squibb purchased Amira Pharmaceuticals and acquired their LPA1 receptor antagonist for study as a potential treatment of IPF. Additionally, Boehringer Ingelheim, or BI, has published phase 2 data for BIBF-1120 (nintedanib), a triple kinase inhibitor that is being studied to treat several types of cancers and has showed some potential efficacy at high doses in IPF. BI recently completed its Phase 3 trial and is expected to announce results shortly. Furthermore, there are at least seven products in various stages of phase 2 development for IPF, including CC-4047 and CC-930 from Celgene, CNTO-888 from Janssen (J&J), FG-3019 from Fibrogen, GC-1008 from Sanofi, QAX-576 from Novartis and STX-100 from Biogen Idec (acquirer of Stromedix).

Finally, the National Institutes of Health sponsored the PANTHER trial to evaluate the use of NAC (N-acetylcysteine) (a generic drug) versus placebo in the treatment of IPF patients. The trial was recently completed. If NAC is shown to be an effective treatment for IPF, it may create competition in some territories. Since NAC is commercially marketed in the United States for other indications as a generic product, this may create pressure on volume and prices of Esbriet as physicians could prescribe NAC for the unapproved use of IPF in the United States. If NAC is FDA-approved for IPF, this could also create competition for Esbriet. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

Risks Related to the Development of Our Products and Product Candidates

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA, the European Medicines Agency, or EMA, and other foreign regulatory authorities with clinical data that adequately demonstrate to the satisfaction of the FDA or foreign regulatory authorities the safety and efficacy of that product for the proposed indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, in March 2007, we terminated our development of Actimmune for patients with IPF as a result of our decision to discontinue the INSPIRE trial on the recommendation of the study’s independent DMC. For specific risks related to the pirfenidone development program, please see the risk factor titled “If our clinical trials fail to demonstrate to the satisfaction of the FDA, the EMA, and foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA, the EMA, and foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases” below.

We do not know whether future clinical trials will be fully enrolled, initiated, or completed on schedule or at all.

The commencement or completion of any of our clinical trials may be delayed, halted, or discontinued for numerous reasons, including, but not limited to, the following:

—	patients do not enroll in clinical trials at the rate we expect;
—	the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;
—	we may not be able to identify or develop a product candidate that can be successful for clinical development;
—	patients experience adverse side effects or unsafe toxicity levels;
—

patients withdraw or die during a clinical trial for a variety of reasons, including adverse events associated with the advanced stage of their disease and medical problems that may or may not be related to our products or product candidates;

—	the interim results of the clinical trial are inconclusive or negative;
—	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy;
—

third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

—	our contract laboratories fail to follow good laboratory practices; or
—	sufficient quantities of the trial drug are not available.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we experienced slower than anticipated patient enrollment in our ASCEND clinical trial, resulting in a delay to the development program.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Monitoring Committee, or DMC, for such trial or by the FDA, EEA Competent Authorities, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA Competent Authorities, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in March 2007, we terminated our development of Actimmune for patients with IPF after discontinuing the INSPIRE trial on the recommendation of the study’s independent DMC.

Our development costs will further increase if we have material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than initially planned for future product candidates. For example, in 2013, we initiated our PANORAMA trial, a randomized, double-blind, placebo controlled Phase 2 clinical study designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are being treated with pirfenidone. In addition, we have also initiated our LOTUSS trial, a Phase 2, multinational, open-label, randomized, parallel-group, designed to study the safety and tolerability of pirfenidone in patients with systemic sclerosis-related interstitial lung disease. Any delays in enrollment or modifications to trial design for this study would increase our development costs. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

Whether we will have any future products other than those based on pirfenidone is largely dependent on the success of our research and development programs, which are at an early stage. Our drug candidates other than pirfenidone are still in early stages of development and we may not be able to successfully discover, develop, obtain regulatory approval for or commercialize any such drug candidates.

We intend to invest significant time and financial resources in our research and development programs. We currently have one product in the EU and Canada, Esbriet, based on pirfenidone, which is in Phase 3 clinical development in the United States. Whether we will have any future products other than those based on pirfenidone depends substantially upon our ability to discover, develop, obtain regulatory approval for and commercialize our other drug candidates successfully. Our research and development programs are prone to the significant and likely risks of failure inherent in drug development. We currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.

Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, or, with respect to approval in other countries, similar regulatory authorities in those countries, that the drug candidate is safe and effective for use for that target indication. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:

•	offer improvement over existing, comparable products;
•	be proven safe and effective in clinical trials; or
•	meet applicable regulatory standards.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials or studies. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or to discontinue clinical trials altogether.

We do not expect any of our drug candidates to be commercially available for several years and some or all may never become commercially available. Accordingly, we may never generate revenues through the sale of products other than those based on pirfenidone.

Risks Related to Government Regulation and Approval of our Products and Product Candidates

If our clinical trials fail to demonstrate to the satisfaction of the FDA, EMA, and other foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA, EMA and other foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases.

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for that target indication and that the manufacturing facilities, processes and controls are adequate. Our failure to adequately demonstrate the safety and effectiveness of any of our products or product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s and foreign regulatory authorities’ approval and, ultimately, may prevent commercialization of our products and product candidates for those diseases.

The FDA, the EMA and other foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials have demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA, EMA, or other foreign regulatory authorities. Preclinical and clinical data can be interpreted by the FDA, EMA and other foreign regulatory authorities, including their advisory committees, in different ways than we interpret the data, which could delay, limit or prevent regulatory approval. In addition, even if advisory committees to the FDA recommend approval of our product candidates, such recommendations are non-binding and the FDA may not approve our NDA for the product candidates. For example, nine of the twelve members of the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, notwithstanding the PADAC approval recommendation, we subsequently received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and commercial prospects will be harmed, and our prospects for profitability will be significantly impaired.

Both our CAPACITY and ASCEND trials were conducted without a SPA with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain a SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1, CAPACITY 2 and ASCEND based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. In 2010, the FDA determined that our NDA application was not adequate to support the efficacy of pirfenidone for the treatment of IPF and issued to us a Complete Response Letter requesting an additional clinical trial to support the efficacy of pirfenidone in IPF.

Following issuance of the Complete Response Letter, we began the ASCEND trial during the second quarter of 2011. We did not obtain a SPA agreement with the FDA with respect to the ASCEND trial. Our ASCEND trial is a multinational, randomized, double-blind, placebo controlled Phase 3 trial of 555 patients designed to evaluate the safety and efficacy of Esbriet® (pirfenidone) in IPF patients with mild to moderate impairment in lung function. Patients were randomly assigned 1:1 to receive oral pirfenidone (2403 mg/day) or placebo. The primary endpoint is change in percent predicted forced vital capacity (FVC), with the primary outcome analysis a Rank ANCOVA at Week 52. The magnitude of effect will be presented on a categorical basis as the proportion of patients with decrements of FVC percent predicted less than 0% or greater than 10% at pre-specified study time points. The study was powered by estimating the treatment effect size of pirfenidone based on the results of the intent-to-treat analysis of the pooled results of the two previous CAPACITY Phase 3 studies.

Key secondary endpoints include change in six-minute walk test (6MWT) distance and progression-free survival, which will be based on the earliest of time to death, FVC decrement of 10% or greater, or decrement in 6MWT distance of 50 meters or more. Additional secondary endpoints in ASCEND include all-cause mortality and on-treatment IPF-related deaths (both evaluated independently in ASCEND as well as pooled with the previous CAPACITY data), and dyspnea. Based on the relatively low mortality rate in this patient population and the treatment effect on mortality seen in CAPACITY, ASCEND is not adequately powered for the mortality endpoint, even after pooling with CAPACITY data. However, if the treatment effect in ASCEND on mortality were more pronounced than that seen in CAPACITY, it may be possible pooling ASCEND and CAPACITY, to derive a favorable effect on mortality.

Relative to InterMune’s two previous studies of pirfenidone in IPF (CAPACITY), the entry criteria for ASCEND were refined to enrich the study population for patients who are more likely to experience decline in lung function and disease progression during the study. This included modest changes to the eligibility criteria for FVC, DLco, FEV1/FVC ratio, and time since diagnosis. These changes increase the likelihood of demonstrating significant findings on multiple endpoints in ASCEND. The median baseline percent predicted FVC of patients enrolled in ASCEND is 68% compared with 73% in CAPACITY.

The results of ASCEND may not be sufficient to cause the FDA to grant regulatory approval for the sale of pirfenidone in the USA, or if such approval is granted, to cause the FDA to approve any mortality claim in the label of the approved product. If the FDA fails to approve pirfenidone for sale in USA, or if the claims permitted by such approval are limited, our business and prospects, may be materially and adversely affected, because of, among other factors, the potential negative impact on the pricing and reimbursement guidelines for Esbriet in any country in the EU and the consequent negative impact on Esbriet revenue from such country. For additional information related to the risk of the Phase 3 clinical study, please see the risk factor under the caption “Risks Related to Our Dependence on Pirfenidone— The results of our ASCEND Phase 3 clinical trial may fail to demonstrate to the FDA sufficient efficacy of pirfenidone to permit approval by the FDA and may have a negative effect on sales of Esbriet in the EEA.”

Even in the circumstances that we receive favorable data from ASCEND, FDA approval for pirfenidone, and successfully launch the product in the United States, there may be unforeseen adverse events that may cause us to update our label with additional safety information, limit our indication or require us to withdraw our product from the market. We may or may not be able to re-launch the product. Given our status as a one-product company with limited pipeline, this could have a material adverse effect on our ability to generate additional revenues, and consequently, our business will be seriously harmed.

We are subject to extensive and rigorous governmental regulation, including the requirement of FDA, EMA or other regulatory approval before our products and product candidates may be lawfully marketed. Even after we receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.

The regulatory review and approval process of governmental authorities is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. The FDA review process typically takes significant time to complete and approval is never guaranteed. Any regulatory approvals that we may receive may be subject to limitations on the indications for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. Markets outside of the United States such as the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn.

Both before and after the approval of our product candidates and product, we, our product candidates, our product, our operations, our facilities, our suppliers, and our contract manufacturers, CROs, and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States, the EEA and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution, marketing, and import and export of therapeutic products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, requirements and cGCPs for any clinical trials that we conduct post-approval. Similar requirements exist in the EEA. In addition, quality control and manufacturing procedures must continue to conform to cGMPs regulations after approval, and the FDA, and EEA Competent Authorities periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. Any failure to receive the marketing approvals necessary to commercialize our product candidates could harm our business.

The FDA’s, EMA, and EEA Member State policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. The FDA has increased its attention to product safety concerns in light of recent high profile safety issues with certain drug products in the United States. Moreover, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in proposed agency initiatives and new legislation addressing drug safety issues. If adopted, any new legislation or agency initiatives could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. These restrictions or requirements could require us to conduct costly studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability

Our failure or alleged failure to comply with federal, state and foreign laws governing the promotion of our products, including anti-kickback, false claims and anti-corruption could result in civil and/or criminal sanctions and/or harm our business.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing and promotional activities is a matter of national law in each of the member states. The member states of the EEA closely monitor perceived unlawful marketing and promotional activities by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

If we fail to comply with our reporting and payment obligations under governmental programs in the U.S. for our products, we could be subject to penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and future business prospects.

We anticipate participating in the Medicare Part D Coverage Gap Discount Program, the Medicaid Drug Rebate Program and other Federal and state government pricing programs in the U.S., and we may participate in additional government programs for our products, once approved, in the future. These programs generally will require us to pay rebates or provide discounts to government payors and their sponsors, enrollees or beneficiaries in connection with drugs that are dispensed and reimbursed under these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing information that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently and compliance requirements are subject to interpretation by the government or other regulatory bodies. Our activities relating to the reporting of prices for products we market in the future, the reporting of Medicaid rebate information and other information affecting federal and state and third-party reimbursement for our products, and the sale and marketing of our products, could become subject to scrutiny. Responding to a government inquiry, investigation or enforcement action, could be expensive and time-consuming, and could have a material adverse effect on our business, financial condition and results of operation.

With respect to the Medicare Part D program, the Centers for Medicare & Medicaid Services, the agency responsible for administering this outpatient drug program, or CMS, may impose civil monetary penalties on us from time to time for failure to meet certain regulatory requirements. CMS recently imposed two civil monetary penalties related to our failure to pay specified Part D sponsors within the required time frame, neither of which resulted in material amounts of money. Similar penalties may be imposed on us for these or other violations in the future. We do not believe that such penalties will have a material adverse effect on our business.

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

The manufacturing and manufacturing development of pharmaceuticals are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

—	It may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and
—

Failure to comply with strictly enforced cGMP regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA has conducted routine inspections of our manufacturing contractors, and some were issued a standard FDA Form 483 “notice of inspectional observations.” Failure to correct any deficiency could result in manufacturing delays and/or regulatory enforcement action.

Any of these factors could delay clinical trials, regulatory submissions and/or commercialization of our products for particular diseases, interfere with current sales, entail higher costs and result in our being unable to effectively sell our product and, in the future, our product candidates.

We rely on third-party manufacturers to manufacture our clinical and commercial drug supplies, and our commercialization of any product or product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain the approval of the FDA, Competent Authorities of the Member States of the EEA or comparable regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have the resources, facilities or experience internally to manufacture Esbriet or any of our product candidates on a commercial scale or for purposes of clinical trials. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA, the EEA and foreign regulatory authorities must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on, and we expect to continue to depend on, third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA and/or EEA Competent Authority-approved manufacturing facilities for the manufacture of Esbriet for commercial purposes. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EEA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EEA Competent Authorities, or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We have a long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for Esbriet active pharmaceutical ingredient and a contract with Catalent for the manufacture of the drug product for Esbriet. If we do not perform our obligations under these agreements, these agreements may be terminated.

Our strategy to contract with third parties for the manufacture of our products and product candidates presents many risks, including, but not limited to, the following:

—	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial contractual penalties and/or be forced to take substantial inventory write-offs.
—

Manufacturers of our product and our product candidates are subject to ongoing periodic inspections by the EEA, FDA and other regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards.

—

When we need to change third-party manufacturers of a particular pharmaceutical product, the EEA, FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing, and compliance inspections. Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.

—

Our manufacturers might not be able or may refuse to fulfill our commercial or clinical trial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market or clinical trial demands. For example, our current long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for the active pharmaceutical ingredient for Esbriet does not impose any obligation on such parties to reserve a minimum annual capacity for the production of such ingredient, which could impair our ability to obtain product from them in a timely fashion.

—	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.
—	Our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us.
—

If third-party manufacturers do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain or maintain regulatory approvals for our products and product candidates and we may experience stock-outs. This would adversely impact our ability to successfully commercialize our products and product candidates. Furthermore, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all.

—

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

Any of these factors could delay clinical trials, regulatory submissions or commercialization of our products, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

Our failure to set up an integrated supply chain in the United States may adversely affect our ability to commercialize a pirfenidone product if such a product is approved by the FDA for sale in the United States.

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of a pirfenidone product in the United States if such a product receives FDA approval. We intend to contract with a third party supplier to provide our commercial supply of any pirfenidone products approved by the FDA for sale in the United States. However, we cannot guarantee that we will be able to find a such a third party supplier on terms acceptable to us or at all. Furthermore, the FDA must approve facilities that manufacture our products for commercial purposes in the United States, as well as the manufacturing processes and specifications for the product.

In addition, we would not directly control the manufacturing of, and would be completely dependent on, our contract manufacturers for compliance with the cGMP for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we would have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, we expect that any contract manufacturers would be engaged with other companies to supply and/or manufacture materials or products for such companies, which would expose our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products could generally affect the regulatory clearance of our contract manufacturers’ facility. If the FDA did not approve these facilities for the manufacture of a pirfenidone product or if it withdrew its approval in the future, we would need to find alternative manufacturing facilities, which would negatively impact our ability to generate revenue from sales of pirfenidone products in the United States.

A disruption in our ability to manufacture or ship Esbriet or a disruption in our distribution channels could result in significant product delays and adversely affect our results. This risk is exacerbated if we do not have back up providers of supply chain services.

We currently rely on single partners to provide services to us at many stages in our supply chain. Consequently should any of our single-source partners be unable to provide service, we may be unable to satisfy customer orders on a timely basis, if at all.

We currently ship Esbriet from third-party packaging facilities to our distributors in the EEA. A disruption in our ability to ship Esbriet to our distributors in the EEA or a disruption in our distribution channels in the EEA for any reason, including as a result of a natural disaster, terrorism or failure of our commercial carrier, could result in product delivery delays. If this were to occur, we may be unable to satisfy customer orders on a timely basis, if at all.

A significant disruptive event to our ability to manufacture or distribute Esbriet could adversely affect our ability to generate revenue from Esbriet and materially affect our business and results of operations and our ability to be prepared to launch a pirfenidone product in the United States, if approved for sale by the FDA.

We rely on third parties to conduct, monitor and manage our clinical trials, and those third parties may not perform satisfactorily.

We have relied upon and plan to continue to rely upon third-party CROs and other third parties, such as medical institutions and clinical investigators, to conduct, monitor and manage data for our ongoing preclinical and clinical programs. For example, we use CROs to conduct our new Phase 3 ASCEND trial for pirfenidone. We rely on these third parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are subject to cGCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our clinical and preclinical programs. If our third parties need to be replaced, if they do not successfully carry out their contractual duties or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may be delayed in or prevented from obtaining regulatory approvals for our product candidates, and may not be able to successfully commercialize our products and product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional CROs and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with these third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

Risks Related to Our Intellectual Property Rights

We may not be able to obtain, maintain and protect certain proprietary rights necessary for the development and commercialization of our products or product candidates.

Our commercial success will depend in part on obtaining and maintaining patent protection on our products and product candidates and successfully defending these patents against third-party challenges. Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed pharmaceutical and biotechnology patents has emerged to date. Accordingly, we cannot predict with certainty the scope and breadth of patent claims that may be afforded to our patents and other companies’ patents. In addition, each country has its own rules regarding the allowability and enforceability of certain types of patents and therefore there can be no assurance that our patent applications will be granted or that our issued patents will be enforceable in any given jurisdiction. We could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate suits to protect our patent rights.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

—	we were the first to make the inventions covered by each of our pending patent applications;
—	we were the first to file patent applications for these inventions;
—	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
—	any of our pending patent applications will result in issued patents;
—	any of our issued patents or those of our licensors will be valid and enforceable and result in an order from a court permanently prohibiting the infringing activity;
—	others will not interfere with, contest, or challenge our patents in patent offices or in court;
—	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;
—	competitors will not be able to design around our patents;
—	our ability to obtain additional patent protection will not be adversely impacted as a result of various regulatory matters that may cause certain of our proprietary data to become public;
—	we will develop additional proprietary technologies that are patentable; or
—	the patents of others will not have a material adverse effect on our business.

For example, the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by formulation and method of use patents relating to the use of pirfenidone for the treatment in adults of mild to moderate IPF. While many countries such as the United States permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from patenting some or all of our pending patent applications. There are some countries, such as Canada, that significantly limit the types of uses that are patentable, and other countries that currently do not allow method of use patents in any form. We cannot assure that our patents will be a sufficient, or any, barrier to prevent all potential competitors.

In the EEA, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort. In June 2012, opposition proceedings were filed in the European Patent Office against our European patent 2324831 B1, requesting that the patent be revoked on the basis that the invention is not patentable. The European Patent Office Opposition Division rendered its formal decision in December 2013, and the patent was not revoked. The Company will continue to vigorously defend the patent in the event that an appeal is taken. The Company can provide no assurances regarding the outcome of this matter.

Others have filed and in the future may file patent applications covering uses and formulations of pirfenidone, or other products in our development program. If a third-party has been or is in the future issued a patent that blocks our ability to commercialize any of our products, alone or in combination, for any or all of the diseases that we are targeting, we could be prevented from commercializing that product or combination of products for that disease or diseases unless we obtained a license from the patent holder. We may not be able to obtain such a license to a blocking patent on commercially reasonable terms, if at all. If we cannot obtain, maintain and protect the necessary proprietary rights for the development and commercialization of our products or product candidates, our business and financial prospects will be impaired.

We may be required to disclose clinical or other information the disclosure of which could compromise our ability to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of our products or product candidates.

We are also subject, in the U.S. and elsewhere, to various regulatory schemes that require disclosure of clinical trial data and/or allow access to our data via freedom of information requests.

For example, in September 2012, we were notified by the European Medicines Agency, or EMA, that we had received a request in accordance with Regulation 1049/2001/EC regarding public access to documents held by institutions of the EU. The request was made by a potential competitor and sought access to aspects of our Esbriet MAA. We are in the process of challenging the disclosure on the grounds, among others, that it would harm the Company’s intellectual property interests by placing confidential information into the public domain as potential prior art, and that such disclosure would harm the Company’s commercial interests and provide competitors with an unfair gain. There can be no assurance that we will ultimately be successful in preventing disclosure of the data in our MAA. There can be no assurance that we will ultimately be successful in preventing disclosure of the data in our MAA.

Additionally, we were notified by Health Canada in October 2013 that an access to information request had been lodged in accordance with Canada’s Access to Information Act, seeking access to documents covering important aspects of our Esbriet NDA. We successfully argued that the scope of this request be limited but there can be no assurance that such arguments will be successful in the future.

In the event that our proprietary data becomes public as a result of freedom of information requests, our competitive advantages may be diminished and our ability to obtain patent protection for certain inventions reflected in such data may be adversely affected.

The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere, and may only be protected against competition for the treatment of IPF by orphan drug designation in the United States and European Union.

The pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere. Because the extent and scope of patent protection for pirfenidone is limited, orphan drug designation is especially important. In the EU we have been granted orphan drug designation for pirfenidone for the treatment of IPF by the EMA, and we have been granted the associated market exclusivity until 2021. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug. In the EU, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following approval. This period may be reduced to 6 years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

We have received orphan drug designation for pirfenidone for the treatment of IPF by the FDA. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of 7 years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. If we do not obtain orphan drug exclusivity for our pirfenidone in the United States, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity and our revenues will be reduced. Moreover, we may not have the ability to prevent others from commercializing pirfenidone for (i) IPF after the orphan drug designation exclusivity period in the EU, and, if granted, in the United States, expires, (ii) uses covered by other patents held by third parties or (iii) other uses in the public domain for which there is no patent protection. Consequently, following expiration of orphan drug exclusivity protection in the EU, and, if granted, in the United States, we must rely primarily on the protection afforded by formulation and method of use patents relating to the safe and/or effective use of pirfenidone for IPF.

Although pirfenidone has received orphan drug marketing exclusivity in the EU for the treatment of patients with IPF and orphan drug designation in the United States, that exclusivity and designation may not effectively protect the product from competition. We may not be the first to obtain marketing approval in the United States for IPF due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for pirfenidone in the United States, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

We could face competition from third-party products that have pirfenidone as the active pharmaceutical ingredient.

In addition, other third parties have obtained patents in the United States and elsewhere relating to formulation and methods of use of pirfenidone for the treatment of certain diseases. As a result, it is possible that we could face competition from third-party products that have pirfenidone as the active pharmaceutical ingredient. If a third-party were to obtain FDA approval in the United States for the use of pirfenidone, or regulatory approval in another jurisdiction, for an indication before we did, such third-party would be first to market and could establish the price for pirfenidone in these jurisdictions. Third-party products approved in another jurisdiction may be imported into the EU or other jurisdictions where the sale of Esbriet is approved.

Importation of third-party products, or of our own Esbriet product from jurisdictions where prices are lower than in the importing jurisdiction, whether or not such importation is legal, could adversely impact our ability to implement our pricing strategy for the product and may limit our ability to maximize the commercial potential of pirfenidone in the United States and elsewhere. The presence of a lower priced competitive product with the same active pharmaceutical ingredients as our product could lead to use of the competitive product for our anti-fibrotic indications. This could lead to pricing pressure for pirfenidone, which would adversely affect our ability to generate revenue from the sale of pirfenidone for anti-fibrotic indications.

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

Market exclusivity afforded by orphan drug designation is generally offered as an incentive to drug developers to invest in developing and commercializing products for unique diseases that impact a limited number of patients. With respect to the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Qualification to maintain orphan drug status is generally monitored by the regulatory authorities during the orphan drug exclusivity period, currently ten years and seven years from the date of approval in the EU and United States, respectively. IPF is currently a poorly diagnosed disease in these markets. It is possible that with the approval of Esbriet in the EU, and the potential approval of pirfenidone in the United States, the incidence and prevalence numbers for IPF could change in these markets. Should the incidence and prevalence of IPF patients who are eligible to receive pirfenidone for the treatment of IPF in these markets materially increase, it is possible that the orphan drug designation, and related market exclusivity, in these jurisdictions could be lost.

Our current intellectual property portfolio may not be sufficient to protect pirfenidone from competition for the treatment of mild to moderate IPF in adults after our orphan drug exclusivity expires in the European Union, and if we obtain approval and orphan drug exclusivity in the United States.

Because the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere, following expiration of orphan drug exclusivity in the EU, and any orphan drug exclusivity we may obtain if approved for commercial use by the FDA, in the United States, we must rely primarily on the protection afforded by the formulation and method of use patents relating to the safe and/or effective use of pirfenidone for the treatment in adults of mild to moderate IPF.

We have five granted patents and a number of pending patent applications in Europe relating to Esbriet’s formulation and use in IPF patients, particularly related to the safe and efficacious usage of the product. This collection of patents is expected to provide patent protection in Europe until 2033. We also have 16 issued patents in the United States relating to the formulation or safe and/or effective use of Esbriet in IPF patients, and a number of pending U.S. patent applications. In addition we have numerous pending patent applications under active prosecution in other foreign jurisdictions. The laws regarding patentability and enforceability of patents such as ours vary on a country by country basis, and there can be no assurance that we will be able to obtain or enforce patents in any given country.

These patents can be challenged by our competitors in various jurisdictions who may argue such patents are invalid or unenforceable or lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. For example, in June 2012, opposition proceedings were filed in the European Patent Office against InterMune’s European patent 2324831 B1, requesting that the patent be revoked on the basis that the invention is not patentable. Although the patent was not revoked by the EPO, and while we intend to vigorously defend the patent if an appeal is taken, we have no assurance regarding the outcome of this matter. Additionally, even if the validity of these patents were upheld in a patent challenge, a court may refuse to stop the other party from practicing the activity at issue. Any of these outcomes would limit our ability to exclusively market pirfenidone for the treatment in adults of mild to moderate IPF in the EU, and if approved for commercial use by the FDA, in the United States, as well as certain other countries where we have filed for patent protection.

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

If the owners of the intellectual property that we license fail to maintain the intellectual property, we may lose our rights to develop our products or product candidates.

We generally do not control the patent prosecution of intellectual property that we license from third parties. Accordingly, we would be unable to exercise the same degree of control over this intellectual property as we would exercise over intellectual property that we own, and, as a result, we may lose our rights to such intellectual property and incur substantial costs. At the present time, there are no licensed patent matters for pirfenidone that fall into this category.

If our employees, consultants and/or vendors do not comply with their confidentiality agreements or our trade secrets otherwise become known, our ability to generate revenue and profits may be impaired.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.3 billion at December 31, 2013. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully execute our business plan.

We believe our existing cash, cash equivalents and available-for-sale securities, along with anticipated cash flows from our sales of Esbriet, will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the next twelve months. However, our current plans and assumptions may change, and our capital requirements may increase. In particular, initiating the establishment of a commercial infrastructure in the United States to market Esbriet will require significant financial resources. Further, we may decide to prioritize one or more product development efforts or other programs within or outside of IPF as a result of our implementing our strategic initiatives, which may result in an increase in expenses. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, delay or cease executing our three point strategic plan, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan.

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

Due to cash constraints or for strategic business reasons we may decide to take certain actions that reduce our expenses. For example, we sold to Roche our worldwide development and commercialization rights to danoprevir and received $175.0 million from the sale of such rights. As a result, our rights to share profits from sales of danoprevir in the United States have also been terminated.

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

We initiated our commercial launch of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Ireland, Italy, Luxembourg, Norway, Sweden and the UK and we plan to initiate commercial launches in additional countries in the EU in the future. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Furthermore, we have just recently established our sales organization in the EU and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The testing, marketing and sale of medical products entail an inherent risk of product liability. We have product liability risk for all of our product candidates and for all of the clinical trials we conduct. If product liability costs exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. While we believe that our clinical trial and product liability insurance currently provides adequate protection to our business, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

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

As of December 31, 2013, we had 353 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have a significant amount of indebtedness. As of January 31, 2014, we had $18.4 million of outstanding indebtedness under our 2015 Notes, $120.8 million of outstanding indebtedness under our 2017 Notes and $155.3 million of outstanding indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

—	increasing our vulnerability to adverse economic and industry conditions;
—	limiting our ability to obtain additional financing;
—	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;
—	limiting our flexibility in planning for, or reacting to, changes in our business;
—	dilution experienced by our existing stockholders as a result of the conversion of our existing notes; and
—	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2013, our remaining debt service obligation on our existing notes through December 31, 2014 is $7.8 million in cash. In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. We used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% 2015 Notes. Following such repurchases, approximately $18.4 million of the 2015 Notes remain outstanding. As a result of the repurchase of our 2015 Notes, our annual debt service obligation for existing notes in 2013 was $8.8 million. Additionally, in November 2013, we completed a registered underwritten public offering of 7,475,000 shares of our common stock. The resulting net proceeds from the common stock offering were approximately $91.5 million, after deducting underwriting discounts and expenses. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We may not have the ability to raise the funds necessary to finance any required repurchases of our existing notes, which would constitute an event of default under our indentures.

If a fundamental change occurs under our indenture for the 2017 Notes or 2018 Notes or if a designated event, such as the termination of trading of our common stock on The NASDAQ Global Select Market or a specified change of control transaction, occurs under our 2015 Notes indenture, prior to their applicable maturities, we may be required to repurchase all or part of such notes. While the 2015 Notes indenture would allow us in certain circumstances to pay the redemption price for the 2015 Notes in shares of our common stock if a designated event were to occur, the 2017 Notes indenture and the 2018 Notes indenture would not allow us to pay the applicable repurchase prices in shares of our common stock if a fundamental change were to occur. We may not have sufficient funds to pay the repurchase prices for all the notes tendered.

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

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

—	lower than anticipated sales of Esbriet in the EEA and Canada;
—

negative developments or setbacks in our application to obtain marketing approval for pirfenidone in the United States, including negative results of the ASCEND trial and/or a negative response from the FDA to our anticipated NDA resubmission based on data from this trial;

—	delays or unexpected difficulties in our commercialization efforts for Esbriet, including delays or difficulties in our anticipated commercial launches in Europe and Canada;
—

lower than expected pricing and reimbursement levels for Esbriet in the EU, including any adverse decisions by Germany’s Federal Joint Commission stemming from the IQWiG benefit assessment and negative reimbursement decisions by France’s National Social Security;

—	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;
—	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;
—

negative publicity about the results of our clinical studies, such as the failure of pirfenidone to meet its primary endpoint and the PFS secondary endpoint in the CAPACITY 1 trial, or those of others with similar or related products may reduce demand for our products and product candidates;

—	the treatment regimen may be different in duration than currently anticipated;
—	treatment may be sporadic;
—	we may not be able to sell a product at the price we expect;
—	we may not be able to accurately calculate the number of patients using the product;
—	we may not be able to supply enough product to meet demand;
—	there may be current and future competitive products that have greater acceptance in the market than our products do;
—	our development activities may proceed faster than planned and we may decide to invest more in our research and development initiatives than initially planned;
—	we may decide to change our marketing and educational programs; or
—	clinical trial participation may reduce product sales.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and based on our assessment using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. In connection with our sale of Actimmune in June 2012, we failed to correctly record an intraperiod tax allocation, which resulted in the restatement of our financial results for the three and six month periods ended June 30, 2012 and 2011 and the three and nine month periods ended September 30, 2012 and 2011. As a result, we identified a control deficiency relating to a failure to completely review the tax consequences of complex and infrequent transactions. In the first quarter of 2013, we strengthened our disclosure controls and internal control over financial reporting to remediate the deficiencies that gave rise to the material weakness.

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

Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, including shares issued upon the exercise of outstanding options or conversions of our outstanding notes, or the perception that these sales might occur, could cause the market price of our common stock to decline and, in turn, the trading price of our notes may decline, or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity or equity-related securities. In addition, the market price of our common stock also could be affected by possible sales of our common stock by investors who view such notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of such notes. The hedging or arbitrage could, in turn, affect the trading price of the notes and/or the market price of any shares of our common stock that holders of the notes receive upon conversion of their notes.

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

We have filed registration statements covering the approximately 12.8 million shares of common stock that are either issuable upon the exercise or vesting of outstanding options or awards reserved for future issuance pursuant to our stock plans as of January 31, 2014.

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

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended December 31, 2013, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $15.89 in August 2013 to a low of $8.39 in February 2013. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

—	general economic and political conditions and specific conditions in the biotechnology industry;
—	changes in expectations as to our future financial performance, including financial estimates or publication of research reports by securities analysts;
—	strategic actions taken by us or our competitors, such as acquisitions or restructurings;
—	announcements of new products or technical innovations by us or our competitors;
—	actions taken by institutional stockholders; and
—	speculation in the press or investment community.

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

Provisions of our Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions:

—	establish a classified Board of Directors so that not all members of our board may be elected at one time;
—

authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and hinder a takeover attempt;

—	limit who may call a special meeting of stockholders;
—	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
—	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, which prohibits business combinations between us and one or more significant stockholders unless specified conditions are met, may discourage, delay or prevent a third-party from acquiring us.

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

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. As a result, purchasers of our common stock and holders who convert their notes and receive shares of our common stock, if any, will not realize a return on their investment unless the market price of our common stock appreciates, which we cannot assure.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

ITEM 2.   PROPERTIES

Our headquarters are located at 3280 Bayshore Boulevard, Brisbane, California and consist of approximately 56,000 square feet. In 2006, in order to expand our existing office and laboratory space, we entered into an amendment to our existing lease to include approximately 15,000 square feet on the first floor of 3260 Bayshore Boulevard, Brisbane, California.

Our European headquarters are located in Muttenz, Switzerland. We have leased additional facilities in Berlin, Germany; Milan, Italy; Paris, France; London, England; Madrid, Spain; Stockholm, Sweden; Vienna, Austria; Utrecht, the Netherlands; and Ontario, Canada and expect to enter into future lease agreements where and when we have established additional subsidiaries. We believe that our facilities are adequate for our current needs, and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate expansion of our operations.

ITEM 3.   LEGAL PROCEEDINGS

Indemnity Agreement

On or about March 22, 2000, we entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until September 30, 2003. The Indemnity Agreement obligates us to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to our indemnification obligation, including but not limited to claims “on account of Dr. Harkonen’s conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of Dr. Harkonen’s conduct that is established by a final judgment as constituting a breach of Dr. Harkonen’s duty of loyalty to the Company or resulting in any personal profit or advantage to which Dr. Harkonen was not legally entitled,” and claims “for which payment is actually made to Dr. Harkonen under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates us to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen filed a petition for rehearing en banc which was denied by the Ninth Circuit Court of Appeals on May 7, 2013. On August 5, 2013, Dr. Harkonen filed a petition for a writ of certiorari seeking review by the United States Supreme Court. The U.S. Supreme Court denied Dr. Harkonen’s petition on December 16, 2013.

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

In late 2009, Arch advised us that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage for the excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and we submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse us for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised us that Dr. Harkonen’s defense fees and costs had exhausted the $5.0 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s defense. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by us and have been advanced by us pursuant to the terms of the Indemnity Agreement.

Now that the United States Supreme Court has denied Dr. Harkonen’s petition for writ of certiorari, leaving the verdict and judgment against Dr. Harkonen intact, Arch has taken steps to resume the arbitration and seek to recoup all or some of the $5 million it advanced for Dr. Harkonen’s defense back from the Company and/or from Dr. Harkonen, contending that such fees and costs are not covered by its policy. The Company believes that the Arch policy does cover such fees and costs and will assert that position in the arbitration. At this time, we believe no change to the status of the application of the D&O liability insurance in general has occurred due to the judgment in the Criminal Action. Therefore, while it is reasonably possible that we may incur a loss associated with this matter, we are unable to determine the amount of a loss or range of losses and have not accrued for any such amounts in our financial statements associated with this matter.

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

The following table sets forth the high and low sales prices of our common stock, as reported on The NASDAQ Global Select Market for the fiscal periods indicated:

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$10.82	$8.21
June 30, 2013	10.55	8.61
September 30, 2013	16.00	9.60
December 31, 2013	15.88	11.62

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$17.37	$12.25
June 30, 2012	15.52	9.66
September 30, 2012	12.77	7.21
December 31, 2012	10.40	7.80

Holders of Record

As of January 31, 2014, there were approximately 61 stockholders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

The following graph compares the 5-year cumulative total return to our stockholders on InterMune’s common stock relative to the cumulative total returns of the NASDAQ Composite and the AMEX Biotechnology Index during that same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013. The returns shown are based on historical results and are not intended to suggest future performance.

	Base Period December 31,	Years Ending December 31,
Company / Index	2008	2009	2010	2011	2012	2013
InterMune, Inc.	100	123.25	344.05	119.09	91.59	139.22
NASDAQ Composite	100	145.32	171.50	170.08	199.76	279.90
AMEX Biotechnology Index	100	145.58	200.51	168.64	239.05	360.10

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

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data that appears below has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Annual Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the year ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this Annual Report.

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune® for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenue, net
Esbriet product sales	$70,339	$26,174	$2,778	$-	$-
Collaboration revenue	-	-	2,629	239,251	23,272
Total revenue, net	70,339	26,174	5,407	239,251	23,272
Cost and expenses:
Cost of goods sold	10,406	8,916	1,406	-	-
Research and development	113,506	106,571	74,973	67,470	89,138
Acquired research and development and milestone payments(1)	-	-	-	-	15,250
Selling, general and administrative	145,051	105,295	89,463	55,024	37,039
Restructuring charges	-	-	-	1,300	697
Total costs and expenses	268,963	220,782	165,842	123,794	142,124
Income (loss) from operations	(198,624)	(194,608)	(160,435)	115,457	(118,852)
Other income (expense):
Interest income	427	586	556	571	1,727
Interest expense	(14,602)	(8,927)	(6,408)	(8,399)	(10,129)
Change in value of embedded conversion derivative	2,422	-	-	-	-
Loss on extinguishment of notes	(7,900)	-	-	-	(11,014)
Other	(1,610)	(373)	(658)	1,599	6,393
Income (loss) from continuing operations before income taxes	(219,887)	(203,322)	(166,945)	109,228	(131,875)
Income tax provision (benefit)	890	(18,633)	(4,594)	76	(4,824)
Income (loss) from continuing operations, net of income taxes	(220,777)	(184,689)	(162,351)	109,152	(127,051)
Income from discontinued operations, net of income taxes(2)	1,209	34,608	7,577	13,222	11,031
Net income (loss)	$(219,568)	$(150,081)	$(154,774)	$122,374	$(116,020)

Basic net income (loss) per common share:
Continuing operations	$(2.71)	$(2.83)	$(2.70)	$2.02	$(2.86)
Discontinued operations	0.01	0.53	0.12	0.24	0.24
Net income (loss) per share	$(2.70)	$(2.30)	$(2.58)	$2.26	$(2.62)

Shares used in computing basic net loss per common share	81,391	65,184	60,100	54,202	44,347

Diluted net income (loss) per common share:
Continuing operations	$(2.71)	$(2.83)	$(2.70)	$1.77	$(2.86)
Discontinued operations	0.01	0.53	0.12	0.22	0.24
Net income (loss) per share	$(2.70)	$(2.30)	$(2.58)	$1.99	$(2.62)

Shares used in computing diluted net income (loss) per common share	81,391	65,184	60,100	61,377	44,347

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and available-for-sale securities(3)	$387,007	$307,986	$425,110	$295,073	$99,604
Working capital	366,120	274,980	409,047	231,482	59,520
Total assets	462,633	363,466	472,623	305,147	114,727
Long-term obligations	265,102	240,250	240,250	85,000	125,524
Accumulated deficit	(1,317,518)	(1,097,950)	(947,869)	(793,095)	(915,469)
Total stockholders' equity (deficit)	$134,283	$66,317	$198,168	$149,300	$(105,800)

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

(3) Includes $12.7 million of non-current available-for-sale securities as of December 31, 2009.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. In pulmonology, we are is focused on therapies for the treatment of idiopathic pulmonary fibrosis (IPF), a progressive, irreversible, unpredictable and ultimately fatal lung disease. Pirfenidone, the only medicine approved for IPF anywhere in the world, is approved for marketing by InterMune in all 28 member countries of the European Union (EU) and Canada. Pirfenidone is not approved for sale in the United States but is currently in a Phase 3 clinical trial to support regulatory registration in the United States. Our research programs are focused on the discovery of targeted, small-molecule therapeutics and biomarkers to treat and monitor serious pulmonary and fibrotic diseases. For information relating to our business and our product development programs, please see the discussion in “Item 1. Business.”

Esbriet ® (pirfenidone)

Pirfenidone is an orally active, small molecule compound that has been developed for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in various European countries, including key markets such as France, Italy and the UK. In addition, we launched in Canada in January 2013. We continue to prepare for the commercial launch of Esbriet in other countries in Europe and, if approved by the FDA, in the United States.

At the end of 2013, Esbriet had been reimbursed and launched in 13 of our original 15 priority countries in Europe, as well as Canada, compared with seven countries at the end of 2012. With respect to Spain and the Netherlands, the remaining two priority European countries in which Esbriet is not yet launched, the continuing economic conditions in Spain and health care system changes in the Netherlands have caused delay and have made it challenging to predict the date by which a company can expect to obtain pricing and reimbursement for a new product.

Concurrent Public Offerings and Note Repurchases

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.8 million, after deducting underwriting discounts and expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 for proceeds of $72.2 million. In November 2013, we completed a registered underwritten public offering of 7,475,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $91.5 million.

Significant Licenses and Agreements

We are highly dependent on technology that we have licensed or acquired from third parties. Effective November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we effectively terminated our prior license agreement with them by purchasing, among other things, the pirfenidone-related assets covered by such prior license agreement and as a result no longer have milestone or royalty obligations thereunder to Marnac and KDL. Under the terms of the asset purchase agreements, we are required to make future milestone payments in connection with the continued development and regulatory approval of pirfenidone in certain countries. The majority of our clinical development pipeline is also based on technology that we have licensed from third parties. Details of these agreements can be found elsewhere in this Report under “Item 1. Business — License, Collaboration and Other Agreements,” Notes 4 and 5 of the Notes to Consolidated Financial Statements, and under the heading “Results of Operations” below.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. In preparing the financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Available-For-Sale Securities

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our Board of Directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2013, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant subjective assumptions are our estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from any of these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Revenue Recognition

Revenue is generated from product sales and recorded net of mandatory government rebates. We only ship product upon receipt of valid orders from customers, such as pharmacies and hospitals, which are in turn a result of actual patient prescriptions. Delivery is considered to have occurred when title passes to a credit-worthy customer. We include shipping and handling costs in cost of goods sold. Pursuant to terms and conditions of sale, our customers have no general right of product return but we permit returns if the product is damaged or defective when received by the customer. Such restriction on product returns is common practice in the markets in which we sell, and as a result, we have had no significant expenses related to product returns, damaged or expired goods.

To date, all significant amounts recorded as estimates of items that reduce gross revenue related solely to mandatory government rebates, many of which were negotiated on a confidential basis with the respective government reimbursement agencies. Our estimation of these rebates requires only the application of pre-specified rates, determined as part of pre-launch pricing negotiations with the relevant government reimbursement agencies, to sales of our product as applicable. We recognize these mandatory government rebates as reductions of product sales and the recording of these rebates is substantially mechanical in nature and does not involve the application of significant judgment. Fluctuations in the amounts recorded for these rebates relate solely to increased sales or the eventual payment of amounts due to the various government agencies. To date, we have had no significant charges or credits related to prior period estimates.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government rebate programs, cash discounts for prompt payment, sales returns and doubtful accounts. Estimates for wholesaler chargebacks for government rebates, cash discounts and sales returns are based on contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management’s expectation.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method which approximates first-in first-out. We enter into purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products. We periodically review the composition of our inventories in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized.

Results of Operations

Comparison of years ended December 31, 2013, 2012 and 2011

Revenue

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Esbriet product sales	$70,339	$26,174	$2,778	169%	842%

Revenue for the year ended December 31, 2013 consists of Esbriet product sales in Europe and Canada net of mandatory government rebates. Increase of 169% compared to December 31, 2012 is attributed to continued year over year volume growth in previously existing markets and commercial launches of Esbriet in Belgium, Canada, Finland, Ireland, Italy and the UK during 2013.

Revenue for the year ended December 31, 2012 and 2011 consists solely of Esbriet product sales, primarily in Germany, following the launch in that country in September 2011.

Cost of Goods Sold and Gross Margin

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Cost of goods sold	$10,406	$8,916	$1,406	17%	534%
As a percentage of total revenue	15%	34%	51%
Gross margin	$59,933	$17,258	$1,372	247%	1,158%
As a percentage of total revenue	85%	66%	49%

Cost of goods sold consists of both direct and indirect manufacturing costs, amortization of acquired product rights, royalties to Shionogi related to sales of Esbriet in the EU commencing on January 1, 2013 and second source supplier start-up costs. Manufacturing costs include product costs, distribution, inventory write-downs and internal supply chain management costs. The following table summarizes the major components of cost of goods sold:

	Year Ended December 31,			Percentage Change
Major components of cost of goods sold	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(in thousands)
Manufacturing costs	$6,728	$4,913	$656	37%	649%
Amortization of acquired product rights	1,000	1,000	750	-%	33%
Royalty expense	2,678	-	-	100%	-%
Second source supplier start-up costs	-	3,003	-	(100)%	100%
Total COGS	$10,406	$8,916	$1,406	17%	534%

Our gross margin increase from 2012 to 2013 was primarily the result of i) economies of scale derived from increased unit sales and ii) the absence of any second source supplier validation expenses in 2013, offset by royalty payments to Shionogi which were effective for the first time in 2013. The economies of scale were derived primarily from the absorption of fixed costs such as the amortization of our acquired product rights and other internal supply chain costs, over increased units produced.

Cost of goods sold for the year ended December 31, 2012 relates solely to Esbriet product sales, following the launch in September 2011. The increase in gross margin for the year ended December 31, 2012 compared with the same period in 2011 is primarily due to economies of scale achieved from increased sales.

Research and Development Expenses

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Research and development	$113,506	$106,571	$74,973	7%	42%

The increase in 2013 research and development expenses over 2012 is primarily related to completion activities of ASCEND clinical trials in the US, which were initiated in July 2011. We also initiated two clinical studies, namely PANORAMA and LOTUSS, in the third quarter of 2013, in order to research expanded uses of Esbriet as well as combined therapy with existing compounds.

The increase in 2012 R&D expenses over 2011 is primarily related to the ongoing ASCEND clinical trials in the US, which were initiated in July 2011.

The following table lists our current product development programs and the research and development expenses recognized in connection with each program during the indicated periods. The category titled “Programs — Non-specific” is comprised of facilities and personnel costs that are not allocated to a specific development program or discontinued programs and $3.8 million, $5.0 million, and $5.7 million of stock-based compensation expense in 2013, 2012 and 2011, respectively. Our management reviews each of these program categories in evaluating our business. For a discussion of the risks and uncertainties associated with developing our products, as well as the risks and uncertainties associated with potential commercialization of our product candidates, see the specific sections under “Item 1A. Risk Factors” above.

	Year Ended December 31,
Development Programs	2013	2012	2011
	(in thousands)
Pulmonology	$91,655	$84,113	$50,077
Hepatology(1)	-	-	2,432
Program — Non-Specific	21,851	22,458	22,464
Total	$113,506	$106,571	$74,973

(1) Effective in 2011, we discontinued our HCV development program.

Historically, a large component of our total operating expense was our ongoing investment in research and development and, in particular, the clinical development of our product pipeline. For the periods presented, the largest component of our research and development expense relates to our ASCEND trial and the associated long-term rollover safety study, RECAP, to support approval of pirfenidone for the treatment IPF in the United States for which targeted enrollment is complete. In addition, we consider, and in the future may be required to complete, additional clinical studies with regard to pirfenidone in isolation or in combination with other treatment alternatives. We do not currently have any other product candidates in clinical development; however, we maintain a pre-clinical program and research development pipeline.

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

Milestone Payments to Third Parties

We made no third-party payments in 2013, 2012 or 2011 related to contractual milestone obligations that were charged directly to expense. In 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet and we incurred approximately $1.0 million, $1.0 million and $0.8 million of amortization expense in 2013, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Selling, general and administrative	$145,051	$105,295	$89,463	38%	18%

The increase in selling, general and administrative expenses for the year ended December 31, 2013 compared with the previous year is attributed to the expansion of our European and Canadian infrastructure including, but not limited to, additional headcount and increased market research activities. Additionally, we have incurred costs as we invest in pre-launch activities of pirfenidone for the United States market including hiring a commercial team and engaging in market research activities.

The increased spending for the year ended December 31, 2012 compared with the previous year is attributed to building our European infrastructure and investments in the pre-launch and commercial launch of Esbriet in Europe, including but not limited to additional headcount. The increase for the year ended December 31, 2012 was partially offset by a decrease in legal costs in connection with the global prosecution of our intellectual property portfolio, other regulatory and corporate matters, as well as expenses in connection with indemnification obligations to our former CEO.

Interest Income

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Interest income	$427	$586	$556	(27)%	5%

The slight differences in year to year interest income reflect the modest yields on our cash and short-term investments resulting from our conservative investment portfolio.

Interest Expense

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Interest expense	$(14,602)	$(8,927)	$(6,408)	64%	39%

The increase for the year ended December 31, 2013 compared to the same period in 2012 was the result of our issuance in January 2013 of $120.8 million aggregate principal 2.50% 2017 Notes offset by the $66.6 million pay down of 2015 Notes. Additional interest expense was recognized due to the accretion of our debt discount recorded in connection with the issuance of our 2017 Notes. Refer to Note 11 to our consolidated financial statements for further discussion of our 2017 Notes.

The increase for the year ended December 31, 2012 over 2011 was the result of our issuance in September 2011 of $155.3 million aggregate principal of 2.50% convertible senior notes due 2018.

Fair Value of Embedded Conversion Derivative

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Change in value of embedded conversion derivative	$2,422	$-	$-	100%	-%

The embedded conversion derivative in the 2017 Notes was initially recorded at $36.9 million based on our fair value measurement at the January 2013 debt issuance date. On May 30, 2013, upon obtaining stockholder approval of additional authorized shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The expense of $2.4 million recorded in the year ended December 31, 2013 primarily resulted from a decrease in our stock price during the period. The estimated fair value of the embedded conversion derivative was $34.5 million immediately prior to its reclassification to stockholders’ equity. Refer to Note 12 to our audited consolidated financial statements for further discussion of the embedded conversion derivative in the 2017 Notes.

Loss on Extinguishment of Debt

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Loss on extinguishment of notes	$(7,900)	$-	$-	100%	-%

This loss is attributed to the extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes in January 2013.

Other

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Other	$(1,610)	$(373)	$(658)	332%	(43)%

Other expense for the years presented consisted primarily of foreign currency losses related to the unhedged portion of our non-dollar denominated balance sheet exposures. The increased loss in 2013 compared to the same period in 2012 is in connection with our expansion in Europe and Canada.

Income Tax Provision (Benefit) Allocated to Continuing Operations

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Income tax provision (benefit)	$890	$(18,633)	$(4,594)	(105)%	306%

In 2013, we recorded a tax provision of approximately $1.5 million related to taxes payable to various foreign jurisdictions in which we sell our Esbriet product. We expect our tax burden to continue to increase in these, and other, jurisdictions as we continue to expand our product sales into new territories. The $1.5 million provision was offset by a $0.6 million credit in the U.S. related to the Actimmune sale as discussed below.

The change in our income tax provision (benefit) during the years 2013, 2012 and 2011 was largely driven by two factors: i) the profitability of certain of our subsidiaries in various foreign jurisdictions, and ii) the impact of the sale of our Actimmune operations on June 19, 2012 (see “Income Tax Provision Allocated to Discontinued Operations” below). In 2012 and 2011 substantially all of our tax provision (benefit) was derived from the effect of the Actimmune sale.

Income Tax Provision Allocated to Discontinued Operations

	Year Ended December 31,			Percentage Change
(in thousands, except percentages)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Income tax provision (benefit)	$626	$19,585	$4,616	(97)%	324%

On June 19, 2012 we sold our Actimmune business and classified Actimmune operations as discontinued. Intra-period tax allocation rules require that we allocate our tax provision between continuing operations and other categories of earnings, in this case, discontinued operations. Although we were able to utilize U.S. net operating loss carryforwards to offset potential taxes payable on the gain on sale of Actimmune we were required under the intra-period tax allocation rules to record a tax provision for the estimated taxes related to the discontinued Actimmune business, and to also record an associated benefit in our continuing operations. Accordingly, we recorded provisions for income tax of $0.6 million, $19.6 million and $4.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. Amounts recorded in 2013 relate to ongoing post-sale royalties payable to us by Actimmune, which are due to end in 2014. Additionally, we recorded offsetting tax benefits to our income tax provision (benefit) related to continuing operations in each of 2013, 2012 and 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and available for sale securities, cash generated from operations and proceeds from our convertible note and equity financings in June 2008, September 2011, January 2013 and November 2013.

At December 31, 2013, our capital resources consisted of cash, cash equivalents and available for sale securities of $387.0 million. Based on our current expectations, we believe our existing cash, cash equivalents and available for sale securities will be sufficient to meet our planned operations through at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support our development and clinical efforts and strategic initiatives, the expansion of sales, marketing and administrative activities, the timing of introduction of our product into new markets and the continuing market acceptance of our products. In particular, in order to continue to grow our commercial operations successfully, we may need to continue to increase the number of our managerial, operational, financial and other employees in the EEA, and if Esbriet is approved for sale in the United States we will need to do so in the United States, as well. Establishing a commercial infrastructure in the United States for Esbriet, if approved, will require significant capital expenditures, which may require us to raise additional capital.

Certain of our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our core operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, at any point in time we could have balances that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts on a regular basis, these cash balances could be impacted and we may be unable to access our cash if the underlying financial institutions fail or if we become subject to other adverse conditions in the financial markets. To date we have not experienced a lack of access to cash in any of our third-party financial institution accounts.

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

Cash Flows from Operating Activities

Cash used in operating activities was approximately $203.9 million during the year ended December 31, 2013, comprised primarily of a net loss of $219.6 million, as shown on the consolidated statement of operations, as well as changes to our working capital. Significant changes in working capital consisted of increases in accounts receivable and product inventory principally related to the launch of Esbriet in several new European countries. Additionally, accounts payable, accrued compensation and other accrued liabilities increased as a result of significant increases in headcount in Europe and the continued work on the ASCEND clinical trial which launched in the U.S. in mid-2011.

Cash Flows from Investing Activities

Cash used in investing activities was $7.5 million for the year ended December 31, 2013 comprised primarily of sales and maturities of available-for-sale securities of $201.5 million, partially offset by purchase of $206.9 million of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities of approximately $285.1 million for the year ended December 31, 2013 was due to the issuance of common stock, convertible senior notes and stock to our employees under our employee benefit plans. Also see above “Concurrent Public Offerings and Note Repurchases” for information related to our concurrent registered underwritten public offering completed in January 2013 of common stock and 2.50% convertible senior notes due 2017 and our registered public offering completed in November 2013 of common stock. The resulting aggregate net proceeds from the January 2013 common stock offering were approximately $145.7 million, after deducting underwriting discounts and expenses. The resulting aggregate net proceeds from the January 2013 convertible note offering were approximately $116.7 million, after deducting underwriting discounts and expenses. The resulting aggregate net proceeds from the November 2013 common stock offering were approximately $91.5 million, after deducting underwriting discounts and expenses.

We expect to incur net losses in the near term as we continue our commercialization and commercial launch activities of Esbriet in the European Union, continue the development of pirfenidone for approval in the United States with the ongoing ASCEND study, continue our research in the area of orphan fibrotic diseases, and continue to grow our operational capabilities. This forward-looking statement involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under “Item 1A. Risk Factors.” This forward-looking statement is also based upon our current plans and assumptions, which may change, and our capital requirements, which may increase in future periods. Our future capital requirements will depend on many factors, including, but not limited to:

•

capital requirements related to our commercialization and commercial launch activities of Esbriet for the European Union jurisdictions and the establishment of a commercial infrastructure in the United States, including the expansion of our commercial infrastructure and related personnel and facility expenses;

•	the timing and financial requirements of the ongoing Phase 3 clinical study of pirfenidone in the U.S. (ASCEND);
•	sales of Esbriet or any of our product candidates in development that receive commercial approval;
•	pricing and reimbursement from third-party payors for Esbriet;
•	our ability to partner our programs or products or enter into collaborative and/or strategic relationships with other companies;
•	the progress of our research and development efforts;
•	the scope and results of preclinical studies and clinical trials, including our ongoing PANORAMA and LOTUSS trials;
•	the costs, timing and outcome of regulatory reviews;
•	determinations as to the commercial potential of our product candidates in development;
•	the costs, timing and outcome of any current or future legal proceedings;
•	the pace of expansion of administrative expenses;
•	the status of competitive products and competitive barriers to entry;
•	the establishment and maintenance of manufacturing capacity through third-party manufacturing agreements;
•	the payments of annual interest on our long-term debt; and
•	the timing and size of payments we may receive from potential collaboration agreements.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of December 31, 2013, aggregated by type:

						2018 and
(in millions)	Total	2014	2015	2016	2017	Beyond
Long-term note obligations(1)	$327.2	$7.8	$25.7	$6.9	$127.7	$159.1
Operating leases	14.1	5.0	4.3	2.4	1.1	1.3
Non-cancellable purchase obligations - Other(2)	16.5	7.4	3.6	5.5	-	-
Research and development commitments(3)	25.2	20.6	2.3	2.3	-	-
Total contractual cash obligations(4)	$383.0	$40.8	$35.9	$17.1	$128.8	$160.4

(1) These amounts include accrued interest and principal amounts of our 5.00% convertible senior notes due 2015, 2.50% convertible notes due 2017 and the 2.50% convertible senior notes due 2018. See Note 11 of the consolidated financial statements.

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

Recent Accounting Pronouncements

See “Note 2: Summary of Significant Accounting Policies” of the Financial Statements in Part II, Item 8 of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

The securities in our investment portfolio are not leveraged, are classified as cash equivalents or available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including obligations of U.S. government-sponsored enterprises, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as cash equivalents or available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Substantially all investments mature within approximately one year from the date of purchase. Our holdings of the securities of any one issuer, except obligations of U.S. government-sponsored enterprises, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2013 by effective maturity (in million, except percentages):

							Fair Value at
	2014	2015	2016	2017	2018 and Beyond	Total	December 31, 2013
Assets
Cash equivalents and available-for-sale securities	$230.4	$22.0	$-	$-	$-	$252.4	$252.5
Average interest rate	0.3%	0.1%	-%	-%	-%	0.2%	-%

Liabilities
5.00% convertible senior notes due 2015	$-	$18.4	$-	$-	$-	$18.4	$21.0
Average interest rate	-%	5.0%	-%	-%	-%	5.0%	-%
2.50% convertible senior notes due 2017	$-	$-	$-	$120.8	$-	$120.8	$166.6
Average interest rate	-%	-%	-%	2.5%	-%	2.5%	-%
2.50% convertible senior notes due 2018	$-	$-	$-	$-	$155.3	$155.3	$139.9
Average interest rate	-%	-%	-%	-%	2.5%	2.5%	-%

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2012 by effective maturity (in millions, except percentages):

							Fair Value at
	2013	2014	2015	2016	2017 and Beyond	Total	December 31, 2012
Assets
Cash equivalents and available-for-sale securities	$217.3	$-	$-	$-	$-	$217.3	$216.9
Average interest rate	0.3%	-%	-%	-%	-%	0.3%	-%

Liabilities
5.00% convertible senior notes due 2015	$-	$-	$85.0	$-	$-	$85.0	$85.3
Average interest rate	-%	-%	5.0%	-%	-%	5.0%	-%
2.50% convertible senior notes due 2018	$-	$-	$-	$-	$155.3	$155.3	$121.3
Average interest rate	-%	-%	-%	-%	2.5%	2.5%	-%

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

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InterMune, Inc.

We have audited the accompanying consolidated balance sheets of InterMune, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterMune, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InterMune, Inc.‘s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014 expressed an unqualified report thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 21, 2014

INTERMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2013	2012
	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$191,433	$117,748
Available-for-sale securities	195,574	190,238
Accounts receivable, net	21,436	6,767
Inventories	11,125	10,020
Prepaid expenses and other current assets	9,600	6,878
Total current assets	429,168	331,651
Property and equipment, net	4,706	4,332
Acquired product rights, net	17,250	18,250
Other assets (includes restricted cash of $4,531 and $3,813 at December 31, 2013 and 2012, respectively)	11,509	9,233
Total assets	$462,633	$363,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,778	$18,887
Accrued compensation and benefits	17,148	11,528
Accrued expenses and other current liabilities	29,122	26,256
Total current liabilities	63,048	56,671
Convertible notes	265,102	240,250
Other long-term liabilities	200	228
Commitments and contingencies (Notes 16 and 19)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Common stock, $0.001 par value; 175,000 and 100,000 shares authorized; 89,608 and 66,050 shares issued and outstanding at December 31, 2013 and 2012, respectively	90	66
Additional paid-in capital	1,450,937	1,163,700
Accumulated other comprehensive income	774	501
Accumulated deficit	(1,317,518)	(1,097,950)
Total stockholders' equity	134,283	66,317
Total liabilities and stockholders' equity	$462,633	$363,466

See accompanying notes to consolidated financial statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue, net
Esbriet product sales	$70,339	$26,174	$2,778
Collaboration revenue	-	-	2,629
Total revenue, net	70,339	26,174	5,407
Cost and expenses:
Cost of goods sold	10,406	8,916	1,406
Research and development	113,506	106,571	74,973
Selling, general and administrative	145,051	105,295	89,463
Total costs and expenses	268,963	220,782	165,842
Loss from operations	(198,624)	(194,608)	(160,435)
Other income (expense):
Interest income	427	586	556
Interest expense	(14,602)	(8,927)	(6,408)
Change in value of embedded conversion derivative	2,422	-	-
Loss on extinguishment of notes	(7,900)	-	-
Other	(1,610)	(373)	(658)
Loss from continuing operations before income taxes	(219,887)	(203,322)	(166,945)
Income tax provision (benefit)	890	(18,633)	(4,594)
Loss from continuing operations, net of income taxes	(220,777)	(184,689)	(162,351)
Income from discontinued operations, net of income taxes	1,209	34,608	7,577
Net loss	$(219,568)	$(150,081)	$(154,774)

Basic and diluted net income (loss) per common share:
Continuing operations	$(2.71)	$(2.83)	$(2.70)
Discontinued operations	0.01	0.53	0.12
Net loss per share	$(2.70)	$(2.30)	$(2.58)

Shares used in computing basic and diluted net income (loss) per common share	81,391	65,184	60,100

See accompanying notes to consolidated financial statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(219,568)	$(150,081)	$(154,774)
Other comprehensive loss:
Foreign currency translation adjustment	326	(573)	961
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period	(55)	52	116
Less: Reclassification adjustments for gains (losses) transferred to net loss	2	(3)	(15)
Total other comprehensive income (loss)	273	(524)	1,062
Comprehensive loss	$(219,295)	$(150,605)	$(153,712)

See accompanying notes to consolidated financial statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2010	56,594	$57	$942,375	$(37)	$(793,095)	$149,300
Net unrealized loss on available-for-sale securities	-	-	-	101	-	101
Foreign currency translation adjustment	-	-	-	961	-	961
Net loss	-	-	-	-	(154,774)	(154,774)
Comprehensive loss						(153,712)
Exercise of stock options	1,850	1	33,500	-	-	33,501
Stock issued under employee stock purchase plan	90	-	1,129	-	-	1,129
Issuance of common stock in exchange for convertible notes	2,079	2	44,961	-	-	44,963
Issuance of common stock in a public offering at $24.00 per share, net of issuance costs of $5,612	4,600	5	104,783	-	-	104,788
Issuance of restricted stock to employees, net of forfeitures	89	-	7,017	-	-	7,017
Stock compensation related to employee stock benefit plans	-	-	11,182	-	-	11,182
Balances at December 31, 2011	65,302	65	1,144,947	1,025	(947,869)	198,168
Net unrealized loss on available-for-sale securities	-	-	-	49	-	49
Foreign currency translation adjustment	-	-	-	(573)	-	(573)
Net loss	-	-	-	-	(150,081)	(150,081)
Comprehensive loss						(150,605)
Exercise of stock options	293	-	2,633	-	-	2,633
Stock issued under employee stock purchase plan	131	-	1,011	-	-	1,011
Issuance of restricted stock to employees, net of forfeitures	324	1	4,951	-	-	4,952
Stock compensation related to employee stock benefit plans	-	-	10,158	-	-	10,158
Balances at December 31, 2012	66,050	66	1,163,700	501	(1,097,950)	66,317
Net unrealized loss on available-for-sale securities	-	-	-	(53)	-	(53)
Foreign currency translation adjustment	-	-	-	326	-	326
Net loss	-	-	-	-	(219,568)	(219,568)
Comprehensive loss						(219,295)
Exercise of stock options	171	1	1,524	-	-	1,525
Equity component of senior convertible notes	-	-	34,465	-	-	34,465
Issuance of common stock in a public offering at $9.90 per share, net of issuance costs of $7,964	15,525	16	145,718	-	-	145,734
Issuance of common stock in a public offering at $13.00 per share, net of issuance costs of $5,689	7,475	7	91,479	-	-	91,486
Stock issued under employee stock purchase plan	248	-	1,766	-	-	1,766
Issuance of restricted stock to employees, net of forfeitures	139	-	3,968	-	-	3,968
Stock compensation related to employee stock benefit plans	-	-	8,317	-	-	8,317
Balances at December 31, 2013	89,608	$90	$1,450,937	$774	$(1,317,518)	$134,283
See accompanying notes to consolidated financial statements

INTERMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows used in operating activities:
Net loss	$(219,568)	$(150,081)	$(154,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,285	15,110	18,199
Amortization of note discount and note issuance costs	6,883	815	983
Change in fair value of embedded conversion derivative	(2,422)	-	-
Gain on sale of discontinued operations	-	(51,335)	-
Depreciation and amortization expense	2,770	2,199	1,926
Loss on extinguishment of notes	7,900	-	-
Net realized gains on sales of available-for-sale securities	(2)	(3)	(15)
Other	298	(459)	837
Changes in operating assets and liabilities:
Accounts receivable, net	(14,669)	(3,003)	(2,054)
Inventories	(1,105)	(5,529)	(5,069)
Prepaid expenses	(2,722)	1,166	(4,435)
Other assets	63	(2,154)	10,269
Accounts payable and accrued compensation	3,511	11,303	3,992
Other accrued liabilities	2,866	9,341	3,790
Net cash used in operating activities	(203,912)	(172,630)	(126,351)
Cash flows from investing activities:
Proceeds from the divestiture of Actimmune	-	55,000	-
Purchases of property and equipment	(2,144)	(3,190)	(2,271)
Purchases of available-for-sale securities	(206,869)	(298,162)	(437,886)
Maturities of available-for-sale securities	180,468	265,615	228,549
Sales of available-for-sale securities	21,014	32,542	203,761
Acquisition of product rights	-	-	(20,000)
Net cash (used in) provided by investing activities	(7,531)	51,805	(27,847)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	237,220	-	104,788
Proceeds from convertible senior notes, net of issuance costs	116,800	-	150,225
Repurchase of convertible senior notes	(72,183)	-	-
Proceeds from issuance of common stock under employee stock benefit plans	3,291	3,644	34,630
Net cash provided by financing activities	285,128	3,644	289,643
Net increase (decrease) in cash and cash equivalents	73,685	(117,181)	135,445
Cash and cash equivalents at beginning of period	117,748	234,929	99,484
Cash and cash equivalents at end of period	$191,433	$117,748	$234,929
Supplemental disclosure of cash flow information:
Interest paid in cash	$8,814	$8,088	$4,306
Non-cash financing activities:
Reclassification of derivative liability to stockholders' equity	$34,465	$-	$-
Issuance of common stock in exchange for convertible notes	$-	$-	$44,963

See accompanying notes to consolidated financial statements

InterMune, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “we,” and the “Company”) is a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Pulmonology is the field of medicine concerned with the diagnosis and treatment of lung conditions. We have a product in pulmonology, pirfenidone, which is an orally active, small molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 28 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in various European countries, including key markets such as France, Italy and the UK. In addition, we launched in Canada in January 2013.

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

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing. Such divestiture was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, that we entered into with Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented. As a consequence of the divestiture, we were required to apply intraperiod tax allocation rules for the purposes of calculating our provision (benefit) for income taxes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of InterMune and its wholly-owned subsidiary, InterMune Holdings Ltd., along with our other wholly-owned subsidiaries located in Austria, Canada, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the UK. All inter-company balances and transactions have been eliminated.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our allowances for doubtful accounts, product returns and rebates; excess/obsolete inventories; acquired product rights, the effects of inventory purchase commitments on inventory; certain accrued clinical and preclinical expenses and contingent liabilities and provision (benefit) for income taxes. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Cash, cash equivalents and investments are deposited with financial institutions or invested in security issuers that management believes are creditworthy. Deposits may, at times, exceed the amount of insurance provided on such deposits. To date, we have not experienced any losses on invested cash and cash equivalents.

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in Europe and Canada. Accounts receivable are recorded net of allowances for government rebate programs and doubtful accounts. Estimates for government rebates are based on contractual terms. Estimates for doubtful accounts are based on historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by territory and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management’s expectation. As of December 31, 2013, our accounts receivable in Southern Europe, specifically Italy and Spain, totaled approximately $6.5 million, of which $0.8 million were greater than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2013.

Cash, Cash Equivalents and Available-For-Sale Securities

Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months. We classify all of our debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. We have estimated the fair value amounts by using quoted market prices or through a discounted cash flow analysis. The cost of securities sold is based on the specific identification method.

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

Fair Value of Other Financial Instruments

Other financial instruments, including accounts receivable and accounts payable, are carried at historical cost, which we believe approximates fair value because of the short-term nature of these instruments. For both 2013 and 2012, we determined the fair value of the outstanding balances of our notes payable using readily available market information.

See also Note 7 for further details of our fair value instruments.

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

On May 30, 2013, we obtained stockholder approval to an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock from 100,000,000 to 175,000,000. As a result of the increase in authorized number of shares, we can now settle the 2017 Notes in cash, stock, or a combination thereof, solely at our election. Accordingly, the derivative associated with the embedded conversion derivative was marked to fair value of $34.5 million at May 30, 2013 and the long-term liability was reclassified to stockholders’ equity.

See also Note 12 for further details of our embedded conversion derivative.

Foreign Currency Translation, Transactions and Contracts

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. We record net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in “other” as a component of other income (expense). Transaction gains and losses are net of those recognized on foreign exchange contracts.

We hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency exchange forward contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we limit the risk that counterparties to these contracts may be unable to perform. We also limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading or speculative purposes, nor do we hedge our net investment in any of our foreign subsidiaries.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method which approximates first-in first-out. We enter into purchase obligations to purchase our inventory based upon sales forecasts to enable us to mitigate some of the risk associated with the long lead times required to manufacture our products. We periodically review the composition of our inventories in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciated. We compute depreciation using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Useful Lives
Computer and laboratory equipment	3 to 5 years
Office furniture and fixtures	3 to 5 years
Leasehold improvements	Length of lease

Acquired Product Rights

Initial payments for the acquisition of products that, at the time of acquisition, are already marketed or are approved by the FDA or the European Commission (“EC”) for marketing are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, the remaining patent life of the product and our assessment of future sales and profitability of the product. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We assess intangible assets with finite lives for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable and adjust the asset value and/or useful life when appropriate. Initial payments for the acquisition of product candidates that, at the time of acquisition, are under development or are not approved by the FDA or EC for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development costs.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic No. 360, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. We have recognized no impairment losses on long-lived assets during the three years ended December 31, 2013.

Revenue Recognition

Revenue is generated from product sales and recorded net of mandatory government rebates. We only ship product upon receipt of valid orders from customers, such as pharmacies and hospitals, which are in turn a result of actual patient prescriptions. Delivery is considered to have occurred when title passes to a credit-worthy customer. We include shipping and handling costs in cost of goods sold. Pursuant to terms and conditions of sale, our customers have no general right of product return but we permit returns if the product is damaged or defective when received by the customer. Such restriction on product returns is common practice in the markets in which we sell, and as a result, we have had no significant expenses related to product returns, damaged or expired goods.

To date, all significant amounts recorded as estimates of items that reduce gross revenue related solely to mandatory government rebates, many of which were negotiated on a confidential basis with the respective government reimbursement agencies. Our estimation of these rebates requires only the application of pre-specified rates, determined as part of pre-launch pricing negotiations with the relevant government reimbursement agencies, to sales of our product as applicable. We recognize these mandatory government rebates as reductions of product sales and the recording of these rebates is substantially mechanical in nature and does not involve the application of significant judgment. Fluctuations in the amounts recorded for these rebates relate solely to increased sales or the eventual payment of amounts due to the various government agencies. To date, we have had no significant charges or credits related to prior period estimates.

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

Commitments and Contingencies

From time to time, we may be a party to various legal proceedings related to our business, including but not limited to civil complaints and matters relating to our Indemnity agreement with our former chief executive officer, Dr. Harkonen. This agreement obligates us to advance all expenses, including attorneys’ fees, incurred by our former chief executive officer in connection with any legal or similar proceeding, subject to initial coverage of these expenses through our insurance policies. Our policy is to accrue for defense costs as the related legal services are performed on our behalf and on behalf of our former chief executive officer, who has exhausted all insurance coverage previously available under our original indemnity agreement with him. On August 5, 2013, Dr. Harkonen filed a petition for a writ of certiorari seeking review by the United States Supreme Court. The U.S. Supreme Court denied Dr. Harkonen’s petition on December 16, 2013. As the legal proceeding against him is finally completed with no further right to appeal, we do not anticipate additional costs related to the indemnity agreement. See Note 16 to these financial statements.

Income Taxes

Our income tax provision is computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, and changes in the mix of earnings in the various tax jurisdictions in which we operate. As a result of our divestiture of our worldwide development and commercialization rights to Actimmune, we apply intra-period tax allocation rules which require that we allocate our tax provision (benefit) between continuing operations and discontinued operations. Although we were able to utilize U.S. net operating loss carryforwards to offset potential taxes payable on the gain on sale of Actimmune we were required under the intra-period tax allocation rules to record a tax provision for the estimated taxes related to the discontinued Actimmune business, and to also record an associated benefit in our continuing operations.

We follow the provisions of ASC 740, Income Taxes, which requires that we determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in our financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. with various federal, state and local tax authorities and we also file in various foreign jurisdictions. Tax years beginning in 1998 through 2012 remain open to examination by the major taxing authorities to which we are subject. Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our statement of operations and through December 31, 2013, we had not incurred any such interest or penalties.

Comprehensive Income (Loss)

ASC 220-10, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains or losses on our available-for-sale securities, to be included in total comprehensive income (loss). Total comprehensive income (loss) for each of the periods presented is disclosed in the Consolidated Statements of Comprehensive Loss. Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, we include in other comprehensive income (loss) changes in the fair value of our available-for-sale investments and foreign currency translation adjustments.

Net Income (Loss) Per Share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying Consolidated Statements of Operations because the reported net loss in each of these periods results in their inclusion being antidilutive. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and shares subject to repurchase are determined under the treasury stock method. The potential dilutive shares of our common stock issuable on conversion of our convertible notes are determined using the “if-converted” method.

For the calculation of net loss per share, securities excluded were as follows:

	As of December 31,
	2013	2012	2011
	(in thousands)
Common stock options and awards	5,888	4,654	4,112
Shares issuable upon conversion of convertible notes	15,237	9,384	9,384

The following table is a reconciliation of the denominator used in the calculation of basic and diluted net (loss) income per share attributable to our common stockholders:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Denominator:
Weighted-average shares of common stock outstanding	81,957	65,728	61,071
Less: Weighted-average shares subject to repurchase	(566)	(544)	(971)
Weighted-average shares used in computing net loss per common share – basic and diluted	81,391	65,184	60,100

Stock-Based Compensation

ASC 718-10, Stock Compensation, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We use the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected volatility, the expected term of the award and estimated forfeitures.

Segment Information

In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in one operating segment: the research, development and commercialization of innovative therapies in pulmonary and orphan fibrotic diseases.

3.  DISCONTINUED OPERATIONS

On June 19, 2012, we completed the divestiture of our worldwide development and commercialization rights to the pharmaceutical product containing Interferon Gamma-1b sold by us under the trade name Actimmune for $55.0 million in cash, plus certain conditional royalty payments for a period of two years following the closing (the transaction is referred to herein as the “Asset Sale”). The Asset Sale was consummated pursuant to the terms of the Asset Purchase Agreement, dated as of May 17, 2012, by and among InterMune and Vidara Therapeutics International Limited, an Irish company, Vidara Therapeutics Holdings LLC, a Delaware limited liability company and Vidara Therapeutics Research Limited, an Irish company, as amended on June 18, 2012. The operating results of our Actimmune activities have been reclassified as discontinued operations for all periods presented. As a consequence of the divestiture, we were required to apply intraperiod tax allocation rules for the purposes of calculating our provision (benefit) for income taxes.

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Actimmune revenue, net	$2,000	$7,415	$20,223
Costs and expenses:
Cost of goods sold	-	4,279	7,301
General and administrative	165	278	729
Total costs and expenses	165	4,557	8,030
Income from discontinued operations	1,835	2,858	12,193
Gain on sale of discontinued operations	-	51,335	-
Income and gains related to discontinued operations, before tax	1,835	54,193	12,193
Income tax expense	626	19,585	4,616
Income from discontinued operations, net of income taxes	$1,209	$34,608	$7,577

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations recorded in 2012 is calculated as follows (in thousands):

Cash proceeds received from sale	$55,000
Less Actimmune assets sold:
Inventories, net	(1,729)
Less direct transaction costs:
Legal and financial	(1,936)
Gain	$51,335

4.  ACQUIRED PRODUCT RIGHTS AND LICENSES

Marnac, Inc./KDL GmbH (pirfenidone)

In November 2007, we entered into asset purchase agreements with Marnac and KDL whereby we purchased, among other things, pirfenidone-related assets. In March 2011, we received authorization to market Esbriet (pirfenidone) in the European Union and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet of twenty years and we incurred $1.0 million of amortization expense in both 2013 and 2012 and $0.8 million in 2011. Amortization expense is expected to be $1.0 million per year for each of the next five years.

The following table reflects our acquired product rights under these agreements:

	As of December 31,
	2013	2012
	(in thousands)
Gross carrying amount	$20,000	$20,000
Accumulated amortization	(2,750)	(1,750)
Net carrying amount	$17,250	$18,250

5.  SPONSORED RESEARCH AND COLLABORATION AGREEMENTS

2010 Roche Collaboration Agreement (Protease Inhibitors)

In December 2010, we entered into a research agreement with Roche that focused on research to identify and develop next-generation protease inhibitors for the treatment of HCV. Under terms of the agreement, Roche funded all research costs related to the programs for the term of the research program, July 1, 2010 to June 30, 2011. The deliverable in this arrangement consists solely of research services performed by us on behalf of Roche. For the year ended December 31, 2011, we received approximately $2.6 million in reimbursements under this agreement that was recorded as collaboration revenue. In February 2011, Roche terminated the agreement without taking a license to any compounds resulting from the research program. Therefore, we will not be receiving any development or commercialization milestones or royalties from Roche under the agreement.

6.  DERIVATIVE INSTRUMENTS

We conduct business throughout Europe and Canada and therefore, we are exposed to adverse movements in foreign currency exchange rates.

We conduct business throughout Europe and Canada and therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. We do not enter into such contracts for trading or speculative purposes. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in “other” as a component of other income (expense) in our Consolidated Statements of Operations and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Our net losses were $0.6 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively, compared to a net gain of $0.6 million for the year ended December 31, 2011. The notional value of our outstanding currency hedges was 9.5 million and 6.0 million euros at December 31, 2013 and 2012, respectively, and the fair value of these outstanding derivatives at December 31, 2013 and 2012 was a loss of $0.2 million and zero, respectively.

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

In addition to our foreign exchange forward contract derivative instruments, we also had an embedded derivative option related to our 2017 Notes. See Note 12 to these financial statements for details of our embedded conversion derivative.

7.  FAIR VALUE

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

The following table represents the fair value hierarchy for our financial assets which require fair value measurement on a recurring basis:

	As of December 31, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$40,739	$-	$-	$40,739
Obligations of government-sponsored enterprises	-	145,942	-	145,942
Corporate debt securities	-	39,134	-	39,134
Commercial paper	-	26,662	-	26,662
Total	$40,739	$211,738	$-	$252,477

	As of December 31, 2012
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$7,777	$-	$-	$7,777
Obligations of government-sponsored enterprises	-	144,806	-	144,806
Corporate debt securities	-	31,438	-	31,438
Commercial paper	-	32,891	-	32,891
Total	$7,777	$209,135	$-	$216,912

Level 2 Inputs

We estimate the fair values of our governmental related debts, corporate debt, residential mortgage and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Substantially all of our foreign currency derivatives contracts have maturities primarily over an 18 month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor’s, Moody’s Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.

The following table summarizes the carrying and fair value of our Level 2 convertible senior notes payable:

	As of December 31,
	2013		2012
	(in thousands)
	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes due 2015	$18,360	$21,028	$85,000	$85,286
Convertible senior notes due 2017	91,492	166,563	-	-
Convertible senior notes due 2018	155,250	139,930	155,250	121,326
Total	$265,102	$327,521	$240,250	$206,612

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

The following table sets forth the changes in the estimated fair value for our Level 3 classified embedded conversion derivative:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Fair value measurement at beginning of period	$-	$-	$-
Embedded conversion derivative recorded in connection with 2017 Notes	36,887	-	-
Change in fair value measurement included in operating expenses	(2,422)	-	-
Derivative liability reclassified to stockholders' equity	(34,465)
Fair value measurement at end of period	$-	$-	$-

8.  CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities included in cash equivalents or available-for-sale securities:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
December 31, 2013	(in thousands)
Money market funds	$40,739	$-	$-	$40,739
Obligations of government-sponsored enterprises	145,890	52	-	145,942
Corporate debt securities	39,123	18	(7)	39,134
Commercial paper	26,662	-	-	26,662
Total	$252,414	$70	$(7)	$252,477

	Amortized
	cost	Fair value
	(in thousands)
Reported as:
Cash equivalents	$56,903	$56,903
Available-for-sale securities	195,511	195,574
Total	$252,414	$252,477

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
December 31, 2012	(in thousands)
Money market funds	$7,777	$-	$-	$7,777
Obligations of government-sponsored enterprises	144,747	59	-	144,806
Corporate debt securities	31,382	56	-	31,438
Commercial paper	32,890	1	-	32,891
Total	$216,796	$116	$-	$216,912

	Amortized
	cost	Fair value
	(in thousands)
Reported as:
Cash equivalents	$26,674	$26,674
Available-for-sale securities	190,122	190,238
Total	$216,796	$216,912

Cash and cash equivalents in the tables above exclude cash of $134.5 million and $91.1 million as of December 31, 2013 and 2012, respectively.

Realized gains and losses calculated based on the specific identification method were not material for the years ended December 31, 2013, 2012 and 2011.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities by contractual maturity:

	December 31, 2013
	Amortized
	Cost	Fair Value
	(in thousands)
Mature in less than one year	$230,435	$230,490
Mature in one to three years	21,979	21,987
Total	$252,414	$252,477

9. BALANCE SHEET COMPONENTS

Inventories

Inventories consist of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$6,962	$7,310
Work in process	1,951	1,097
Finished goods	2,212	1,613
Inventories	$11,125	$10,020

Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2013	2012
	(in thousands)
Computer and laboratory equipment	$17,959	$16,398
Office furniture and fixtures	4,613	4,441
Leasehold improvements	11,632	11,232
Total	34,204	32,071
Less accumulated depreciation	(29,498)	(27,739)
Property and equipment, net	$4,706	$4,332

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $1.2 million and $1.2 million, respectively.

Other Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued clinical trial costs	$6,331	$8,732
Accrued research and development	2,586	3,090
Accrued interest	1,575	2,559
Medicaid and TriCare rebates	-	2,741
Provision for rebates	5,926	1,900
Royalties payable	981	-
Income taxes payable	747	679
Other accrued liabilities	10,976	6,555
Accrued expenses and other current liabilities	$29,122	$26,256

10.  COMPREHENSIVE LOSS

The balance of accumulated other comprehensive income, net of taxes, for the years ended December 31, 2013, 2012 and 2011, was as follows:

			Accumulated
	Foreign	Unrealized gains	other
	currency	(losses) on	comprehensive
	translation	securities	income
	(in thousands)
Balance at December 31, 2011	$958	$67	$1,025
Total other comprehensive income (loss)	(573)	49	(524)
Balance at December 31, 2012	385	116	501
Total other comprehensive income (loss)	326	(53)	273
Balance at December 31, 2013	$711	$63	$774

Realized gains and losses were not material for the years ended December 31, 2013, 2012 and 2011, and have been reclassified to other income (expense) on the statements of operations.

11. CONVERTIBLE NOTES

In June 2008, we issued $85.0 million in 5.00% convertible senior notes due 2015 (the “2015 Notes”). The 2015 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our existing senior debt, and rank senior in right of payment to all of our existing subordinated debt. Interest accrues from the date of issuance and is payable in arrears on March 31 and September 30 of each year commencing on September 30, 2008. The 2015 Notes will mature on March 1, 2015. Holders of the 2015 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2015 Notes is 52.9661 shares of common stock, equivalent to a conversion price of approximately $18.88 per share. Offering expenses and underwriting discounts in the aggregate of approximately $0.6 million related to the sale of the 2015 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2015 Notes, which is approximately seven years from the date of issuance. In January 2013, we repurchased approximately $66.6 million of our outstanding 2015 Notes and at December 31, 2013, $18.4 million of principal remained outstanding under the 2015 Notes.

In September 2011, we issued $155.3 million in 2.50% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes are general unsecured senior obligations of the Company and rank equal in right of payment with the Company’s other senior unsecured debt and rank senior in right of payment to all of our existing and future subordinated debt. Interest accrues from the date of issuance and is payable in arrears on March 15 and September 15 of each year commencing on March 15, 2012. The 2018 Notes will mature on September 15, 2018. Holders of the 2018 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2018 Notes is 31.4465 shares of common stock, equivalent to a conversion price of approximately $31.80 per share. Offering expenses and underwriting discounts in the aggregate of approximately $5.0 million related to the sale of the 2018 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2018 Notes, which is approximately seven years from the date of issuance. At December 31, 2013, $155.3 million of principal remained outstanding under the 2018 Notes.

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock (“Common Stock Offering”) and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due December 15, 2017 (the “2017 Notes” and the “Convertible Note Offering”). The resulting aggregate net proceeds from the Common Stock Offering were approximately $145.7 million, after deducting underwriting discounts and expenses. The resulting aggregate net proceeds from the Convertible Note Offering were approximately $116.8 million, after deducting underwriting discounts and expenses. Interest on the 2017 Notes accrues from the date of issuance and is payable in arrears on June 15 and December 15 of each year commencing on June 15, 2013. The holders of the 2017 Notes may convert their 2017 Notes into shares of our common stock at a conversion rate of 77.7001 shares per $1,000 principal amount of notes, subject to adjustment (representing a conversion price of approximately $12.87 per share). We can convert or redeem the 2017 Notes by delivery of shares, cash or a combination of shares and cash at our election.

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

On or after June 20, 2015, we may redeem for cash all or part of the then outstanding 2017 Notes but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending within 10 trading days of immediately prior to the date we provide the notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price in this case will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing new securities or repurchasing any of our other securities.

In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 2015 Notes for cash of $72.2 million. This repurchase was accounted for as an extinguishment of debt and we recorded a loss on extinguishment of debt of $7.9 million which comprised $5.5 million of premium paid to the holders of the 2015 Notes, $2.2 million related to the excess of the deemed issuance fair value over the issuance price (par) of the 2017 Notes (but only for those holders of the repurchased 2015 Notes who subsequently invested in our 2017 Notes) and $0.2 million related to the write-off of the initial debt issuance costs for these 2015 Notes.

The following is a summary of the interest expense recognized on the 2017 Notes:

Year Ended December 31,
2013
(in thousands)
Contractual coupon interest	$2,834
Accretion of note discount	5,431
Amortization of note issuance costs	707
Total interest expense	$8,972

12. EMBEDDED CONVERSION DERIVATIVE

FASB Accounting Standards Codification (ASC) Topic 470 (ASC 470), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) requires the issuer of convertible debt that may be settled in shares or cash upon conversion at the issuer’s option, such as our 2017 Notes, to account for the liability and equity components of such instruments separately by bifurcating the embedded conversion derivative (the “derivative”) from the host debt instrument. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result of the issuance of the 2017 Notes, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date, and we were therefore required to value the derivative and recognize its fair value as a long-term liability. The fair value of this derivative at the time of issuance was $36.9 million and was recorded as the original debt discount for the purposes of accounting for the debt component of the 2017 Notes. This debt discount is being accreted to interest expense using an effective interest rate of 9.9% over the remaining 4 year term of the 2017 Notes.

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

13. COMMON AND PREFERRED STOCK

Public Offerings

In November 2013, we completed a registered underwritten public offering of 7,475,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $91.5 million, after deducting underwriting discounts and expenses.

In January 2013, we completed a registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The resulting aggregate net proceeds from the common stock offering were approximately $145.7 million, after deducting underwriting discounts and expenses. The resulting aggregate net proceeds from the convertible note offering were approximately $116.8 million, after deducting underwriting discounts and estimated expenses. In January 2013, we used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% convertible senior notes due 2015 (the “2015 Notes”) for proceeds of $72.2 million.

In September 2011, we completed a registered underwritten public offering of 4,600,000 shares of our common stock and a concurrent registered underwritten public offering of $155.3 million aggregate principal amount of 2.50% convertible senior notes due 2018 (“2018 Notes”). The aggregate net proceeds from our concurrent offerings was approximately $255.0 million, after deducting underwriting discounts and commissions and related offering expenses.

On January 29, 2010, we completed a public offering of approximately 8,050,000 shares of registered common stock, at a price of $14.10 per share, before underwriting discounts. We received net proceeds of approximately $106.8 million after deducting underwriting fees of approximately $6.0 million and other related expenses of approximately $0.7 million. Subsequent to this transaction, we made an accelerated payment to the U.S. Department of Justice of approximately $9.2 million in February 2010 as full payment of our financial obligation under the Civil Settlement Agreement described in Note 16 below.

On February 19, 2009, we completed a public offering of approximately 4,025,000 shares of registered common stock, at a price of $16.35 per share. We received net proceeds of approximately $63.4 million after deducting underwriting fees and other related expenses of $2.4 million.

Stockholder Rights Agreement

In July 2001, our Board of Directors approved the adoption of a Stockholder Rights Agreement, which provided for the distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The dividend was paid on August 3, 2001 to the stockholders of record on that date. The Rights expired on August 3, 2011.

14. STOCK-BASED COMPENSATION

The following table reflects stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of goods sold	$67	$198	$54
Research and development	3,754	5,041	5,683
Selling, general and administrative	8,464	9,871	12,462
Total stock-based compensation expense	$12,285	$15,110	$18,199

Stock Compensation Plans

In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan, which was most recently amended and approved by stockholders at the Company’s 2013 Annual Meeting of Stockholders and re-named the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). In 2000, a total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Plan. Up through and including 2013, an additional 19,398,320 shares of common stock have been reserved for issuance under the 2000 Plan, which shares include the rollover of shares from the Directors’ Plan discussed below. The 2000 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to repurchase rights, to directors, employees and consultants. Shares issued pursuant to the exercise of an unvested option are subject to our right of repurchase which lapses over periods specified by the Board of Directors, generally four years from the date of grant. Options not immediately exercisable generally vest up to a maximum of four years. Options previously granted under the 2000 Plan had a maximum term of 10 years. Effective May 15, 2007, new option grants have a maximum term of 7 years.

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

Restricted Stock Awards and Units

Restricted stock awards and units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards and units offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock, we recognized $4.0 million in compensation expense during the year ended December 31, 2013, compared to $5.0 million, and $7.0 million in the years ended December 31, 2012 and 2011, respectively. As all of the restricted stock vests through 2014 and beyond, we will continue to recognize stock based compensation expense related to the grants of these restricted stock. If all of the remaining restricted stock awards and units that were granted in the past four years vest, we will recognize approximately $12.5 million in compensation expense over a weighted average remaining period of 2.1 years and 2.5 years for restricted stock awards and units, respectively. However, no compensation expense will be recognized for stock awards or units that do not vest.

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase our common stock through payroll deductions, our Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of 2013, we issued a cumulative total of 1,433,785 shares under the ESPP, including 247,816 issued in 2013. The number of shares available for future issuance under the plan were 954,725 at December 31, 2013. Beginning January 1, 2001 and continuing through and including January 1, 2006, the amount of common stock reserved for issuance under the ESPP increased annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such January 1, (ii) 400,000 shares of common stock, or (iii) a number of shares as determined by the Board of Directors prior to January 1, which shall be lesser than (i) or (ii) above.

Valuation Assumptions

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2013, 2012 and 2011 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	84%	90%	80%
Risk-free interest rate	1.1%	0.8%	1.4%
Expected term (in years)	4.6	4.6	4.6
Expected dividend yield	-	-	-

We estimated the fair value of our employees’ stock purchase rights under our employee stock purchase plan using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	57%	72%	94%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5
Expected dividend yield	-	-	-

The weighted-average fair value for purchase rights granted under the employee stock purchase plan for the years ended December 31, 2013, 2012 and 2011 was $3.44, $3.23 and $15.46, respectively.

The stock option and related activity under all of our stock option plans is summarized as follows:

Stock options	Number of Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Balance at December 31, 2012	4,653,816	$16.90	$1,103
Granted	1,742,589	10.90
Exercised	(169,081)	9.01
Forfeited	(205,555)	16.41
Expired	(1,004,873)	20.81
Balance at December 31, 2013	5,016,896	$14.33	$16,372
Vested or expected to vest at December 31, 2013	4,718,782	$14.51	$15,270
Exercisable at December 31, 2013	2,484,147	$16.14	$7,177

The weighted-average fair value per share of options granted during the years ended December 31, 2013, 2012 and 2011 was $7.58, $7.26 and $21.28, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $0.8 million, $0.5 million, and $39.0 million, respectively. Intrinsic value for stock options is defined as the difference between the market value and the exercise price on the date of exercise.

The following table summarizes information about options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$8.05 — $9.29	1,232,496	4.51	$8.79	779,754	$8.69
$9.73 — $10.10	1,466,785	5.97	10.02	259,590	10.08
$10.20 — $14.86	1,026,086	4.94	12.65	560,644	12.48
$15.00 — $39.46	1,259,004	4.11	25.31	861,011	26.30
$45.51 — $47.42	32,525	4.15	46.15	23,148	46.13
$8.05 — $47.42	5,016,896	4.92	$14.33	2,484,147	$16.14

At December 31, 2013, the weighted average remaining contractual term for options exercisable is 3.8 years and the aggregate intrinsic value for those shares is approximately $7.2 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2013 is approximately $16.4 million. If all of the remaining nonvested and outstanding stock options that have been granted became vested, we will recognize approximately $23.3 million in compensation expense over a weighted average remaining period of 2.9 years, however, no compensation expense will be recognized for any stock options that do not vest.

A summary of our restricted stock activity is presented in the following tables:

Restricted Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	572,599	$13.20
Granted	117,002	9.32
Vested	(127,620)	18.83
Forfeited/canceled	(30,091)	22.00
Unvested at December 31, 2013	531,890	$10.55

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	215,420	$16.96
Granted	788,358	10.95
Vested	(50,882)	11.43
Forfeited	(81,550)	14.22
Unvested at December 31, 2013	871,346	$8.54

15.  INCOME TAXES

The components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(160,674)	$(128,819)	$(123,307)
Foreign	(59,213)	(74,503)	(43,638)
Total	$(219,887)	$(203,322)	$(166,945)

The components of the provision (benefit) for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$(628)	$(18,427)	$(4,147)
State	45	(1,025)	(519)
Foreign	1,701	818	72
Total current	1,118	(18,634)	(4,594)
Deferred
Federal	-	-	-
State	-	-	-
Foreign	(228)	1	-
Total deferred	(228)	1	-
Total provision (benefit) for income taxes	$890	$(18,633)	$(4,594)

A reconciliation of our recorded provision (benefit) for income taxes from continuing operations to the U.S. statutory rate is as follows:

	2013	2012	2011
Federal tax expense at statutory rate	34.0%	34.0%	34.0%
Increase (reduction) in tax resulting from:
State income taxes, net of federal benefits	(0.8)	1.2	4.3
Change in valuation allowance	(22.1)	(19.4)	(21.1)
Research and development and orphan drug credits	4.4	7.4	3.2
Foreign rate differentials	(13.6)	(14.4)	(10.7)
Sale of intellectual property	6.6	3.6	4.3
Change in deferred taxes	(6.8)	(1.2)	(5.7)
Stock options	(1.0)	(1.7)	0.1
IRC Section 162(m) deductibility limitation	(0.1)	(0.2)	(4.0)
Other	(1.0)	(0.1)	(1.5)
Totals	(0.4)%	9.2%	2.9%

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liability for federal, state and foreign income taxes were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$195,511	$153,329
Research and development credits	130,395	112,784
Capitalized research and development costs	4,089	5,573
Stock compensation	4,401	4,372
Other, net	3,769	6,173
Fixed assets	2,893	-
Total deferred tax assets	341,058	282,231
Valuation allowance	(330,877)	(282,231)
Total deferred tax assets net of valuation allowance	10,181	-
Deferred tax liability:	-
Note discount, net of issuance costs	(9,954)	(1)
Total deferred tax liabilities	(9,954)	(1)
Net deferred tax assets and liabilities	$227	$(1)

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have placed a full valuation allowance against our net deferred tax assets in the United States and Switzerland. The net valuation allowance increased by $48.6 million and $39.3 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, we had federal net operating loss carryforwards of approximately $486.1 million. The net operating loss carryforwards will expire at various dates beginning in 2025 if not utilized. We also have federal research and development tax credits of approximately $11.6 million that will begin to expire in the year 2020 and federal Orphan Drug credit carryforwards of approximately $140.5 million that will begin to expire in the year 2022. In addition, we had net operating loss carryforwards for state income tax purposes of approximately $466.2 million that begin to expire in 2016 and state research and development tax credits of approximately $13.9 million that do not expire. As of December 31, 2013, we had Swiss net operating loss carryforwards of approximately $210.5 million, which will begin to expire in 2018.

In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards and certain built-in losses, as defined under that Section, upon an ownership change. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The most recent analysis of our historical ownership changes was completed in 2013. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carryforwards as deferred tax assets where we reasonably expect that these losses and carryforwards can be utilized in future periods.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at December 31, 2010	$20,544
Changes related to prior years' tax positions	(371)
Increases related to current year tax positions	1,219
Balance at December 31, 2011	21,392
Changes related to prior years' tax positions	2,219
Increases related to current year tax positions	3,811
Balance at December 31, 2012	27,422
Changes related to prior years' tax positions	-
Increases related to current year tax positions	4,576
Balance at December 31, 2013	$31,998

These unrecognized tax benefits, if recognized, would increase our operating loss carryforwards and hence deferred tax assets in currently loss-making territories. As these deferred tax assets are currently subject to full valuation allowances the recognition of these unrecognized tax benefits would not have an impact on our effective tax rate. We do not expect a significant change to our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Our policy is to record interest related to uncertain tax positions as interest and any penalties as other expense in our consolidated statement of operations. As of December 31, 2013, we did not have any interest or penalties associated with unrecognized tax benefits

It is our intention to reinvest our earnings from our non-U.S. subsidiaries in those operations and we do not therefore provide for U.S. income taxes on the earnings of foreign subsidiaries as we expect to reinvest such earnings indefinitely. As of December 31, 2013, there is a minimal amount of cumulative non-U.S. earnings upon which U.S. income taxes have not been provided.

16.  COMMITMENTS AND CONTINGENCIES

Leases

We have various non-cancelable leases for facilities, which expire between 2015 and 2018, several of which have options to extend the term for an additional period. For instance, our corporate headquarters in Brisbane, California has an option to extend our lease agreement for a period of five years beyond the initial lease term which expires in April 2016. Our total rent expense was approximately $2.6 million, $2.2 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011.

The following is a schedule by year of future minimum lease payments of all leases at December 31, 2013:

Year Ending December 31,	(in thousands)
2014	$4,968
2015	4,293
2016	2,358
2017	1,130
2018	393
2019 and thereafter	860
Balance at December 31, 2013	$14,002

Several of our operating leases require a letter of credit secured by a restricted cash balance with our bank. The amount of these letters of credit approximates 6-12 months of rent payable to the landlord of the facility and they are typically effective until we reach sustained profitability. As of December 31, 2013 and 2012, restricted cash under these letters of credit amounted to $1.9 million and $1.8 million, respectively.

Purchase Commitments

In January 2009, we entered into a definitive supply agreement with Signa and ACIC for the clinical and commercial supply of the API for pirfenidone. The supply agreement generally provides for the exclusive supply by Signa and ACIC and the exclusive purchase (except in certain limited circumstances) by us of the API for pirfenidone with respect to the territories where we hold exclusive rights to pirfenidone. Under the terms of this supply agreement, we are not required to make minimum annual purchases. The pirfenidone API will be purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 17, 2008 and will continue for the longer of (i) 10 years thereafter or (ii) seven years from the date of approval of a finished product containing the API for pirfenidone. If Signa and ACIC are not able to supply all of our requirements for the API for pirfenidone, we may purchase the API from a second source third-party supplier. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder or in the event the manufacture, use, sale or importation of the API is found to be infringing of a third-party’s intellectual property rights and such third-party is unwilling to provide either Signa and ACIC or us with a license. In addition, we have the right to terminate the supply agreement in the event it is not commercially reasonable for us to sell or purchase the API or a finished product containing the API.

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

Contingent Payments

We may be required to make contingent milestone payments to the owners of our licensed products or the suppliers of our drug compounds in accordance with our research, commercialization and collaboration agreements in the aggregate amount of $32.5 million if all of the milestones per the agreements are achieved. These milestones include development, regulatory approval, commercialization and sales milestones. Of the remaining $32.5 million in future aggregate milestone payments, $20.0 million in contingent payments would be made by us only if positive Phase 3 data and product approval in the United States is achieved for pirfenidone. Included in the $32.5 million in future aggregate milestone payments are aggregate milestone payments of $11.3 million payable to Array and Novartis, of which Roche has agreed to fully reimburse us in connection with our sale of danoprevir to Roche. As of December 31, 2013, we have not recognized any amounts for future aggregate milestone payments.

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

Under the terms of the Civil Settlement Agreement, we agreed to pay $36.9 million plus 5% interest on the then outstanding principal balance to the government over a period of five years, an amount to be shared between the Federal and participating state governments as per the agreement and the Medicaid Program. In October 2008, we entered into settlement and release agreements with the majority of the participating State governments pursuant to which the State portion of the aforementioned $36.9 million was distributed among such participating State governments. We recorded a $36.9 million charge during 2006 to reflect the final terms of the Civil Settlement Agreement. We had paid an aggregate of approximately $23.6 million in the previous four years (excluding accelerated payments described below), and had been required to make additional payments on the remaining settlement amount over the following two years in annual installments. The Civil Settlement Agreement contained a provision for the acceleration of certain of the $36.9 million in original scheduled principal payments if we receive over $150.0 million from partnering, license fees and milestone payments (excluding any research and development contributions), external debt and equity financing during the term of the Civil Settlement Agreement, subject to a cap on any acceleration of payment of $10.0 million in any one year. Since entering into the Civil Settlement Agreement up through February 2010, we received $55.0 million in license fees and milestone payments under our various partnering and collaboration agreements and approximately $243.7 million in equity financing. As a result, we exceeded the aforementioned $150.0 million threshold by approximately $148.7 million and subsequently made accelerated payments to the U.S. Department of Justice in the aggregate amount of approximately $17.6 million as of February 2010, which includes approximately $8.4 million paid in 2009 and approximately $9.2 million paid in February 2010. As a result of our accelerated payment in February 2010, we have made all required payments to the Department of Justice under the terms of the Civil Settlement Agreement.

Under the terms of the Deferred Prosecution Agreement, the United States Attorney’s Office for the Northern District of California filed an Information charging us with one count of off-label promotion of Actimmune for use with IPF, deferred prosecution of such charge during the two year term of the Deferred Prosecution Agreement. The two year term of such agreement expired December 2008 and the Information filed against us has since been dismissed.

Indemnity Agreement

On or about March 22, 2000, we entered into an Indemnity Agreement with W. Scott Harkonen M.D., who served as the Company’s chief executive officer until September 30, 2003. The Indemnity Agreement obligates us to hold harmless and indemnify Dr. Harkonen against expenses (including attorneys’ fees), witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts Dr. Harkonen becomes legally obligated to pay because of any claim or claims made against him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which Dr. Harkonen is a party by reason of the fact that he was a director, officer, employee or other agent of the Company. The Indemnity Agreement establishes exceptions to our indemnification obligation, including but not limited to claims “on account of Dr. Harkonen’s conduct that is established by a final judgment as knowingly fraudulent or deliberately dishonest or that constituted willful misconduct,” claims “on account of Dr. Harkonen’s conduct that is established by a final judgment as constituting a breach of Dr. Harkonen’s duty of loyalty to the Company or resulting in any personal profit or advantage to which Dr. Harkonen was not legally entitled,” and claims “for which payment is actually made to Dr. Harkonen under a valid and collectible insurance policy.” The Indemnity Agreement, however, obligates us to advance all expenses, including attorneys’ fees, incurred by Dr. Harkonen in connection with such proceedings, subject to an undertaking by Dr. Harkonen to repay said amounts if it shall be determined ultimately that he is not entitled to be indemnified by the Company.

Dr. Harkonen was named as a defendant in certain civil action lawsuits instituted against us where the various complaints alleged that we fraudulently misrepresented the medical benefits of Actimmune for the treatment of IPF and promoted Actimmune for IPF. Ultimately, these complaints were dismissed. However, Dr. Harkonen also became the target of the investigation by the U.S. Department of Justice regarding the promotion and marketing of Actimmune. On March 18, 2008, a federal grand jury indicted Dr. Harkonen on two felony counts related to alleged improper promotion and marketing of Actimmune during the time Dr. Harkonen was employed by us (the “Criminal Action”). The trial in the criminal case resulted in a jury verdict on September 29, 2009, finding Dr. Harkonen guilty of one count of wire fraud related to a press release issued on August 28, 2002, and acquitting him of a second count of a misbranding charge brought under the Federal Food, Drug, and Cosmetic Act. On April 13, 2011, the Court denied Dr. Harkonen’s post-trial motions and sentenced Dr. Harkonen to three years of probation, including six months of home detention, 200 hours of community service and a fine of $20,000. The Court’s Judgment was filed on April 18, 2011. Dr. Harkonen appealed his conviction and sentence and the government cross-appealed his sentence. On March 4, 2013, the Ninth Circuit Court of Appeals issued an unpublished opinion affirming both the conviction and the sentence. Dr. Harkonen filed a petition for rehearing en banc which was denied by the Ninth Circuit Court of Appeals on May 7, 2013. On August 5, 2013, Dr. Harkonen filed a petition for a writ of certiorari seeking review by the United States Supreme Court. The U.S. Supreme Court denied Dr. Harkonen’s petition on December 16, 2013.

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

In late 2009, Arch advised us that Arch had exhausted the $5.0 million limit of liability of the Arch D&O insurance policy, and that defense cost invoices submitted to Arch collectively exceed the Arch policy’s limit. The Company therefore advised the insurer that issued a $5.0 million D&O insurance policy providing coverage for the excess of the monetary limits of coverage provided by Arch, Old Republic Insurance Company (“Old Republic”), that the limits of the underlying coverage had been depleted, and we submitted invoices for legal services rendered on behalf of Dr. Harkonen and other individuals who were targets of the U.S. Department of Justice’s investigation to Old Republic for payment. Old Republic agreed to advance Dr. Harkonen’s legal fees and costs incurred in the civil action lawsuits and Criminal Action, but declined to reimburse us for payments made on behalf of other individuals who were targets of the U.S. Department of Justice’s investigation. In mid-2010, Old Republic advised us that Dr. Harkonen’s defense fees and costs had exhausted the $5.0 million limit of the Old Republic insurance policy as of the second quarter of 2010. There is no additional insurance coverage available to cover the cost of Dr. Harkonen’s defense. Defense fees and costs incurred over and above this final $5.0 million of insurance coverage therefore are, in the absence of any available insurance, to be advanced by us and have been advanced by us pursuant to the terms of the Indemnity Agreement.

Now that the United States Supreme Court has denied Dr. Harkonen’s petition for writ of certiorari, leaving the verdict and judgment against Dr. Harkonen intact, Arch has taken steps to resume the arbitration and seek to recoup all or some of the $5.0 million it advanced for Dr. Harkonen’s defense back from the Company and/or from Dr. Harkonen, contending that such fees and costs are not covered by its policy. The Company believes that the Arch policy does cover such fees and costs and will assert that position in the arbitration. At this time, we believe no change to the status of the application of the D&O liability insurance in general has occurred due to the judgment in the Criminal Action. Therefore, while it is reasonably possible that we may incur a loss associated with this matter, we are unable to determine the amount of such a loss or range of losses and have not accrued for any such amounts in our financial statements associated with this matter.

17.  INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We have determined, in accordance with ASC 280, Segment Reporting, that our business operates in one operating segment: the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of making operating decisions and assessing financial performance.

We currently market and sell Esbriet in Europe and Canada for the treatment of IPF, of which substantially all revenue is derived from Europe. Revenue from sales of Actimmune have been reclassified to discontinued operations for all periods presented and are therefore excluded from the numbers presented below.

For the year ended December 31, 2013, the following table summarizes our net revenue and property and equipment, organized by the following geographic regions: (i) North America; and (ii) Europe:

	Revenue, net	Property and equipment, net
	Year Ended December 31,	As of December 31,
	2013	2013
North America:
United States	$-	$2,405
Canada	5,928	14
Total North America	5,928	2,419

Europe:
Germany	31,523	*
France	8,533	*
Switzerland	*	907
Other Europe	24,355	1,380
Total Europe	64,411	2,287

Totals	$70,339	$4,706

* Did not exceed required materiality thresholds for individual disclosure for the period presented. Grouped into Other Europe.

For the year ended December 31, 2012 and 2011, our net revenues were substantially related to Germany.

For the year ended December 31, 2012, our net property and equipment in North America and Europe was $2.2 million and $2.1 million, respectively.

Net revenue is based on the location at which each sale originates.

Customers representing 10% or more of total product revenue were as follows:

	Revenue
	Year Ended December 31,
	2013	2012	2011
Customer A	-%	-%	42%
Customer B	-%	-%	22%
Customer C	-%	-%	22%
Customer D	13%	26%	-%
Total	13%	26%	86%

18.  EMPLOYEE SAVINGS PLAN

On May 1, 1999, we adopted a 401(k) defined contribution plan that covers all full time employees, as defined, who fulfill certain length-of-service requirements. Employees may contribute up to the maximum limit imposed by federal tax law. Beginning in 2005, we began matching employee contributions at a rate of 50% of the first $6,000 per employee contributed each year and have since gradually increased the contribution rate to 50% of the first $12,000 per employee contributed each year in 2009. Our total matching contributions were $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

19.  GUARANTEES AND INDEMNIFICATIONS

ASC 460-10, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. We terminate the indemnification agreements with our officers and directors upon the termination of their employment, but the termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, our director and officer insurance policies reduce our exposure and may enable us to recover a portion of any future amounts paid. Accordingly, we believe the fair value of these indemnification agreements is minimal. Therefore, we have not recorded any liabilities for these agreements as of December 31, 2013.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2013. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2012	2012	2012	2012	2013	2013	2013	2013
Revenue, net
Esbriet product sales	$4,880	$5,538	$7,534	$8,222	$10,530	$14,400	$19,718	$25,691
Cost of goods sold	860	3,323	2,017	2,716	2,376	1,943	2,759	3,328
Loss from operations	(45,476)	(48,593)	(44,412)	(56,127)	(47,698)	(52,347)	(45,576)	(53,003)
Net loss	$(46,630)	$(9,257)	$(40,917)	$(53,277)	$(49,875)	$(62,870)	$(49,922)	$(56,901)

Basic net income (loss) per common share:
Continuing operations	$(0.75)	$(0.64)	$(0.63)	$(0.82)	$(0.65)	$(0.78)	$(0.62)	$(0.67)
Discontinued operations	0.03	0.50	-	0.01	0.01	0.01	0.01	-
Net loss per share	$(0.72)	$(0.14)	$(0.63)	$(0.81)	$(0.64)	$(0.77)	$(0.61)	$(0.67)

Diluted net loss per common share:
Continuing operations	$(0.75)	$(0.64)	$(0.63)	$(0.82)	$(0.67)	$(0.78)	$(0.62)	$(0.67)
Discontinued operations	0.03	0.50	-	0.01	-	0.01	0.01	-
Net loss per share	$(0.72)	$(0.14)	$(0.63)	$(0.81)	$(0.67)	$(0.77)	$(0.61)	$(0.67)

Shares used in computing basic net income (loss) per common share	64,658	64,943	65,183	65,404	77,411	81,210	81,397	85,378
Shares used in computing diluted net income (loss) per common share	64,658	64,943	65,183	65,404	84,604	81,210	81,397	85,378

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2013, the end of the period covered by this Annual Report. As a result of this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2013. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

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

As a result of the material weakness, subsequent to December 31, 2012, we have strengthened our disclosure controls and procedures and internal control over financial reporting to remediate the deficiency that gave rise to the material weakness. Specifically, we implemented the following internal control improvements in the first quarter of 2013:

•	Enhancing our procedures around the review and evaluation of the tax consequences of complex and infrequent transactions, and
•	Increasing our utilization of, and liaison with, external consultants who specialize in providing taxation-related accounting assistance for complex and infrequent transactions.

There have been no changes to our internal controls over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework). Based on our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has expressed an opinion on the effectiveness of our internal control over financial reporting which is included below.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, recognize that our disclosure controls and procedures or our control systems will not prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

CEO and CFO Certifications

Attached as exhibits to this Annual Report, there are “Certifications” of the CEO and the CFO required by Rule 13a-14(a) of the Securities Exchange Act of 1934, or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InterMune, Inc.

We have audited InterMune, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). InterMune, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, InterMune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterMune, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 21, 2014

ITEM 9B.   OTHER INFORMATION

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Item 1 of this Annual Report. The information required by this Item with respect to Directors, including information with respect to our audit committee financial expert and the identification of our audit committee, is incorporated herein by reference from the information under the caption “Election of Directors” contained in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Business Conduct and Ethics

The information required by this Item with respect to our code of ethics is incorporated herein by reference from the section captioned “Election of Directors — Code of Business Conduct and Ethics” contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation and Governance and Nominating Committee Interlocks and Insider Participation” contained in the Proxy Statement.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation — Certain Relationships and Related Transactions” and “Independence of the Board of Directors” contained in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

Schedule II: Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for cash discounts:
Year ended December 31, 2013	$-	$-	$-	$-
Year ended December 31, 2012	$42	$(42)	$-	$-
Year ended December 31, 2011	$36	$513	$(507)	$42

Description	Balance at Beginning of Year	Charged to Revenue or Expense	Utilizations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$-	$4	$-	$4
Year ended December 31, 2012	$14	$(14)	$-	$-
Year ended December 31, 2011	$-	$14	$-	$14

(3) Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMUNE, INC.

	By:	/s/ JOHN C. HODGMAN
Date: February 21, 2014		John C. Hodgman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signatures	Title	Date

/s/ DANIEL G. WELCH	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 21, 2014
Daniel G. Welch

/s/ JOHN C. HODGMAN	Executive Vice President of Finance Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2014
John C. Hodgman

/s/ JEAN-JACQUES BIENAIME	Director	February 21, 2014
Jean-Jacques Bienaime

/s/ LOUIS DRAPEAU	Director	February 21, 2014
Louis Drapeau

/s/ LARS EKMAN	Lead Independent Director	February 21, 2014
Lars Ekman, M.D., Ph.D.

/s/ JAMES I. HEALY	Director	February 21, 2014
James I. Healy, M.D., Ph.D.

/s/ DAVID S. KABAKOFF	Director	February 21, 2014
David S. Kabakoff, Ph.D.

/s/ ANGUS C. RUSSELL	Director	February 21, 2014
Angus C. Russell

/s/ FRANK VERWIEL	Director	February 21, 2014
Frank Verwiel, M.D.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	2/18/2000	3.2
3.1(b)	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	8/3/2001	3.4
3.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	8/14/2003	3.4
3.1(d)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	8/9/2004	3.5
3.1(e)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	9/4/2009	3.4
3.1(f)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	6/5/2013	3.1
3.1(g)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/18/2001	4.3
3.2(a)	Amended and Restated Bylaws of Registrant.	8-K	3/24/2010	3.1
3.2(b)	Amendment to Amended and Restated Bylaws of InterMune, Inc.	8-K	8/23/2013	3.1
4.1	Reference is made to Exhibits 3.1(a)-(g) and 3.2(a)-(b).
4.2	Specimen Common Stock Certificate.	S-1/A	3/22/2000	4.1
4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	6/24/2008	4.1
4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/19/2011	4.1
4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	9/19/2011	4.2
4.6	Second Supplemental Indenture, dated January 22, 2013, between InterMune, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	1/22/2013	4.2
10.1+	Form of Indemnity Agreement.	S-1	2/2/2000	10.1
10.2+	1999 Equity Incentive Plan and related documents.	S-1/A	2/18/2000	10.2
10.3(a)+	InterMune, Inc. Amended and Restated 2000 Equity Incentive Plan.	8-K	6/5/2013	10.1
10.3(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Equity Incentive Plan.	S-8	6/14/2013	99.2
10.3(c)+	InterMune, Inc. Stock Bonus Award Terms and Conditions under the Amended and Restated 2000 Equity Incentive Plan (Non-Employee Directors).	8-K	6/5/2013	10.2
10.3(d)+	InterMune, Inc. Stock Bonus Award Terms and Conditions under the Amended and Restated 2000 Equity Incentive Plan (Employees).	8-K	6/5/2013	10.3
10.4+	Amended and Restated 2000 Employee Stock Purchase Plan and related documents.	10-K	3/14/2008	10.4
10.5+	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan and related documents.	10-K	3/14/2008	10.5
10.6+	Form of Change of Control Provisions for Officers.	10-Q	5/11/2000	10.20
10.7	Form of Common Stock Purchase Agreement, dated August 11, 2000, between the Company and Investors.	8-K	8/23/2000	99.1
10.8(a)	Lease Agreement, dated December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	3/29/2001	10.31
10.8(b)	First Amendment to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and GAL-BRISBANE, L.P.	10-K	3/29/2001	10.32
10.8(c)	Second Amendment dated May 3, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/8/2010	10.1
10.8(d)	Third Amendment dated August 23, 2006 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/8/2010	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.8(e)	Fourth Amendment dated July 16, 2010 to Brisbane Technology Park Lease, effective as of December 18, 2000, between Registrant and BMR-BAYSHORE BOULEVARD LLC (successor-in-interest to GAL-BRISBANE, L.P.)	10-Q	11/8/2010	10.3
10.9+	Employment Offer Letter, dated September 24, 2003, between Registrant and Daniel G. Welch.	10-Q	11/13/2003	10.65
10.10	Employment offer letter, dated February 6, 2012, by and between Registrant and Jonathan A. Leff, M.D.	8-K	2/9/2012	10.1
10.11(a)+	Employment Offer Letter Agreement, dated August 9, 2004, between Registrant and Robin Steele.	10-K	3/16/2005	10.86
10.11(b)+	Separation and Transition Agreement and General Release, effective July 31, 2013, between Registrant and Robin Steele	10-Q	11/1/2013	10.1
10.12+	Employment offer letter, dated January 28, 2013, by and between Registrant and Sean P. Nolan	10-K	3/1/2013	10.16
10.13*	Asset Purchase Agreement dated December 23, 2005, between Registrant and Targanta Therapeutics Corporation.	10-K	3/13/2006	10.103
10.14+	Employment Offer Letter Agreement, dated July 26, 2006, between Registrant and John C. Hodgman.	10-K	3/9/2011	10.33
10.15*	Asset Purchase Agreement, dated November 19, 2007, among Registrant, Marnac, Inc., and Dr. Solomon B. Margolin.	10-K	3/14/2008	10.59
10.16+	Employment Offer Letter Agreement, dated July 5, 2013, among Registrant and Andrew Powell				X
10.17*	Asset Purchase Agreement, dated November 21, 2007, among Registrant, KDL GmbH, and Dr. Shitotomo Yamauchi.	10-K	3/14/2008	10.60
10.18*	API Supply Agreement dated December 17, 2008 among Registrant, on the one hand, and Signa S.A. de C.V., ACIC Fine Chemicals Inc., and ACIC Europe Limited, on the other hand.	10-K	3/16/2009	10.72
10.19*	Commercial Manufacturing Agreement, dated September 10, 2009, by and between Registrant and Catalent Pharma Solutions, LLC.	10-K	3/15/2010	10.75
10.20(a)+	Employment Offer Letter Agreement, dated October 30, 2009, between Registrant and Giacomo di Nepi.	10-K	3/9/2011	10.46 (a)
10.20(b)+	Employment Letter Arrangement, dated December 28, 2010, between Registrant and Giacomo di Nepi.	10-K	3/9/2011	10.46 (b)
10.20(c)+	Employment Contract, dated December 28, 2010, between InterMune Schweiz AG and Giacomo di Nepi.	10-K	3/9/2011	10.46 (c)
10.21	Settlement Agreement and Release, effective February 12, 2013, between Registrant and Shionogi & Co., Ltd.	10-Q	8/6/2013	10.1
21.1	List of Subsidiaries.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on the signature pages hereto)				X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X
101.INS#	XBRL Instance Document				X
101.SCH#	XBRL Taxonomy Extension Schema Document				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensation plan or arrangement.
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