Form 10-Q
period 2014-03-31
INTERMUNE INC
filed 2014-05-02
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 15, 2014, there were 98,883,136 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$399,562	$191,433
Available-for-sale securities	206,865	195,574
Accounts receivable, net	25,640	21,436
Inventories	11,152	11,125
Prepaid expenses and other current assets	12,288	9,600
Total current assets	655,507	429,168
Property and equipment, net	4,624	4,706
Acquired product rights, net	17,000	17,250
Other assets (includes restricted cash of $3,731 at March 31, 2014 and $4,531 at December 31, 2013)	10,357	11,509
Total assets	$687,488	$462,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,131	$16,778
Accrued compensation and benefits	12,565	17,148
Convertible notes - current	18,360	-
Accrued expenses and other current liabilities	32,800	29,122
Total current liabilities	77,856	63,048
Convertible notes - noncurrent	248,271	265,102
Other long-term liabilities	178	200
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 175,000 shares authorized; 98,879 and 89,608 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	99	90
Additional paid-in capital	1,731,539	1,450,937
Accumulated other comprehensive income	710	774
Accumulated deficit	(1,371,165)	(1,317,518)
Total stockholders' equity	361,183	134,283
Total liabilities and stockholders’ equity	$687,488	$462,633

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenue, net
Esbriet product sales	$30,274	$10,530
Cost and expenses:
Cost of goods sold	3,365	2,376
Research and development	32,051	25,876
Selling, general and administrative	44,327	29,976
Total costs and expenses	79,743	58,228
Loss from operations	(49,469)	(47,698)
Other income (expense):
Interest income	103	137
Interest expense	(3,860)	(3,483)
Change in value of embedded conversion derivative	-	8,758
Loss on extinguishment of notes	-	(7,900)
Other	(302)	480
Loss from continuing operations before income taxes	(53,528)	(49,706)
Income tax provision	490	399
Loss from continuing operations, net of income taxes	(54,018)	(50,105)
Income from discontinued operations, net of income taxes	371	230
Net loss	$(53,647)	$(49,875)

Basic net income (loss) per common share:
Continuing operations	$(0.60)	$(0.65)
Discontinued operations	0.01	0.01
Net loss per share	$(0.59)	$(0.64)

Diluted net income (loss) per common share:
Continuing operations	$(0.60)	$(0.67)
Discontinued operations	0.01	-
Net loss per share	$(0.59)	$(0.67)

Shares used in computing basic net income (loss) per common share	90,634	77,411
Shares used in computing diluted net income (loss) per common share	90,634	84,604

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(53,647)	$(49,875)
Other comprehensive loss:
Foreign currency translation adjustment	(56)	(555)
Unrealized gains (losses) on available-for-sale securities:
Unrealized losses during period	(8)	(45)
Total other comprehensive loss	(64)	(600)
Comprehensive loss	$(53,711)	$(50,475)

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows used in operating activities:
Net loss	$(53,647)	$(49,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,283	2,788
Amortization of note discount and note issuance costs	1,906	1,454
Change in fair value of embedded conversion derivative	-	(8,758)
Depreciation and amortization expense	751	657
Loss on extinguishment of notes	-	7,900
Other	32	172
Changes in operating assets and liabilities:
Accounts receivable, net	(4,204)	(295)
Inventories	(27)	(171)
Prepaid expenses	(2,688)	357
Other assets	775	(909)
Accounts payable and accrued compensation	(7,230)	(11,021)
Other accrued liabilities	3,678	2,265
Net cash used in operating activities	(56,371)	(55,436)
Cash flows from investing activities:
Purchases of property and equipment	(419)	(430)
Purchases of available-for-sale securities	(46,377)	(77,959)
Maturities of available-for-sale securities	35,078	41,191
Sales of available-for-sale securities	-	11,006
Net cash used in investing activities	(11,718)	(26,192)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	267,987	145,734
Proceeds from convertible senior notes, net of issuance costs	-	116,800
Repurchase of convertible senior notes	-	(72,183)
Proceeds from issuance of common stock under employee stock benefit plans	8,341	219
Net cash provided by financing activities	276,328	190,570
Effect of exchange rate changes on cash and cash equivalents	(110)	(706)
Net increase in cash and cash equivalents	208,129	108,236
Cash and cash equivalents at beginning of period	191,433	117,748
Cash and cash equivalents at end of period	$399,562	$225,984
Supplemental disclosure of cash flow information:
Interest paid in cash	$2,400	$3,707

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “we,” and the “Company”) is a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. In pulmonology, we are focused on therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, a progressive and fatal lung disease. We have a product in pulmonology, pirfenidone, which is an orally active, small-molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 28 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet, and Esbriet is now also commercially available in various European countries, including key markets such as France, Italy and the UK. In addition, we launched in Canada in January 2013.

We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration, or FDA, we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. In February 2014, we announced top-line results of ASCEND. We intend to resubmit the pirfenidone New Drug Application, or NDA, to the FDA early in the third quarter of 2014 to support regulatory registration in the United States.

In March 2014, we completed a registered underwritten public offering of 8,625,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $268.0 million, after deducting underwriting discounts and estimated expenses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies and recent accounting pronouncements were described in Note 2 to our Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our accounting policies since December 31, 2013.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC.

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

Net Income (Loss) Per Share

Basic net loss per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period, as adjusted. Diluted net loss per share is calculated based on the weighted average number of shares of our common and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and shares subject to repurchase are determined under the treasury stock method. The potential dilutive shares of our common stock issuable on conversion of our convertible notes are determined using the “if-converted” method. Anti-dilutive securities, which consist of stock options, restricted stock awards and units, and shares that could be issued upon conversion of our convertible notes, are not included in the diluted net loss per share calculation.

For the calculation of net loss per share, anti-dilutive securities excluded were as follows:

	As of
	March 31,
	2014	2013
	(in thousands)
Common stock options and restricted awards and units	5,258	4,530
Shares issuable upon conversion of convertible notes	15,237	5,855

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)
Numerator:
Net loss used in the calculation of net loss per common share – basic	$(53,647)	$(49,875)
Add: Contractual coupon interest expense	-	629
Amortization of convertible note discount	-	1,136
Amortization of convertible note issuance costs	-	130
Less: Change in value of embedded conversion derivative	-	(8,758)
Net loss used in the calculation of net income (loss) per common share – diluted	$(53,647)	$(56,738)

Denominator:
Weighted-average shares of common stock outstanding	91,138	78,003
Less: Weighted-average shares subject to repurchase	(504)	(592)
Weighted-average shares used in computing net income (loss) per common share – basic	90,634	77,411
Add: Convertible note shares	-	7,193
Weighted-average shares used in computing net income (loss) per common share – diluted	90,634	84,604

The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months
	Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net loss used in the calculation of net loss per common share – basic	$(53,647)	$(49,875)
Net loss used in the calculation of net loss per common share – diluted	$(53,647)	$(56,738)
Per common share:
Continuing operations – basic	$(0.60)	$(0.65)
Discontinued operations – basic	0.01	0.01
Net loss – basic	$(0.59)	$(0.64)
Continuing operations – diluted	$(0.60)	$(0.67)
Discontinued operations – diluted	0.01	-
Net loss – diluted	$(0.59)	$(0.67)
Shares used in computing basic net income (loss) per common share	90,634	77,411
Shares used in computing diluted net income (loss) per common share	90,634	84,604

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three month periods ended March 31, 2014 and 2013:

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)
Cost of goods sold	$27	$28
Research and development	1,148	997
Selling, general and administrative	3,108	1,763
Total stock-based compensation expense	$4,283	$2,788

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

Segment Reporting

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

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)
Actimmune revenue, net	$577	$500
Costs and expenses:
General and administrative	15	146
Total costs and expenses	15	146
Income from discontinued operations	562	354
Income and gains related to discontinued operations, before tax	562	354
Income tax expense	191	124
Income from discontinued operations, net of taxes	$371	$230

4.   DERIVATIVE INSTRUMENTS

We conduct business throughout Europe and Canada and therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. We do not enter into such contracts for trading or speculative purposes. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in “other” as a component of other income (expense) in our condensed consolidated statements of operations and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances. Our net losses were $0.1 million for the three month period ended March 31, 2014, compared to a net gain of $0.3 million for the three month period ended March 31, 2013. The notional value of our outstanding currency hedges was 13.5 million Euros and 4.0 million Canadian dollars at March 31, 2014 and 9.5 million Euros at December 31, 2013, and the fair value of these outstanding derivatives at March 31, 2014 was zero and at December 31, 2013 was a loss of $0.2 million.

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. We are not generally required to pledge collateral under these agreements. We do not expect material losses as a result of defaults by counterparties.

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

5.   FAIR VALUE

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

—	Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;
—

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

—

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

The following table represents the fair value hierarchy for our financial assets which require fair value measurement on a recurring basis as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$241,980	$-	$-	$241,980
Obligations of government-sponsored enterprises	-	161,514	-	161,514
Corporate debt securities	-	45,351	-	45,351
Total	$241,980	$206,865	$-	$448,845

	As of December 31, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$40,739	$-	$-	$40,739
Obligations of government-sponsored enterprises	-	145,942	-	145,942
Corporate debt securities	-	39,134	-	39,134
Commercial paper	-	26,662	-	26,662
Total	$40,739	$211,738	$-	$252,477

Level 2 Inputs

We estimate the fair values of our governmental related debts, corporate debt, residential mortgage and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Our foreign currency derivatives contracts have maturities less than three months and all are with counterparties that have a minimum credit rating of A or equivalent by Standard & Poor’s, Moody’s Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.

The following table summarizes the carrying and fair value of our Level 2 convertible senior notes as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	(in thousands)
	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes due 2015	$18,360	$33,494	$18,360	$21,028
Convertible senior notes due 2017	93,021	318,530	91,492	166,563
Convertible senior notes due 2018	155,250	200,465	155,250	139,930
Total	$266,631	$552,489	$265,102	$327,521

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

The following table sets forth the changes in the estimated fair value for our Level 3 classified embedded conversion derivative:

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)
Fair value measurement at beginning of period	$-	$-
Embedded conversion derivative recorded in connection with 2017 Notes	-	36,887
Change in fair value measurement included in operating expenses	-	(8,758)
Fair value measurement at end of period	$-	$28,129

6.   CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities included in cash and cash equivalents or available-for-sale securities:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
March 31, 2014	(in thousands)
Money market funds	$241,980	$-	$-	$241,980
Obligations of government-sponsored enterprises	161,462	64	(12)	161,514
Corporate debt securities	45,348	14	(11)	45,351
Total	$448,790	$78	$(23)	$448,845

	Amortized
	cost	Fair value
	(in thousands)
Reported as:
Cash equivalents	$241,980	$241,980
Available-for-sale securities	206,810	206,865
Total	$448,790	$448,845

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
December 31, 2013	(in thousands)
Money market funds	$40,739	$-	$-	$40,739
Obligations of government-sponsored enterprises	145,890	52	-	145,942
Corporate debt securities	39,123	18	(7)	39,134
Commercial paper	26,662	-	-	26,662
Total	$252,414	$70	$(7)	$252,477

	Amortized
	cost	Fair value
	(in thousands)
Reported as:
Cash equivalents	$56,903	$56,903
Available-for-sale securities	195,511	195,574
Total	$252,414	$252,477

Cash and cash equivalents in the tables above exclude cash of $157.6 million as of March 31, 2014 and $134.5 million as of December 31, 2013.

Realized gains and losses calculated based on the specific identification method were immaterial for the three months ended March 31, 2014 and 2013.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities by contractual maturity:

	March 31, 2014
	Amortized
	cost	Fair value
	(in thousands)
Mature in less than one year	$419,518	$419,584
Mature in one to three years	29,272	29,261
Total	$448,790	$448,845

7.   INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Raw materials	$5,562	$6,962
Work in process	3,338	1,951
Finished goods	2,252	2,212
Inventories	$11,152	$11,125

8.   ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, were as follows:

			Accumulated
	Foreign	Unrealized gains	other
	currency	(losses) on	comprehensive
	translation	securities	income
	(in thousands)
Balance at December 31, 2013	$711	$63	$774
Changes in components of other comprehensive loss	(56)	(8)	(64)
Balance at March 31, 2014	$655	$55	$710

Realized gains and losses were immaterial and were reclassified to other income (expense) on the statement of operations for the three months ended March 31, 2014 and 2013, respectively.

9.   CONVERTIBLE NOTES

In June 2008, we issued $85.0 million in 5.00% convertible senior notes due 2015 (the “2015 Notes”). The 2015 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our existing senior debt, and rank senior in right of payment to all of our existing subordinated debt. Interest accrues from the date of issuance and is payable in arrears on March 1 and September 1 of each year commencing on September 1, 2008. The 2015 Notes will mature on March 1, 2015. Holders of the 2015 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2015 Notes is 52.9661 shares of common stock, equivalent to a conversion price of approximately $18.88 per share. Offering expenses and underwriting discounts in the aggregate of approximately $0.6 million related to the sale of the 2015 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2015 Notes, which is approximately seven years from the date of issuance. At March 31, 2014, $18.4 million of principal remained outstanding under the 2015 Notes which comes due within 12 months of the reporting date and has been reclassified to current liabilities.

In September 2011, we issued $155.3 million in 2.50% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes are general unsecured senior obligations of the Company and rank equal in right of payment with the Company’s other senior unsecured debt and rank senior in right of payment to all of our existing and future subordinated debt. Interest accrues from the date of issuance and is payable in arrears on September 15 and March 15 of each year commencing on March 15, 2012. The 2018 Notes will mature on September 15, 2018. Holders of the 2018 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2018 Notes is 31.4465 shares of common stock, equivalent to a conversion price of approximately $31.80 per share. Offering expenses and underwriting discounts in the aggregate of approximately $5.0 million related to the sale of the 2018 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2018 Notes, which is approximately seven years from the date of issuance. At March 31, 2014, $155.3 million of principal remained outstanding under the 2018 Notes.

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

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing new securities or repurchasing any of our other securities. At March 31, 2014, $120.8 million of principal remained outstanding under the 2017 Notes.

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

The following is a summary of the interest expense recognized on the 2017 Notes:

	Three Months
	Ended March 31,
	2014	2013
	(in thousands)
Contractual coupon interest expense	$755	$629
Amortization of convertible note discount	1,529	1,136
Amortization of convertible note issuance costs	192	130
Total interest expense recognized on the 2017 Notes	$2,476	$1,895

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

As a result of the issuance of convertible notes in January 2013, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date, and we were therefore required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance was $36.9 million and was recorded as the original debt discount for the purposes of accounting for the debt component of the 2017 Notes. This debt discount is being amortized as interest expense using an effective interest rate of 9.9% over the remaining 3.75 year term of the 2017 Notes.

In accordance with authoritative guidance, the embedded conversion derivative associated with the 2017 Notes required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. On May 30, 2013, upon obtaining stockholder approval for an amendment to our certificate of incorporation increasing the authorized number of shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. Changes in the fair value were recorded in change in value of embedded conversion derivative in the condensed consolidated statements of operations. We determined the fair value of the derivative using a binomial lattice model. The key assumptions for determining the fair value at May 30, 2013 included the remaining time to maturity of 4.54 years, volatility of 50%, and the risk-free interest rate of 0.88%. The estimated fair value of the embedded conversion derivative was $34.5 million as of May 30, 2013 immediately prior to its reclassification to stockholders’ equity.

11. COMMITMENTS AND CONTINGENCIES

Details of our ongoing commitments and contingencies were described in Note 16 to our consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes to these commitments and contingencies since December 31, 2013.

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

Now that the United States Supreme Court has denied Dr. Harkonen’s petition for writ of certiorari, leaving the verdict and judgment against Dr. Harkonen intact, Arch has taken steps to resume the arbitration and seek to recoup all or some of the $5.0 million it advanced for Dr. Harkonen’s defense back from Dr. Harkonen and/or from the Company, contending that such fees and costs are not covered by its policy. The Company believes that Arch is not entitled to recover such fees and costs from the Company and will assert that position in the arbitration. At this time, we believe no change to the status of the application of the D&O liability insurance in general has occurred due to the judgment in the Criminal Action. Therefore, while it is reasonably possible that we may incur a loss associated with this matter, we are unable to determine the amount of such a loss or range of losses and have not accrued for any such amounts in our financial statements associated with this matter.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements about:

—

expectations regarding the timing for resubmission of our new drug application to the U.S. Food and Drug Administration, or FDA, for pirfenidone and the time period of the FDA’s completion of its review of the NDA;

—	the potential to make pirfenidone available as a medicine to idiopathic pulmonary fibrosis, or IPF, patients in the United States and the timing of commercial launch in the United States;
—	product and product candidate development;
—	the market or markets for our products or product candidates;
—	the ability of our products to treat patients in our markets;
—

the ability to achieve certain pricing and reimbursement levels for our product in various countries in the European Union, Canada and elsewhere, including our estimates of the number of patients who meet certain disease progression measures (e.g., forced vital capacity);

—	the timing of concluding and announcing pricing and reimbursement discussions in various countries in the European Union and elsewhere;
—	expectations around the enrollment size, timing and results of our ongoing clinical trials;
—	our expectations regarding the effectiveness of our strategic priorities and our ability to take successful actions to achieve our three point strategy;

—	our ability to successfully discover, develop and commercialize our current and any future pre-clinical product candidates, including second generation pirfenidone compounds;
—	opportunities to establish development or commercial alliances;
—	timing and expectations of when our products or product candidates may be marketed or made available to patients in various jurisdictions;
—

commercial launch preparations, including the timing of launches in the European Economic Area, or the EEA, and the implementation of the commercial infrastructure required for commercial launches in Europe and the United States;

—

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

—	governmental regulation and approval;
—	requirement of additional funding to complete research and development and commercialize products;
—	liquidity and sufficiency of our cash resources;
—	future revenue, including those from product sales and collaborations, adequacy of revenue reserve levels, future expenses, future financial performance and trends;
—	the uses of our cash resources, including the proceeds from our registered underwritten public offerings in 2013 and 2014;
—	our future research and development expenses and other expenses;
—	our operational and legal risks.

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

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. In pulmonology, we are focused on therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, a progressive and fatal lung disease. Pirfenidone is approved for marketing by InterMune in all 28 member countries of the European Union, or EU, and Canada as Esbriet. Pirfenidone is not approved for marketing in the United States. We intend to resubmit the pirfenidone New Drug Application, or NDA, to the U.S. FDA early in the third quarter of 2014 to support regulatory registration in the United States. Our research programs are focused on the discovery of targeted, small-molecule therapeutics and biomarkers to treat and monitor serious pulmonary and fibrotic diseases.

In March 2014, we completed a registered underwritten public offering of 8,625,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $268.0 million, after deducting underwriting discounts and estimated expenses.

Esbriet® (pirfenidone)

Pirfenidone is an orally active, small-molecule compound that has been developed for the treatment of idiopathic pulmonary fibrosis. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet. Esbriet is now also commercially available in 14 of the 15 European countries we originally targeted in our plan, including key markets beyond Germany such as France, Italy and the UK. In addition, we launched Esbriet in Canada in January 2013. We launched in the Netherlands in April 2014 and we currently expect to provide an update on Esbriet pricing and reimbursement in Spain, the only country of our original 15 priority countries yet to secure pricing and reimbursement, in the second half of 2014.

We are also pursuing the registration of pirfenidone to treat IPF in the United States. In July 2011, we commenced a Phase 3 clinical study of pirfenidone in IPF known as the ASCEND trial. Relative to our two previous studies of pirfenidone in IPF (CAPACITY), the ASCEND study utilized centralized procedures for radiographic and pathologic diagnosis of IPF. This yielded a high confidence in the diagnosis of IPF. Additionally, centralized oversight of spirometry (lung function tests) enhanced the quality control of the primary endpoint. Finally, minor modifications of entry criteria for ASCEND could further refine the study population for patients who were more likely to experience a decline in lung function during the study.

Pre-Clinical and Clinical Programs

In February 2014, we announced positive top-line data from the ASCEND study demonstrating that pirfenidone significantly reduced IPF disease progression as measured by the primary endpoint of change in percent predicted forced vital capacity, or FVC, from Baseline to Week 52 (rank ANCOVA p<0.000001). A 10% decline in percent predicted FVC in an individual IPF patient is considered clinically meaningful and strongly predicts mortality. At Week 52, 16.5% of patients in the pirfenidone group experienced an FVC decline of 10% or more or death, compared with 31.8% in the placebo group, representing a 47.9% reduction in the proportion of patients who experienced a meaningful change in FVC or death. The data also demonstrated that 22.7% of patients in the pirfenidone group experienced no decline in FVC, compared with 9.7% in the placebo group, representing a 132.5% increase in the proportion of patients for which FVC did not decrease between Baseline and Week 52.

Pirfenidone also demonstrated significant treatment effects on both of the key pre-specified secondary endpoints of six-minute walk test distance, or 6MWD and progression-free survival, or PFS. Pirfenidone reduced by 27.5% the proportion of patients who experienced a decline in 6MWD of 50 meters or greater (p=0.0360) and reduced the risk of death or disease progression by 43% compared to placebo (Hazard Ratio [HR]=0.57; 95% confidence interval, 0.43-0.77; p=0.0001). Three additional secondary endpoints were also pre-specified in ASCEND to measure all-cause mortality, treatment-emergent IPF-related mortality and change from Baseline to Week 52 in dyspnea (shortness of breath). The two mortality analyses were performed for the ASCEND study alone as well as for the pooled population of the ASCEND study and the previous Phase 3 CAPACITY studies through 52 weeks. In the analysis of the ASCEND study alone, there were fewer events of all-cause mortality (HR=0.55, log rank p=0.1045) and of treatment-emergent IPF-related mortality (HR=0.44, log rank p=0.2258) in the pirfenidone group compared with the placebo group. Similarly, analyses of the pooled population showed that the risk of all-cause mortality and treatment-emergent IPF-related death was reduced in the pirfenidone group by 48% (HR=0.52, log rank p=0.0107) and 68% (HR=0.32, log rank p=0.0061), respectively, compared to the placebo group. The secondary endpoint of dyspnea, measured by the UCSD Shortness of Breath Questionnaire, or SOBQ, was not achieved (p=0.1577).

Consistent with observations from the previous Phase 3 studies and post-marketing experience in Europe and Canada, pirfenidone demonstrated a favorable safety profile and was generally well-tolerated in ASCEND. The percentage of patients discontinuing treatment due to an adverse event, or AE, was 14.4% in the pirfenidone group and 10.8% in the placebo group. Serious adverse events were reported in 19.8% of patients in the pirfenidone group and 24.9% in the placebo group. Hospitalizations due to respiratory, thoracic and mediastinal AEs were reported in 3.6% of patients in the pirfenidone group and 11.2% in the placebo group.

The most common AEs with higher incidence in the pirfenidone group were primarily gastrointestinal (e.g., nausea and dyspepsia) and skin-related (e.g., rash). The GI and rash AEs were generally mild to moderate in severity, manageable, reversible and only infrequently led to treatment discontinuations.

Although elevations of aminotransferase levels of at least 3 times the upper limit of normal occurred in 2.9% of pirfenidone patients versus 0.7% of placebo patients, these elevations occurred early, were manageable and reversible, and were similar to those observed in previous pirfenidone studies.

We intend to present additional data from the ASCEND study at the 2014 American Thoracic Society International Conference in May 2014.

The results of the ASCEND trial will supplement the existing Phase 3 clinical data from our CAPACITY clinical trials to support the potential registration of pirfenidone to treat patients with IPF in the United States. We intend to resubmit the pirfenidone New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, early in the third quarter of 2014 to support regulatory registration in the United States. As a Class 2 resubmission, FDA’s review is expected to be completed within six months.  If FDA approval occurs within that timeframe, we currently anticipate that we would be prepared to launch pirfenidone in the United States early in the second quarter of 2015.

We are planning to implement an Expanded Access Program, or EAP, for the investigational drug, pirfenidone. The EAP will be conducted under a treatment protocol and limited to enrollment of IPF patients in the U.S. who meet specific medical criteria. Investigational drugs such as pirfenidone are not generally available until the FDA approves them. However, the Food and Drug Administration’s (FDA) regulations have compassionate use provisions under which FDA may allow certain investigational drugs to be made available in cases where there are not comparable or satisfactory alternative therapies for serious or life-threatening illnesses. One of these provisions is an Expanded Access Program under a treatment protocol. The pirfenidone EAP will be designed to provide access to the drug while marketing approval is being sought from the FDA.

In July 2013, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical study, known as the PANORAMA trial, designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are currently being treated with Esbriet (pirfenidone). NAC is a pharmaceutical drug and nutritional supplement used primarily as a mucolytic agent and in the management of paracetamol/acetaminophen overdose. NAC is an antioxidant that has been used alone or in combination with other agents, including Esbriet, for the treatment of IPF. However, NAC is not approved for the treatment of IPF by any major regulatory agency and no controlled data currently exists regarding the safety and tolerability of Esbriet and NAC in combination. The PANORAMA trial is expected to enroll approximately 250 patients at approximately 70 centers in Europe with a treatment duration of six months. However, depending on the results of the PANTHER trial, a trial sponsored by the National Institutes of Health to evaluate NAC versus placebo in the treatment of IPF patients, we may modify or terminate our PANORAMA trial.

In October 2013, we initiated the LOTUSS trial, a Phase 2, multinational, open-label, 16-week, randomized, parallel-group, safety and tolerability study of Esbriet (pirfenidone) in patients with systemic sclerosis-related interstitial lung disease (SSc-ILD). Systemic sclerosis (SSc), also known as scleroderma, is an autoimmune connective tissue disorder resulting in, among other features, excessive collagen production and tissue fibrosis. SSc is a multiorgan disease that can involve the lungs, skin, heart, gut and kidneys. Most affected patients are women and are between 30 to 50 years old at diagnosis. Lung involvement (SSc-ILD) eventually occurs in more than 70% of SSc patients, and is the leading cause of functional impairment as well as the leading cause of mortality in this population. There are currently no licensed pharmacological agents approved to treat SSc-ILD although some patients receive immunosuppressive drugs. Therefore, we believe SSc-ILD represents a significant unmet medical need. We have been granted orphan drug designation status for pirfenidone in the United States. During the quarter, enrollment was completed on schedule for this Phase 2 trial.

In March 2014, we announced ITMN-30162 and ITMN-14440, our two lead pirfenidone analogs. These product candidates have displayed anti-fibrotic activity at very low doses in animal models, pharmacokinetic profiles that predict once or twice-daily dosing in humans and, based on non-clinical studies, a reduced potential for GI and photosensitivity effects. Both ITMN-30162 and ITMN-14440 are in preclinical development and we intend to proceed with clinical development for at least one of these product candidates in the first half of 2015.

Our Strategy

Consistent with the corporate strategy we outlined during the fourth quarter of 2013, our first priority remains the successful commercialization of Esbriet in IPF, including planning and executing a successful launch in the United States if Esbriet is approved following resubmission of our NDA. We are also conducting two clinical studies, LOTUSS and PANORAMA, to expand and explore the growth of Esbriet in IPF and in other indications. Our PANORAMA trial is designed to evaluate the safety and tolerability of N–acetylcysteine, or NAC, in patients with IPF being treated with Esbriet. Our LOTUSS trial, is a Phase 2, multinational, open-label, randomized, parallel-group, safety and tolerability study of Esbriet in patients with SSc-ILD which we recently completed enrollment in this trial. We are also investing in internal programs to expand Esbriet in IPF, including new formulations for Esbriet, as well as broadening our pipeline beyond Esbriet and IPF into other specialty fibrotic diseases through our internal research capability and business development initiatives focused on broadening our pipeline, and continue to evaluate opportunities as they arise.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenue

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Esbriet product sales	$30,274	$10,530	188%

Revenue for the three months ended March 31, 2014 increased $19.7 million, or 188%, compared to the same period in 2013. Revenue increased as a result of i) continued expansion into new countries, including Italy and the UK, as well as other of our 15 priority countries, ii) continued growth in existing markets, including Canada, France and Germany, and iii) increased disease awareness and marketing efforts.

Cost of Goods Sold and Gross Margin

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Cost of goods sold	$3,365	$2,376	42%
As a percentage of total revenue	11%	23%
Gross profit	$26,909	$8,154	230%
Gross margin	89%	77%

Cost of goods sold consists of both direct and indirect manufacturing costs, amortization of acquired product rights and royalties to Shionogi related to sales of Esbriet in the EU commencing on January 1, 2013. Manufacturing costs include product costs, distribution, inventory write-downs and internal supply chain management costs. The following table summarizes the major components of cost of goods sold:

	Three Months Ended
	March 31,		Percentage Change
Major components of cost of goods sold (in thousands, except percentages)	2014	2013	2014 vs 2013
Manufacturing costs	$1,949	$1,678	16%
Amortization of acquired product rights	250	250	-%
Royalty expense	1,166	448	160%
Total COGS	$3,365	$2,376	42%

Cost of goods sold for the three months ended March 31, 2014 increased $1.0 million, or 42%, compared to the same period in 2013. Excluding amortization of acquired product rights and Shionogi royalty expenses, cost of goods sold as a percentage of revenue decreased from 16% to 6%. Historically our higher COGS as a percentage of revenues included the costs of delayed launches such as product repackaging, relabeling and shipping activities. The decrease in COGS as a percentage of revenues is also a result of i) increased economies of scale from improved production planning associated with the completion of pricing and reimbursement in our targeted countries, and ii) absorption of fixed costs such as the amortization of our acquired product rights and other internal supply chain costs, over an increased number of units produced.

Research and Development Expenses

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Research and development	$32,051	$25,876	24%

Research and development expenses for the three months ended March 31, 2014, increased $6.2 million, or 24%, compared to the same period in 2013 and related primarily to completion activities for our ASCEND clinical trial in the U.S., which was initiated in July 2011. We also initiated two additional clinical studies in 2013, LOTUSS and PANORAMA, in order to research expanded uses of Esbriet as well as combined therapy with existing compounds, in addition to PASSPORT, a trial to satisfy post-approval regulatory requirements in the EU. Additionally, we initiated work to prepare for an Early Access Program, or EAP, in the first quarter of 2014 in order to provide Esbriet to U.S. patients prior to FDA approval under the FDAs compassionate use provisions.

Milestone Payments to Third Parties

We made no third-party payments in the three months ended March 31, 2014 and 2013 related to contractual milestone obligations that were charged directly to expense. In 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of Esbriet and we incurred approximately $0.3 million of amortization expense in the first quarter of both 2014 and 2013.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Selling, general and administrative	$44,327	$29,976	48%

Selling, general and administrative expenses for the three months ended March 31, 2014, increased $14.4 million, or 48%, compared to the same period in 2013. This increase is primarily attributed to an increase in headcount associated with the development of our global sales organization and related marketing activities.

Interest Income

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Interest income	$103	$137	(25)%

The decrease in interest income for the three months ended March 31, 2014 compared to the same period in 2013 is due to lower average balances in marketable securities in the first quarter of 2014.

Interest Expense

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Interest expense	$(3,860)	$(3,483)	11%

Interest expense primarily relates to coupon interest on our 2015 Notes, 2017 Notes and 2018 Notes, as well as amortization of our note discount in connection with the January 2013 issuance of our 2.50% convertible senior notes due 2017. Increase in interest expense is attributed to the use of an effective interest rate to amortize our note discount over the remaining term of the 2017 Notes.

Fair Value of Embedded Conversion Derivative

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Change in value of embedded conversion derivative	$-	$8,758	(100)%

The embedded conversion derivative in the 2017 Notes was initially recorded at $36.9 million based on our fair value measurement at the January 2013 note issuance date. The expense of $8.8 million recorded in the three months ended March 31, 2013 primarily resulted from a decrease in our stock price during the period. On May 30, 2013, upon obtaining stockholder approval of additional authorized shares of our common stock, the derivative liability was marked to fair value and reclassified to stockholders’ equity. Refer to Note 10 to our unaudited condensed consolidated financial statements for further discussion of the embedded conversion derivative in the 2017 Notes.

Loss on Extinguishment of Notes

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Loss on extinguishment of notes	$-	$(7,900)	(100)%

This loss is attributed to the extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes in January 2013. No note repayment has occurred to date in 2014.

Other

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Other	$(302)	$480	(163)%

Other expense in the three months ended March 31, 2014 and 2013 consisted primarily of currency gains and losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European operations.

Income Tax Provision Allocated to Continuing Operations

	Three Months Ended
	March 31,		Percentage Change
(in thousands, except percentages)	2014	2013	2014 vs 2013
Income tax provision	$490	$399	23%

Income tax provision allocated to continuing operations results from our estimate of taxes payable in various foreign jurisdictions in which we sell our Esbriet product. The increase in our provision in 2014 compared to 2013 reflects the ongoing growth and profitability of our foreign operations.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale securities, as well as from cash generated from operations and proceeds from our convertible note and equity financings in June 2008, September 2011, January 2013, November 2013 and March 2014.

At March 31, 2014, our capital resources consisted of cash, cash equivalents and available-for-sale securities of $606.4 million. In March 2014, we completed a registered underwritten public offering of 8,625,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $268.0 million, after deducting underwriting discounts and estimated expenses.

Based on our current expectations, we believe our existing cash, cash equivalents and available-for-sale securities will be sufficient to meet our planned operations through at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth, the timing and scope of our commercial infrastructure expansion in the United States, the timing and extent of spending to support our development and clinical efforts and strategic initiatives, the expansion of sales, marketing and administrative activities, the timing of introduction of our product into new markets and the continuing market acceptance of our products. In particular, in order to continue to grow our commercial operations successfully, we may need to continue to increase the number of our managerial, operational, financial and other employees in the European Economic Area, or EEA, and Canada, and if pirfenidone is approved for sale in the United States we will need to do so in the United States, as well. Establishing a commercial infrastructure in the United States for pirfenidone, if approved, will require significant capital expenditures, which may require us to raise additional capital.

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

Cash Flows from Operating Activities

Cash used in operating activities was $56.4 million during the three months ended March 31, 2014, comprised primarily of a net loss of $53.6 million and working capital changes of $9.7 million partially offset by non-cash charges of $6.9 million primarily consisting of depreciation, stock-based compensation and amortization of note discount and note issuance costs.

Cash used in operating activities was $55.4 million during the three months ended March 31, 2013, comprised primarily of a net loss of $49.9 million and working capital changes of $9.8 million partially offset by non-cash charges of $4.2 million primarily consisting of depreciation, stock-based compensation, amortization of note discount and note issuance costs, change in the fair value of our embedded derivative in relation to the options on our convertible senior notes due 2017 and a loss on extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes.

Cash Flows from Investing Activities

Cash used in investing activities was $11.7 million during the three months ended March 31, 2014, and was comprised primarily of purchases of available-for-sale securities of $46.4 million, partially offset by maturities and sales of available-for-sale securities of $35.1 million.

Cash used in investing activities was $26.2 million during the three months ended March 31, 2013, comprised primarily of purchases of available-for-sale securities of $78.0 million, partially offset by maturities and sales of available-for-sale securities of $52.2 million.

Cash used in investing activities for the three months ended March 31, 2014 decreased $14.5 million compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash provided by financing activities of $276.3 million for the three months ended March 31, 2014 was due to the registered underwritten public offering of 8,625,000 shares of our common stock. The aggregate net proceeds from this offering was approximately $268.0 million. Additionally, $8.3 million was provided by proceeds from the issuance of common stock under our employee stock benefit plans.

Cash provided by financing activities of $190.6 million for the three months ended March 31, 2013 was due to the registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The aggregate net proceeds from these concurrent offerings were approximately $262.5 million. This was offset by the repurchase of $72.2 million of 5.00% convertible senior notes due 2015.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. Our future contractual obligations and commitments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio by final maturity date and our convertible notes as of March 31, 2014:

					2018 and
(in millions, except percentages)	2014(1)	2015	2016	2017	Beyond	Total
Assets
Available-for-sale securities	$419.5	$29.3	$-	$-	$-	$448.8
Average interest rate	0.2%	0.3%	-%	-%	-%	0.2%

Liabilities
5.00% convertible senior notes due 2015	$-	$18.4	$-	$-	$-	$18.4
Average interest rate	-%	5.0%	-%	-%	-%	5.0%
2.50% convertible senior notes due 2017	$-	$-	$-	$120.8	$-	$120.8
Average interest rate	-%	-%	-%	2.5%	-%	2.5%
2.50% convertible senior notes due 2018	$-	$-	$-	$-	$155.3	$155.3
Average interest rate	-%	-%	-%	-%	2.5%	2.5%
(1)	Remainder of year.

Foreign Currency Exchange Risk

In connection with our continuing expansion efforts, we now conduct business throughout Europe in several currencies, and in Canada, including the Euro, Swiss franc, British pound and Canadian dollar, among others. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. We do not enter into such contracts for trading or speculative purposes.

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in “other” as a component of other income (expense) in our condensed consolidated statements of operations and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective at the reasonable assurance level to ensure the information required to be disclosed in this report is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Now that the United States Supreme Court has denied Dr. Harkonen’s petition for writ of certiorari, leaving the verdict and judgment against Dr. Harkonen intact, Arch has taken steps to resume the arbitration and seek to recoup all or some of the $5.0 million it advanced for Dr. Harkonen’s defense back from Dr. Harkonen and/or from the Company, contending that such fees and costs are not covered by its policy. The Company believes that Arch is not entitled to recover such fees and costs from the Company and will assert that position in the arbitration. At this time, we believe no change to the status of the application of the D&O liability insurance in general has occurred due to the judgment in the Criminal Action. Therefore, while it is reasonably possible that we may incur a loss associated with this matter, we are unable to determine the amount of such a loss or range of losses and have not accrued for any such amounts in our financial statements associated with this matter.

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

In February 2011, we were granted marketing authorization to commercialize Esbriet (pirfenidone) in all 28 member states of the European Union, or EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. We have since launched the product in various countries within the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein, as well as having launched in Canada. In February 2014, we announced positive top-line data from our Phase 3 clinical trial of pirfenidone, ASCEND, demonstrating that pirfenidone significantly reduced IPF disease progression as measured by the primary endpoint of change in percent predicted FVC from Baseline to Week 52. However, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the FDA.

Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success depends on the continued commercialization of Esbriet in the EEA and Canada and on obtaining regulatory approval from the U.S. Food and Drug Administration, or FDA, to market pirfenidone for the treatment of IPF in the United States. If our pirfenidone product is approved by the FDA, our future success will depend on our successful commercialization of pirfenidone in the United States together with continued commercialization of Esbriet in the EEA and Canada.

We may not succeed in our ongoing commercial efforts in the EEA or Canada, or, if pirfenidone is approved by the FDA, in our efforts to commercialize pirfenidone in the United States. We may experience delays in receiving, or may never receive, regulatory approval to market and sell pirfenidone in the United States. We may experience delays and unforeseen difficulties in the commercialization of Esbriet in one or more of the EEA member states or Canada. We could also experience significant competition in both the EEA, Canada and, if approved, the United States, which could negatively affect our commercialization efforts.

If we also fail to develop future product candidates for any reason, including the reasons stated in “Risks Related to the Development of Our Products and Product Candidates,” we will continue to be dependent on the successful commercialization of pirfenidone. If we do not successfully commercialize Esbriet in the EEA and Canada and/or receive regulatory approval in the United States for pirfenidone for the treatment of IPF and subsequently successfully commercialize pirfenidone in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be seriously harmed.

The results of our ASCEND Phase 3 clinical trial may fail to demonstrate to the FDA sufficient efficacy of pirfenidone to permit approval by the FDA and may have a negative effect on sales of Esbriet in the EEA and Canada.

In November 2009, we submitted a new drug application, or NDA, to the FDA seeking approval of pirfenidone for IPF. Following submission of the NDA, the FDA convened an Advisory Committee to review the application and make a recommendation regarding approval. Although the Advisory Committee recommended approval of pirfenidone to reduce the decline in lung function in patients with IPF, the FDA issued us a Complete Response Letter on May 4, 2010, requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. Our NDA was supported by our CAPACITY 1 and CAPACITY 2 trials, which were designed using FVC as the primary endpoint, as opposed to mortality, even though the FDA had advised us that mortality would be the preferred endpoint and that the FDA was uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone based on FVC change. We met the primary endpoint of FVC change with statistical significance in our CAPACITY 2 trial but not in our CAPACITY 1 trial. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 supported the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view, issued a Complete Response Letter, and requested additional efficacy data.

We have evaluated our clinical development options to gain FDA approval of pirfenidone for the treatment of IPF within the United States, and we initiated an additional Phase 3 clinical trial known as the ASCEND trial during the second quarter of 2011. In February 2014, we announced top-line data from ASCEND, demonstrating that pirfenidone significantly reduced IPF disease progression as measured by the primary endpoint of change in percent predicted FVC from Baseline to Week 52. We do not have a Special Protocol Assessment, or SPA, in place with the FDA for the ASCEND trial, and the results of this Phase 3 clinical trial, together with the results of our CAPACITY trials, may not be satisfactory to the FDA to support approval of pirfenidone. The ASCEND trial was a 52-week trial with FVC as the primary endpoint. Key secondary endpoints included change in six-minute walk test (6MWT) distance and progression-free survival, which is based on the earliest of time to death, FVC decrement of 10% or greater, or decrement in 6MWT distance of 50 meters or more. In our meeting with the FDA in March 2011 relating to our plans for the ASCEND trial, the FDA indicated that it would prefer a trial with a longer duration (72 weeks) if designed with a FVC endpoint. While the FDA indicated that a 52-week trial with a FVC endpoint could support approval, the FDA further indicated that a trial with a FVC endpoint would need to provide supportive evidence of an effect on mortality. Additional secondary endpoints in ASCEND do include all-cause mortality and on-treatment IPF-related deaths (both evaluated independently in ASCEND as well as pooled with the previous CAPACITY data), and dyspnea. A pre-specified analysis of the pooled population across ASCEND and the two Phase 3 CAPACITY studies taking CAPACITY mortality data through Week 52 showed that the risk of all-cause mortality was reduced by 48% in the pirfenidone group compared to the placebo group.

Whether data from our ASCEND trial when combined with the data from our CAPACITY trials will be sufficient to demonstrate an effect on mortality and/or to obtain FDA approval of pirfenidone for the treatment of IPF will be the subject of review by the FDA after our anticipated NDA resubmission. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to market and sell Esbriet in the United States. Further, a negative regulatory outcome by the FDA for pirfenidone may negatively affect the sales of Esbriet in the EEA and Canada and/or may be considered by EEA or Canadian regulatory agencies when assessing reimbursement for Esbriet, which may lead to a reduction in the amount of reimbursement amounts in certain countries. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EEA and Canada. Because of our dependence on the commercial success of Esbriet in the EEA and Canada, a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects, including, but not limited to, negatively impacting the pricing and reimbursement guidelines for Esbriet in one or more countries in the EEA and Canada and thereby negatively impacting Esbriet revenue and our financial results. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

Even if the results of our ASCEND Phase 3 clinical trial are incorporated into a resubmitted NDA, and such resubmission is timely and demonstrates to the FDA sufficient efficacy of pirfenidone to permit ultimate approval by the FDA, we cannot assure you of the timing of such approval.

We intend to incorporate the results of our ASCEND Phase 3 clinical trial data into our NDA for pirfenidone and to resubmit such NDA to the FDA early in the third quarter of 2014, and our financial plans currently relate to timely approval of such NDA. The process of obtaining FDA regulatory approval often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. While pursuant to the Prescription Drug User Fee Act, we expect that the FDA’s review of our NDA for pirfenidone will be completed within six months of resubmission, we cannot assure you that the FDA will act within this timeframe. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding pirfenidone. Any delay in approval of our NDA may place pirfenidone at a competitive disadvantage, may increase our need for additional resources, have an adverse effect on our operations and a negative effect on our stock price.

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the EEA and Canada are dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA and Canada, which levels may vary and may fall well below our current expectations.

We currently have agreed pricing and /or reimbursement levels for Esbriet in Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Italy, Ireland, Luxembourg, the Netherlands, Norway, Sweden, the UK and Canada. We have developed estimates of anticipated pricing in other countries, including in the United States, if pirfenidone is approved for sale. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing of therapies with a similar product profile, such as treatments for pulmonary hypertension.

Due to efforts to contain health care costs, the reimbursement institutions in the countries in which we seek approval for sale of Esbriet may not agree to our estimated level of pricing and reimbursement. Various countries that have approved Esbriet have mechanisms that may result in a reduction in our estimated level of governmental pricing and reimbursement. Furthermore, in various countries in the EEA and Canada, we may be subject to additional negotiated and confidential governmental clauses and/or discounts which, while customary and routine for reimbursed drugs in these countries, may also adversely impact our realized Esbriet price. The agreed prices of our product may be subject to renegotiation at any time, at the discretion of the authorities, or may be subject to top-down reductions affecting all products or specific categories of products in a certain country.

For example, in Germany, pricing is subject to the rules of the Act on the Reform of the Market for Medicinal Products, or AMNOG, which provide terms that an orphan drug must be re-evaluated once the drug cost of 50 million Euros, inclusive of VAT and before rebate deduction, to the German health system in any 12-month period have been met. Therefore, upon reaching that sales level, we will be required to submit a full Esbriet dossier to Germany’s Federal Joint Committee and will be subject to the processes set forth by AMNOG. The current price agreement between SpiKK and InterMune is valid through September 15, 2014, upon which time either party can terminate the existing contract and start new negotiations, which may lead to a more significant rebate for Esbriet.

Similarly, in France, IPF is currently in the category of Affections de Longue Durée, or ALD’s (Long Term Diseases) which qualifies Esbriet for a certain level of reimbursement. However, the Transparency Commission of the French National Authority for Health, the French agency responsible for assessing medicinal products and advising the health authorities on whether those products provide sufficient benefit to be covered by French National Health Insurance, may revise the criteria by which it defines ALD’s and IPF may not qualify as an ALD. In such case, IPF patients may not be fully reimbursed for the use of Esbriet for the treatment of IPF which may lead to decreased Esbriet utilization and negatively impact our ability to generate revenue from Esbriet sales in France.

In Italy, the Board of the Italian Medicines Agency, or AIFA, approved the pricing and reimbursement conditions for Esbriet under a risk-sharing arrangement, pursuant to which patients’ FVC will be measured six months after initiation of Esbriet therapy. Patients whose percent predicted FVC declines in absolute terms by 10% or more during the first six-month treatment period will not be eligible for reimbursement and their cost of therapy during their treatment period will be credited to the National Health Care System. We expect that between 10% and 15% of patients that initiate therapy will have such an FVC decline.

In England and Wales, the Appraisal Committee of the National Institute for Health and Care Excellence, or NICE, recommended pirfenidone as an option for treating IPF patients whose FVC is between 50% and 80% of predicted at the initiation of therapy, but recommended that treatment with pirfenidone for these patients should be discontinued if there is evidence of disease progression, as defined by a decline in percentage predicted FVC of 10% or more within any 12-month period. Based on clinical study experience with Esbriet, we expect that between 10% and 15% of patients could meet this definition of disease progression in a given 12-month period.

An unfavorable outcome following the pricing and reimbursement review period in any country may result in lower than expected pricing and reimbursement guidelines in such country, as well as in other countries that reference their pricing to that country. In addition, a negative regulatory outcome by the FDA could materially and adversely impact the pricing and reimbursement guidelines for Esbriet in any country in the EEA or Canada and thereby negatively impact Esbriet revenue from such country. This would adversely impact the anticipated revenue from Esbriet.

Expansion of our commercial infrastructure is a significant undertaking that requires substantial financial and managerial resources, and we may encounter delays or may not be successful in our efforts.

Implementing the commercial infrastructure with the size necessary to support our commercial operations in Europe and Canada and to initiate a commercial launch of Esbriet in the United States, if approved, is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts, we will need to implement a commercial infrastructure within the United States and continue to grow our commercial infrastructure in Europe and Canada. In order to successfully grow our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, Canada and the U.S., which will require additional financial resources and require significant management attention. We may not be successful in establishing the required commercial operation (including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy), which would negatively impact our ability to commercialize Esbriet and generate revenue from the sale of Esbriet.

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

The development of our products and product candidates is an expensive process, and we anticipate that the annual cost of treatment for the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our products or product candidates for an approved disease because we believe that it may not be commercially successful. Market acceptance of and demand for our products and product candidates, including Esbriet in the EEA, Canada, and, if approved, in the United States, will depend on many factors, including but not limited to:

—	the results of ours, and other competitive drug companies’, clinical trials;
—	cost of treatment;
—	pricing and availability of alternative products;
—	our ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;
—	perceived efficacy relative to other available therapies;
—	shifts in the medical community to new treatment paradigms or standards of care;
—	relative convenience and ease of administration; and
—	prevalence and severity of adverse side effects associated with treatment.

 We are in the early stages of Esbriet commercialization in most of the countries in Europe and Canada and we are still developing information with regard to the market acceptance of Esbriet. As a result, we may have to revise our estimates regarding the acceptance of Esbriet under our current pricing structure, and/or reevaluate and/or change the current pricing for Esbriet. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EEA and Canada are dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA and Canada, which levels may vary and may fall significantly below our current expectations.”

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

Undesirable side effects caused by Esbriet could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities where we have not currently obtained approval. To date, patients treated with Esbriet have experienced some drug-related side effects. Additionally, if we or others later identify undesirable side effects caused by Esbriet, a number of potentially significant negative consequences could result, including:

—	regulatory authorities may withdraw approvals of such product;
—	regulatory authorities may order product recalls;
—	regulatory authorities may require additional warnings on the label;
—	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
—	we could be sued and held liable for harm caused to patients; and
—	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from its sale. If such side effects are found to be serious, we may be unable to market and sell pirfenidone or such other product, and may be forced to modify, delay, or discontinue our operations, which could materially diminish the value of your investment.

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

Other significant legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

In addition to legislation and controls impacting pricing pressures in healthcare, our ability to successfully commercialize Esbriet or other product candidates for particular diseases, is highly dependent on the extent to which coverage and reimbursement for such products is available at all or in part from:

—	private health insurers, including managed care organizations;

—	governmental payors, such as state-run payors in Europe and Canada, as well as federal programs/payors such as Medicaid, the U.S. Public Health Service Agency and Veterans’ Administration; and;
—	other third-party payors

The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Esbriet, or our other current or future products, market acceptance of our products will be reduced, and our sales will suffer. For more information, please see the risk factor above titled “Our revenue from sales of Esbriet in the EEA and Canada are dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA and Canada, which levels may vary and may fall well below our current expectations.”

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

Even if we are successful in developing effective drugs, our products may not compete effectively with our competitors’ current or future products. We expect that Esbriet may compete in the EEA and Canada and, if approved by the FDA in the United States, with other products that are being developed for the treatment of IPF, including possible generic versions of pirfenidone in the U.S., EEA, Canada and potentially other markets following the expiration of, or in the absence of market exclusivity. Pirfenidone has certain formulation and method of use patents that protect it, but it has no composition of matter patent protection. Unless we have (i) Orphan Drug designation and enjoy the associated marketing exclusivity, (ii) other market or data exclusivity protection or (iii) other types of patent protection in a particular jurisdiction, we may face competition from a lower cost version of pirfenidone in such a jurisdiction earlier than we might like.

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

We do not know whether future clinical trials will be fully enrolled, initiated, or completed on schedule, or at all.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we experienced slower than anticipated patient enrollment in our ASCEND clinical trial, resulting in a delay to the development program, and we are currently experiencing slower than anticipated patient enrollment in our PANORAMA clinical trial, which could result in a delay to that development program.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the Institutional Review Boards, or IRBs, or Ethics Committees of the institutions in which such trials are being conducted, by the Data Monitoring Committee, or DMC, for such trial or by the FDA, EEA Competent Authorities, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA Competent Authorities, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in March 2007, we terminated our development of Actimmune for patients with IPF after discontinuing the INSPIRE trial on the recommendation of the study’s independent DMC.

Our development costs will further increase if we have material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than initially planned for future product candidates. For example, in 2013, we initiated our PANORAMA trial, a randomized, double-blind, placebo controlled Phase 2 clinical study designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are being treated with pirfenidone. In addition, we have also initiated our LOTUSS trial, a Phase 2, multinational, open-label, randomized, parallel-group, designed to study the safety and tolerability of pirfenidone in patients with systemic sclerosis-related interstitial lung disease. Any modifications to trial design for this study would increase our development costs. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

Whether we will have any future products other than those based on pirfenidone is largely dependent on the success of our research and development programs, which are at an early stage, and our business development efforts. Our drug candidates other than pirfenidone are still in early stages of development and we may not be able to successfully discover, develop, obtain regulatory approval for or commercialize any such drug candidates.

We intend to invest significant time and financial resources in our research and development programs. We currently have one product in the EEA and Canada, Esbriet, based on pirfenidone. Whether we will have any future products other than those based on pirfenidone depends substantially upon our ability to discover, develop, obtain regulatory approval for and commercialize our other drug candidates successfully. Our research and development programs are prone to the significant and likely risks of failure inherent in drug development. We currently do not, and may never, have any other drug candidates in clinical trials, and we have not identified drug candidates for many of our research programs.

Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, or, with respect to approval in other countries, similar regulatory authorities in those countries, that the drug candidate is safe and effective for use for that target indication. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:

—	offer improvement over existing, comparable products;
—	be proven safe and effective in clinical trials; or;
—	meet applicable regulatory standards.

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

Because our internal research and development capabilities are limited, and because new product approvals can take many years, we may be unsuccessful in developing new products or product candidates internally, and therefore may need to negotiate with pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising product candidates and approved products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements, including via collaboration and development arrangements with third parties. Further, any product candidate that we acquire will most likely require additional development efforts prior to commercial sale, including pre-clinical or clinical testing and approval by the FDA and other foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

We do not expect any of our drug candidates to be commercially available for several years and some or all may never become commercially available. Accordingly, we may never generate revenues through the sale of products other than those based on pirfenidone.

Risks Related to Government Regulation and Approval of our Products and Product Candidates

If our clinical trials fail to demonstrate to the satisfaction of the FDA, the EMA and other foreign regulatory authorities that any of our products or product candidates are safe and effective for the treatment of particular diseases, the FDA, the EMA and other foreign regulatory authorities may require us to conduct additional clinical trials or may not grant us marketing approval for such products or product candidates for those diseases.

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

The FDA, the EMA and other foreign regulatory authorities have substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our products or product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials have demonstrated the safety and statistically significant efficacy of any of our products or product candidates for the treatment of a disease, the results may not be satisfactory to the FDA, EMA or other foreign regulatory authorities. The FDA, the EMA and other foreign regulatory authorities, including their advisory committees, operate under different frameworks, which may affect the selection of preclinical and clinical data they will review, and furthermore may interpret such data in different ways than us, which could delay, limit or prevent regulatory approval. In addition, even if advisory committees to the FDA recommend approval of our product candidates, such recommendations are non-binding and the FDA may not approve our NDA for the product candidates. For example, nine of the twelve members of the Pulmonary-Allergy Drugs Advisory Committee, or PADAC, of the FDA recommended approval of pirfenidone to reduce decline in lung function in patients with IPF. However, notwithstanding the PADAC approval recommendation, we subsequently received a Complete Response Letter from the FDA requesting an additional clinical trial to support the efficacy of pirfenidone. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and commercial prospects will be harmed, and our prospects for profitability will be significantly impaired.

Both our CAPACITY and ASCEND trials were conducted without a SPA with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain a SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1, CAPACITY 2 and ASCEND based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. In 2010, the FDA determined that our NDA application was not adequate to support the efficacy of pirfenidone for the treatment of IPF and issued to us a Complete Response Letter requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. Following issuance of the Complete Response Letter, we initiated the ASCEND trial during the second quarter of 2011.

In February 2014, we announced positive top-line data from ASCEND, demonstrating that pirfenidone significantly reduced IPF disease progression as measured by the primary endpoint of change in percent predicted FVC from Baseline to Week 52. However, the results of ASCEND may not be sufficient to cause the FDA to grant regulatory approval for the sale of pirfenidone in the USA. Even if such approval is granted, the FDA may require an indication statement in the label of the approved product. If the FDA fails to approve pirfenidone for sale in USA, or if the claims permitted by such approval are limited, our business and prospects, may be materially and adversely affected, because of, among other factors, the potential negative impact on the pricing and reimbursement guidelines for Esbriet in any country in the EU and the consequent negative impact on Esbriet revenue from such country. For additional information related to the risk of the Phase 3 clinical study, please see the risk factor titled “Risks Related to Our Dependence on Pirfenidone—The results of our ASCEND Phase 3 clinical trial may fail to demonstrate to the FDA sufficient efficacy of pirfenidone to permit approval by the FDA and may have a negative effect on sales of Esbriet in the EEA and Canada.”

Even in the circumstances that we receive favorable data from ASCEND, FDA approval for pirfenidone, and successfully launch the product in the United States, there may be unforeseen adverse events that may cause us to update our label with additional safety information, limit our indication or require us to withdraw our product from the market. We may or may not be able to re-launch the product. Given our status as a one-product company with limited pipeline, this could have a material adverse effect on our ability to generate additional revenue, and consequently, our business will be seriously harmed.

We are subject to extensive and rigorous governmental regulation, including the requirement of FDA, EMA or other regulatory approval before our products and product candidates may be lawfully marketed. Even after we receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.

The regulatory review and approval process of governmental authorities is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. The FDA review process typically takes significant time to complete and approval is never guaranteed. Any regulatory approvals that we may receive may be subject to limitations on the indications for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. Markets outside of the United States, such as the EEA, also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn.

Both before and after the approval of our product candidates and product, we, our product candidates, our product, our operations, our facilities, our suppliers, our distributors, our contract manufacturers, our contract research organizations, or CROs, and our contract testing laboratories are subject to extensive regulation by governmental authorities in the United States, the EEA and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution, marketing, and import and export of therapeutic products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, requirements and current good clinical practices, or, GCPs, for any clinical trials that we conduct post-approval. Similar requirements exist in the EEA. In addition, quality control and manufacturing procedures must continue to conform to cGMPs regulations after approval, and the FDA, and EEA Competent Authorities periodically inspect manufacturing facilities to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. Any failure to receive the marketing approvals necessary to commercialize our product candidates could harm our business.

The policies of the FDA, the EMA, and EEA Member States may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. The FDA has increased its attention to product safety concerns in light of recent high profile safety issues with certain drug products in the United States. Moreover, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in proposed agency initiatives and new legislation addressing drug safety issues. If adopted, any new legislation or agency initiatives could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. These restrictions or requirements could require us to conduct costly studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

—

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

—

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

—

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

—

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

—

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

—

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

We are subject to similar laws in foreign countries where we conduct business. For example, within the EEA, the control of unlawful marketing and promotional activities is a matter of national law in each of the member states. The member states of the EEA closely monitor perceived unlawful marketing and promotional activities by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

Any of these factors could delay clinical trials, regulatory submissions and/or commercialization of our products for particular diseases, interfere with current sales, entail higher costs and result in our being unable to effectively market and sell our product and, in the future, our product candidates.

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

We do not currently have the resources, facilities or experience internally to manufacture Esbriet or any of our product candidates on a commercial scale or for purposes of clinical trials. Completion of our clinical trials and commercialization of our products requires access to, or development of, manufacturing facilities that meet FDA standards to manufacture a sufficient supply of our products. The FDA, the EMA and foreign regulatory authorities must approve facilities that manufacture our products for commercial purposes, as well as the manufacturing processes and specifications for the product. We depend on, and we expect to continue to depend on, third parties for the manufacture of our product candidates for preclinical and clinical purposes, and we rely on third parties with FDA and/or EEA Competent Authority-approved manufacturing facilities for the manufacture of Esbriet for commercial purposes. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for cGMP compliance. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EEA Competent Authorities, or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We have a long-term supply contract with Signa C.V. and ACIC Fine Chemicals Inc. for the active pharmaceutical ingredient for Esbriet and a contract with Catalent for the manufacture of the drug product for Esbriet. If we do not perform our obligations under these agreements, these agreements may be terminated.

Our strategy to contract with third parties for the manufacture of our products and product candidates presents many risks, including, but not limited to, the following:

—	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial contractual penalties and/or be forced to take substantial inventory write-offs.
—

Manufacturers of our product and our product candidates are subject to ongoing periodic inspections by the EMA, FDA and other regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

—

When we need to change third-party manufacturers of a particular pharmaceutical product, the EMA, FDA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing, and compliance inspections.

—	Delays in transferring manufacturing technology between third parties could delay clinical trials, regulatory submissions and commercialization of our product candidates.
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

Any of these factors could delay clinical trials, regulatory submissions or commercialization of our products, interfere with current sales, entail higher costs and result in our being unable to effectively market and sell our products.

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

We currently rely on single-source partners to provide services to us at many stages in our supply chain. Consequently should any of our single-source partners be unable to provide service, we may be unable to satisfy customer orders on a timely basis, if at all.

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

We have relied upon and plan to continue to rely upon third-party CROs and other third parties, such as medical institutions and clinical investigators, to conduct, monitor and manage data for our ongoing preclinical and clinical programs. For example, we used CROs to conduct our Phase 3 ASCEND trial for pirfenidone. We rely on these third parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are subject to GCP requirements, which are regulations and guidelines enforced by the FDA, EEA Competent Authorities, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Switching or adding CROs and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with these third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

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

Furthermore, the recently enacted Leahy-Smith America Invents Act, or AIA, reformed certain patent laws in the United States and may create additional uncertainty regarding patents. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.

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

In the EEA, patents are subject to a post-grant opposition period, and enforcement of patents is on a country-by-country basis subject to varying, complex and evolving national requirements and standards. Competitors could challenge the validity of our patent claims and challenge whether their product actually infringes those claims. Such challenges would involve complex legal and factual questions and entail considerable costs and investment of effort. In June 2012, opposition proceedings were filed in the European Patent Office against our European patent 2324831 B1, requesting that the patent be revoked on the basis that the invention is not patentable. The European Patent Office Opposition Division rendered its formal decision in December 2013, and the patent was not revoked. Both parties to the proceeding have appealed, and we intend to continue to vigorously defend the patent. We can provide no assurances regarding the outcome of this matter.

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

For example, in September 2012, we were notified by the EMA that we had received a request in accordance with Regulation 1049/2001/EC regarding public access to documents held by institutions of the EU. The request was made by a potential competitor and sought access to aspects of our Esbriet MAA. We are in the process of challenging the disclosure on the grounds, among others, that it would harm our intellectual property interests by placing confidential information into the public domain as potential prior art, and that such disclosure would harm our commercial interests and provide competitors with an unfair gain. There can be no assurance that we will ultimately be successful in preventing disclosure of the data in our MAA. There can be no assurance that we will ultimately be successful in preventing disclosure of the data in our MAA.

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

We have received orphan drug designation for pirfenidone for the treatment of IPF by the FDA. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of 7 years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. If we do not obtain orphan drug exclusivity for our pirfenidone in the United States, our competitors may then market and sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity and our revenues will be reduced. Moreover, we may not have the ability to prevent others from commercializing pirfenidone for (i) IPF after the orphan drug designation exclusivity period in the EU, and, if granted, in the United States, expires, (ii) uses covered by other patents held by third parties or (iii) other uses in the public domain for which there is no patent protection. Consequently, following expiration of orphan drug exclusivity protection in the EU, and, if granted, in the United States, we must rely primarily on the protection afforded by formulation and method of use patents relating to the safe and/or effective use of pirfenidone for IPF.

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

Because the pirfenidone molecule itself has no composition of matter patent protection in the United States or elsewhere, following expiration of orphan drug exclusivity in the EU, and any orphan drug exclusivity we may obtain if approved for commercial use by the FDA in the United States, we must rely primarily on the protection afforded by the formulation and method of use patents relating to the safe and/or effective use of pirfenidone for the treatment in adults of mild to moderate IPF.

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

These patents can be challenged by our competitors in various jurisdictions who may argue such patents are invalid or unenforceable or lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. For example, in June 2012, opposition proceedings were filed in the European Patent Office against InterMune’s European patent 2324831 B1, requesting that the patent be revoked on the basis that the invention is not patentable. Although the patent was not revoked by the EPO, and while we intend to vigorously defend the patent, we have no assurance regarding the outcome of this matter. Additionally, even if the validity of these patents were upheld in a patent challenge, a court may refuse to stop the other party from practicing the activity at issue. Any of these outcomes would limit our ability to exclusively market pirfenidone for the treatment in adults of mild to moderate IPF in the EU, and if approved for commercial use by the FDA, in the United States, as well as certain other countries where we have filed for patent protection.

If we breach our collaboration agreement with Shionogi, our ability to develop and commercialize pirfenidone in other jurisdictions may be impaired.

We are party to a collaboration agreement with Shionogi that gives us an option to exercise a license for access to certain patient level data from the Shionogi Phase 3 clinical trial with pirfenidone in patients with IPF, which we refer to as SP3, to be used, along with other Shionogi clinical study information, as “pivotal study data” (as defined in the agreement) in connection with our regulatory filings. While we do not currently intend to use SP3 patient level data as pivotal study data in our regulatory filings in the United States or in other jurisdictions, we may elect to do so at a later point in time and be required to make certain royalty payments under the collaboration agreement. Should we breach this agreement with Shionogi, we may lose our ability to use Shionogi’s patient level data in our regulatory filings in the United States or in other jurisdictions, which could adversely affect our ability to obtain regulatory approval of pirfenidone in such jurisdictions.

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

We may not control the patent prosecution of intellectual property that we license from third parties. Accordingly, we would be unable to exercise the same degree of control over this intellectual property as we would exercise over intellectual property that we own, and, as a result, we may lose our rights to such intellectual property and incur substantial costs. At the present time, there are no licensed patent matters for pirfenidone that fall into this category.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.4 billion at March 31, 2014. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Because we have limited resources and research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate or we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs in order to allocate resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. For example, we may decide to delay, cease or forgo developing pirfenidone for a particular indication or a new potential product candidate, including our LOTUSS or PANORAMA trials or other discovery program, and allocate our resources solely to the commercialization of Esbriet for IPF. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

We initiated our commercial launch of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Sweden and the UK and we plan to initiate commercial launches in additional countries in the EEA in the future. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Furthermore, we have just recently established our sales organization in the EEA and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

As of March 31, 2014, we had 364 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2014, we had $18.4 million of outstanding indebtedness under our 2015 Notes, $120.8 million of outstanding indebtedness under our 2017 Notes and $155.3 million of outstanding indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

In January 2013, we completed a registered underwritten public offering of shares of our common stock and a concurrent registered underwritten public offering of 2.50% convertible senior notes due 2017. We used a portion of the net proceeds from the convertible note offering to repurchase approximately $66.6 million of our outstanding 5.00% 2015 Notes. As a result of the repurchase of our 2015 Notes, our annual debt service obligation for existing notes in 2013 was $8.8 million. As of March 31, 2014, our remaining debt service obligation on our existing notes through December 31, 2014, is $5.4 million in cash. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will ever generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

—

negative developments or setbacks in our application to obtain marketing approval for pirfenidone in the United States, including a negative response from the FDA to our anticipated NDA resubmission based on data from this trial;

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

—	if only a subset of or no affected patients respond to therapy with any of our products or product candidates;
—	the actual dose or efficacy of the product for a particular condition may be different than currently anticipated;
—	negative publicity about the results of our clinical studies or those of others with similar or related products may reduce demand for our products and product candidates;
—	the treatment regimen may be different in duration than currently anticipated;
—	treatment may be sporadic;
—	we may not be able to sell a product at the price we expect;
—	we may not be able to accurately calculate the number of patients using the product;
—	we may not be able to supply enough product to meet demand;
—	there may be current and future competitive products that have greater acceptance in the market than our products do;
—	our development activities may proceed faster than planned;
—	we may decide to change our marketing and educational programs; or
—	clinical trial participation may reduce product sales.

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

Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, shares issued upon the exercise of outstanding options or similar equity instruments or conversions of our outstanding notes, or the perception that these sales, exercises, or conversions might occur, could cause the market price of our common stock to decline and, in turn, the trading price of our notes may decline, or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity or equity-related securities. In addition, the market price of our common stock also could be affected by possible sales of our common stock by investors in our notes who view conversions of such notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of such notes. The hedging or arbitrage could, in turn, affect the trading price of the notes and/or the market price of any shares of our common stock that holders of the notes receive upon conversion of their notes.

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

We have filed registration statements covering the approximately 12.3 million shares of common stock that are either issuable upon the exercise or vesting of outstanding options or awards reserved for future issuance pursuant to our stock plans as of March 31, 2014.

The issuance of shares of our common stock issued in connection with the exercise of stock options, vesting of restricted stock units or similar equity instruments, or the conversion of our outstanding notes or other instruments we may issue in the future would dilute the notional percentage ownership held by our existing security holders.

At times, the market price of our common stock has fluctuated significantly, and as a result an investment in our stock could decline in value.

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended March 31, 2014, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $37.80 in February 2014 to a low of $8.78 in April 2013. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

The repurchase rights in our outstanding notes triggered by the occurrence of a fundamental change and the additional shares of our common stock that are increased according to specified conversion rates in connection with certain make-whole fundamental change transactions could also discourage a potential acquirer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMUNE, INC.

Date: May 2, 2014	By:	/s/ JOHN C. HODGMAN
John C. Hodgman
Executive Vice President of Finance Administration and Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	2/18/2000	3.2
3.2	Certificate of Ownership and Merger, dated April 26, 2001.	10-Q	8/3/2001	3.4
3.3	Amended and Restated Bylaws of Registrant.	8-K	3/24/2010	3.1
3.4	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	8/23/2013	3.1
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	8/14/2003	3.4
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	10-Q	8/9/2004	3.5
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-3	9/4/2009	3.4
3.8	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/18/2001	4.3
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	5/30/2013	3.1
4.1	Reference is made to Exhibits 3.1 through 3.9.
4.2	Specimen Common Stock Certificate.	S-1/A	3/22/2000	4.1
4.3	Indenture, dated as of June 24, 2008, between Registrant and The Bank of New York Trust Company, N.A. (including the form of 5.00% convertible senior note due 2015).	8-K	6/24/2008	4.1
4.4	Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/19/2011	4.1
4.5	First Supplemental Indenture, dated September 19, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2018).	8-K	9/19/2011	4.2
4.6	Second Supplemental Indenture, dated January 22, 2013, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 2.50% convertible senior note due 2017).	8-K	1/22/2013	4.2
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X
101.INS#	XBRL Instance Document				X
101.SCH#	XBRL Taxonomy Extension Schema Document				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document				X

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