Form 10-Q
period 2014-06-30
INTERMUNE INC
filed 2014-08-07
CIK 1087432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 107,969,163 outstanding shares of common stock, par value $0.001 per share, of InterMune, Inc.

INTERMUNE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTERMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$208,562	$191,433
Available-for-sale securities	351,623	195,574
Accounts receivable, net	31,019	21,436
Inventories	10,992	11,125
Prepaid expenses and other current assets	11,232	9,600
Total current assets	613,428	429,168
Property and equipment, net	4,909	4,706
Acquired product rights, net	16,750	17,250
Other assets (includes restricted cash of $3,759 at June 30, 2014 and $4,531 at December 31, 2013)	8,933	11,509
Total assets	$644,020	$462,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,613	$16,778
Accrued compensation and benefits	16,166	17,148
Convertible notes - current	18,360	—
Accrued expenses and other current liabilities	38,574	29,122
Total current liabilities	87,713	63,048
Convertible notes - noncurrent	216,118	265,102
Other long-term liabilities	143	200
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 102,918 and 89,608 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	103	90
Additional paid-in capital	1,781,544	1,450,937
Accumulated other comprehensive income	757	774
Accumulated deficit	(1,442,358)	(1,317,518)
Total stockholders' equity	340,046	134,283
Total liabilities and stockholders’ equity	$644,020	$462,633

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue, net
Esbriet product sales	$35,739	$14,400	$66,013	$24,930
Cost and expenses:
Cost of goods sold	5,770	1,943	9,135	4,319
Research and development	39,746	27,531	71,797	53,407
Selling, general and administrative	52,632	37,273	96,959	67,249
Total costs and expenses	98,148	66,747	177,891	124,975
Loss from operations	(62,409)	(52,347)	(111,878)	(100,045)
Other income (expense):
Interest income	266	115	369	252
Interest expense	(3,902)	(3,634)	(7,762)	(7,117)
Change in value of embedded conversion derivative	—	(6,336)	—	2,422
Loss on extinguishment of notes	(4,934)	—	(4,934)	(7,900)
Other	(382)	(574)	(684)	(94)
Loss from continuing operations before income taxes	(71,361)	(62,776)	(124,889)	(112,482)
Income tax provision	152	481	642	880
Loss from continuing operations, net of income taxes	(71,513)	(63,257)	(125,531)	(113,362)
Income from discontinued operations, net of income taxes	320	387	691	617
Net loss	$(71,193)	$(62,870)	$(124,840)	$(112,745)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.72)	$(0.78)	$(1.32)	$(1.43)
Discontinued operations	—	0.01	—	0.01
Net loss per share	$(0.72)	$(0.77)	$(1.32)	$(1.42)
Shares used in computing basic and diluted net income (loss) per common share	99,209	81,210	94,898	79,321

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(71,193)	$(62,870)	$(124,840)	$(112,745)
Other comprehensive loss:
Foreign currency translation adjustment	144	(109)	88	(664)
Unrealized gains (losses) on available-for-sale securities:
Unrealized losses during period	(96)	(90)	(104)	(135)
Less: Reclassification adjustments for gains (losses) transferred to net loss	(1)	2	(1)	2
Total other comprehensive income (loss)	47	(197)	(17)	(797)
Comprehensive loss	$(71,146)	$(63,067)	$(124,857)	$(113,542)

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(124,840)	$(112,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,488	5,493
Amortization of note discount and note issuance costs	3,850	3,187
Change in fair value of embedded conversion derivative	—	(2,422)
Depreciation and amortization expense	1,543	1,325
Loss on extinguishment of notes	4,934	7,900
Net realized (gains) losses on sales of available-for-sale securities	1	(2)
Other	42	(68)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,583)	(4,893)
Inventories	133	191
Prepaid expenses	(1,632)	(1,317)
Other assets	796	(342)
Accounts payable and accrued compensation	(3,147)	(9,206)
Other accrued liabilities	9,452	1,187
Net cash used in operating activities	(108,963)	(111,712)
Cash flows from investing activities:
Purchases of property and equipment	(1,246)	(542)
Purchases of available-for-sale securities	(259,329)	(148,290)
Maturities of available-for-sale securities	103,174	88,177
Sales of available-for-sale securities	—	21,014
Net cash used in investing activities	(157,401)	(39,641)
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net of issuance costs	267,953	145,734
Proceeds from convertible notes, net of issuance costs	—	116,800
Debt extinguishment costs	(558)	(72,183)
Proceeds from issuance of common stock under employee stock benefit plans	16,109	1,361
Net cash provided by financing activities	283,504	191,712
Effect of exchange rate changes on cash and cash equivalents	(11)	(582)
Net increase in cash and cash equivalents	17,129	39,777
Cash and cash equivalents at beginning of period	191,433	117,748
Cash and cash equivalents at end of period	$208,562	$157,525
Supplemental disclosure of cash flow information:
Interest paid in cash	$3,933	$4,906
Non-cash financing activities:
Reclassification of derivative liability to stockholders' equity	$—	$34,465
Reclassification of debt exchange to stockholders' equity	$37,069	$—

See accompanying notes to condensed consolidated financial statements.

INTERMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   ORGANIZATION

Overview

InterMune, Inc. (“InterMune,” “we,” and the “Company”) is a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. In pulmonology, we are focused on therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, a progressive and fatal lung disease. We have a product in pulmonology, pirfenidone, which is an orally active, small-molecule compound. Pirfenidone was granted marketing authorization effective February 2011 in all 28 member countries of the European Union, or the EU, for the treatment of adults with mild to moderate IPF. In September 2011, we launched commercial sales of pirfenidone in Germany under the trade name Esbriet®, and Esbriet is now also commercially available in various European countries, including key markets such as France, Italy and the UK. In addition, we launched in Canada in January 2013.

We are also pursuing the registration of pirfenidone to treat IPF in the United States. After reviewing various regulatory and clinical development options and following our discussions with the United States Food and Drug Administration, or FDA, we commenced an additional pivotal Phase 3 clinical study of pirfenidone in IPF in July 2011, known as the ASCEND trial. In February 2014, we announced top-line results of ASCEND and in May 2014 we resubmitted our Class 2 New Drug Application, or NDA, to the FDA to support regulatory registration in the United States. The FDA confirmed that the resubmitted NDA had been filed and that it has assigned a Prescription Drug User Fee Act goal date of November 23, 2014. In addition, on July 17, 2014, the FDA assigned Breakthrough Therapy Designation status for pirfenidone.

In March 2014, we completed a registered underwritten public offering of 8,625,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $268.0 million, after deducting underwriting discounts and expenses.

In June 2014, we completed the exchange of $43.1 million in aggregate principal amount of our 2.50% convertible senior notes due 2017 Notes (the “2017 Notes”) beneficially owned by certain existing holders of our 2017 Notes for an aggregate of 3,378,457 shares of our common stock (the “Exchange Shares”), valued at $47.22 per share, plus accrued but unpaid interest. The notes were exchanged at a rate of 78.3884 shares per $1,000 note, which represents an exchange price of approximately $12.77 per share and an approximate $0.10 discount from the original conversion price of the 2017 Notes of $12.87 per share. See Note 9 to these financial statements for details of this exchange.

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

See Note 10 for further details of our embedded conversion derivative.

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

For the calculation of net loss per share, anti-dilutive securities excluded were as follows:

	As of
	June 30,
	2014	2013
	(in thousands)
Common stock options and restricted awards and units	6,342	6,095
Shares issuable upon conversion of convertible notes	11,888	15,237

The following table is a reconciliation of the denominator used in the calculation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Denominator:
Weighted-average shares of common stock outstanding	99,631	81,823	95,360	79,924
Less: Weighted-average shares subject to repurchase	(422)	(613)	(462)	(603)
Weighted-average shares used in computing net income (loss) per common share – basic and diluted	99,209	81,210	94,898	79,321

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and six month periods ended June 30, 2014 and 2013:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of goods sold	$37	$15	$64	$43
Research and development	1,411	667	2,559	1,664
Selling, general and administrative	3,757	2,023	6,865	3,786
Total stock-based compensation expense	$5,205	$2,705	$9,488	$5,493

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment. This ASU is an amendment to the discontinued operations accounting guidance. The amendment raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for both discontinued operations and disposals of individually significant components that don’t qualify as discontinued operations. We adopted ASU No. 2014-08 for the period ended June 30, 2014. The adoption of this new guidance did not have an effect on our condensed consolidated balance sheets, statement of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is an amendment to the revenue recognition accounting guidance. The amendment clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which can be applied either prospectively or retrospectively. Early adoption is not permitted. We are evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

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

Results of Discontinued Operations

Summary operating results for the discontinued operations are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Actimmune revenue, net	$500	$500	$1,077	$1,000
Costs and expenses:
General and administrative	15	(81)	30	65
Total costs and expenses	15	(81)	30	65
Income from discontinued operations	485	581	1,047	935
Income and gains related to discontinued operations, before tax	485	581	1,047	935
Income tax expense	165	194	356	318
Income from discontinued operations, net of taxes	$320	$387	$691	$617

4.   DERIVATIVE INSTRUMENTS

We conduct business throughout Europe and Canada and therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. We do not enter into such contracts for trading or speculative purposes. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in “other” as a component of other income (expense) in our condensed consolidated statements of operations and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances. Our net contract losses were $0.1 million for the three month periods ended June 30, 2014 and 2013, respectively. Our net contract losses for the six month period ended June 30, 2014 were $0.1 million compared to net gains of $0.1 million in the same period in 2013. The notional value of our outstanding currency hedges was 17.7 million Euros and 5.5 million Canadian dollars at June 30, 2014 and 9.5 million Euros at December 31, 2013, and the fair value of these outstanding derivatives at June 30, 2014 was zero and at December 31, 2013 was a loss of $0.2 million.

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

The following table represents the fair value hierarchy for our financial assets which require fair value measurement on a recurring basis as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$52,364	$—	$—	$52,364
Obligations of government-sponsored enterprises	—	230,682	—	230,682
Corporate debt securities	—	120,941	—	120,941
Commercial paper	—	4,999	—	4,999
Total	$52,364	$356,622	$—	$408,986

	As of December 31, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$40,739	$—	$—	$40,739
Obligations of government-sponsored enterprises	—	145,942	—	145,942
Corporate debt securities	—	39,134	—	39,134
Commercial paper	—	26,662	—	26,662
Total	$40,739	$211,738	$—	$252,477

Level 2 Inputs

We estimate the fair values of our governmental related debts and corporate debt by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs. Our foreign currency derivatives contracts have maturities less than three months and all are with counterparties that have a minimum credit rating of A or equivalent by Standard & Poor’s, Moody’s Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.

The following table summarizes the carrying and fair value of our Level 2 convertible senior notes as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	(in thousands)
	Carrying value	Fair value	Carrying value	Fair value
Convertible senior notes due 2015	$18,360	$43,026	$18,360	$21,028
Convertible senior notes due 2017	60,868	267,380	91,492	166,563
Convertible senior notes due 2018	155,250	232,566	155,250	139,930
Total	$234,478	$542,972	$265,102	$327,521

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

The following table sets forth the changes in the estimated fair value for our Level 3 classified embedded conversion derivative:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fair value measurement at beginning of period	$—	$28,129	$—	$—
Embedded conversion derivative recorded in connection with 2017 Notes	—	—	—	36,887
Change in fair value measurement included in operating expenses	—	6,336	—	(2,422)
Derivative liability reclassified to stockholders’ equity	—	(34,465)	—	(34,465)
Fair value measurement at end of period	$—	$—	$—	$—

6.   CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities included in cash and cash equivalents or available-for-sale securities:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
June 30, 2014	(in thousands)
Money market funds	$52,364	$—	$—	$52,364
Obligations of government-sponsored enterprises	230,688	58	(64)	230,682
Corporate debt securities	120,980	16	(55)	120,941
Commercial paper	4,999	—	—	4,999
Total	$409,031	$74	$(119)	$408,986

	Amortized
	cost	Fair value
	(in thousands)
Reported as:
Cash equivalents	$57,363	$57,363
Available-for-sale securities	351,668	351,623
Total	$409,031	$408,986

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
December 31, 2013	(in thousands)
Money market funds	$40,739	$—	$—	$40,739
Obligations of government-sponsored enterprises	145,890	52	—	145,942
Corporate debt securities	39,123	18	(7)	39,134
Commercial paper	26,662	—	—	26,662
Total	$252,414	$70	$(7)	$252,477

	Amortized
	cost	Fair value
	(in thousands)
Reported as:
Cash equivalents	$56,903	$56,903
Available-for-sale securities	195,511	195,574
Total	$252,414	$252,477

Cash and cash equivalents in the tables above exclude cash of $151.2 million as of June 30, 2014 and $134.5 million as of December 31, 2013.

Realized gains and losses calculated based on the specific identification method were immaterial for the three and six months ended June 30, 2014 and 2013.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities by contractual maturity:

	June 30, 2014
	Amortized
	cost	Fair value
	(in thousands)
Mature in less than one year	$207,523	$207,540
Mature in one to three years	201,508	201,446
Total	$409,031	$408,986

7.   INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Raw materials	$5,653	$6,962
Work in process	3,317	1,951
Finished goods	2,022	2,212
Inventories	$10,992	$11,125

8.   ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, were as follows:

			Accumulated
	Foreign	Unrealized gains	other
	currency	(losses) on	comprehensive
	translation	securities	income
	(in thousands)
Balance at December 31, 2013	$711	$63	$774
Changes in components of other comprehensive income (loss)	88	(105)	(17)
Balance at June 30, 2014	$799	$(42)	$757

Realized gains and losses were immaterial and were reclassified to other income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively.

9.   CONVERTIBLE NOTES

In June 2008, we issued $85.0 million in 5.00% convertible senior notes due 2015 (the “2015 Notes”). The 2015 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our existing senior notes, and rank senior in right of payment to all of our existing subordinated notes. Interest accrues from the date of issuance and is payable in arrears on March 1 and September 1 of each year commencing on September 1, 2008. The 2015 Notes will mature on March 1, 2015. Holders of the 2015 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2015 Notes is 52.9661 shares of common stock, equivalent to a conversion price of approximately $18.88 per share. Offering expenses and underwriting discounts in the aggregate of approximately $0.6 million related to the sale of the 2015 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2015 Notes, which is approximately seven years from the date of issuance. At June 30, 2014, $18.4 million of principal remained outstanding under the 2015 Notes which comes due within 12 months of the reporting date and has been reclassified to current liabilities.

In September 2011, we issued $155.3 million in 2.50% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes are general unsecured senior obligations of the Company and rank equal in right of payment with the Company’s other senior unsecured notes and rank senior in right of payment to all of our existing and future subordinated notes. Interest accrues from the date of issuance and is payable in arrears on September 15 and March 15 of each year commencing on March 15, 2012. The 2018 Notes will mature on September 15, 2018. Holders of the 2018 Notes may surrender their notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the second business day immediately preceding the maturity date. The initial conversion rate for each $1,000 aggregate principal amount of the 2018 Notes is 31.4465 shares of common stock, equivalent to a conversion price of approximately $31.80 per share. Offering expenses and underwriting discounts in the aggregate of approximately $5.0 million related to the sale of the 2018 Notes were recorded in other assets and are being amortized to interest expense using the effective interest method over the term of the 2018 Notes, which is approximately seven years from the date of issuance. At June 30, 2014, $155.3 million of principal remained outstanding under the 2018 Notes.

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

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing new securities or repurchasing any of our other securities. At June 30, 2014, $77.7 million of principal remained outstanding under the 2017 Notes.

In January 2013, we used a portion of the net proceeds from the Convertible Note Offering to repurchase approximately $66.6 million of our outstanding 2015 Notes for proceeds of $72.2 million. This repurchase was accounted for as an extinguishment of notes and we recorded a loss on extinguishment of notes of $7.9 million which comprised $5.5 million of premium paid to the holders of the 2015 Notes, $2.2 million related to the excess of the deemed issuance fair value over the issuance price (par) of the 2017 Notes (but only for those holders of the repurchased 2015 Notes who subsequently invested in our 2017 Notes) and $0.2 million related to the write-off of the initial note issuance costs for these 2015 Notes.

In June 2014, we completed the exchange of $43.1 million in aggregate principal amount of 2017 Notes beneficially owned by certain existing holders of our 2017 Notes for an aggregate of 3,378,457 shares of our common stock (the “Exchange Shares”), valued at $47.22 per share, plus accrued but unpaid interest. The notes were exchanged at a rate of 78.3884 shares per $1,000 note, which represents an exchange price of approximately $12.77 per share and an approximate $0.10 discount from the original conversion price of the 2017 Notes of $12.87 per share. This exchange was accounted for as an extinguishment of notes and we recorded a loss on extinguishment of notes of $4.9 million which comprised $1.4 million of premium paid to the holders of the 2017 Notes, $2.9 million related to the excess of the deemed issuance fair value over the issuance price (par) of the Exchange Shares and $0.6 million related to the write-off of the initial note issuance costs for these notes.

The following is a summary of the interest expense recognized on the 2017 Notes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Contractual coupon interest expense	$754	$696	$1,509	$1,325
Amortization of convertible note discount	1,566	1,348	3,095	2,484
Amortization of convertible note issuance costs	193	199	385	329
Total interest expense recognized on the 2017 Notes	$2,513	$2,243	$4,989	$4,138

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

As a result of the issuance of convertible notes in January 2013, our total potential outstanding common stock exceeded our authorized shares by approximately 4.3 million shares as of that date, and we were therefore required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance was $36.9 million and was recorded as the original debt discount for the purposes of accounting for the debt component of the 2017 Notes. This debt discount is being amortized as interest expense using an effective interest rate of 9.9% over the remaining 3.5 year term of the 2017 Notes.

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

Now that the United States Supreme Court has denied Dr. Harkonen’s petition for writ of certiorari, leaving the verdict and judgment against Dr. Harkonen intact, Arch has taken steps to resume the arbitration and seek to recoup all or some of the $5.0 million it advanced for Dr. Harkonen’s defense back from Dr. Harkonen and/or from the Company, contending that such fees and costs are not covered by its policy. In addition, Old Republic has written a letter dated May 8, 2014, claiming that Dr. Harkonen’s attorney’s fees and costs are not covered by its policy, and demanding that Dr. Harkonen and/or the Company repay the $5.0 million Old Republic advanced for Dr. Harkonen’s defense costs. The Company believes that Arch and Old Republic are not entitled to recover such fees and costs from the Company and will assert that position in arbitration. At this time, we believe no change to the status of the application of the D&O liability insurance in general has occurred due to the judgment in the Criminal Action. Therefore, while it is reasonably possible that we may incur a loss associated with this matter, we are unable to determine the amount of such a loss or range of losses and have not accrued for any such amounts in our financial statements associated with this matter.

12. SUBSEQUENT EVENTS

In July 2014, we completed the exchange of $41.0 million in aggregate principal amount of 2017 Notes beneficially owned by certain noteholders for (i) 3,185,703 shares of the our common stock (the “2017 Exchange Shares”), (ii) $1.3 million aggregate cash consideration and (iii) accrued but unpaid interest. For the share portion of the overall exchange consideration, the notes were exchanged at a rate of 77.7001 shares per $1,000 note, which represents an exchange price of approximately $12.87. This exchange price was the same as the original conversion price of the 2017 Notes. Additionally, in a separately negotiated private transaction with existing holders of 2017 Notes, we completed the exchange of $11.9 million in aggregate principal amount of 2017 Notes beneficially owned by the noteholders for (i) an aggregate of 908,423 2017 Exchange Shares, (ii) approximately $1.2 million aggregate cash consideration and (iii) accrued but unpaid interest. For the share portion of the overall exchange consideration, the notes were exchanged at a rate of 76.1461 shares per $1,000 note, which represents an exchange price of approximately $13.13 and an approximate $0.26 premium on the original conversion price of the 2017 Notes of $12.87 per share.

In July 2014, we also completed the exchange of $16.9 million in aggregate principal amount of 2015 Notes beneficially owned by an existing noteholder for (i) an aggregate of 893,008 shares of our common stock (the “2015 Exchange Shares” and, together with the 2017 Exchange Shares, the “Exchange Shares”), (ii) $0.7 million aggregate cash consideration and (iii) accrued but unpaid interest. For the share portion of the overall exchange consideration, the notes were exchanged at a rate of 52.9661 shares per $1,000 note, which represents an exchange price of approximately $18.88 per share. This exchange price was the same as the original conversion price of the 2015 Notes.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, among other things, statements which address our strategy and operating performance and events or developments that we expect or anticipate will occur in the future, including, but not limited to, statements about:

—	expectations regarding the timing for completion of the U.S. Food and Drug Administration, or FDA, review of our Class 2 New Drug Application, or NDA, we resubmitted for pirfenidone in May 2014;
—	the potential to make pirfenidone available as a medicine to idiopathic pulmonary fibrosis, or IPF, patients in the United States and the timing of commercial launch in the United States;
—	product and product candidate development;
—	the market or markets for our products or product candidates;
—	the ability of our products to treat patients in our markets;
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

Overview

We are a biotechnology company focused on the research, development and commercialization of innovative therapies in pulmonology and orphan fibrotic diseases. In pulmonology, we are focused on therapies for the treatment of idiopathic pulmonary fibrosis, or IPF, a progressive and fatal lung disease. Pirfenidone is approved for marketing by InterMune in all 28 member countries of the European Union, or EU, and Canada as Esbriet. Pirfenidone is not approved for marketing in the United States. In May 2014, we resubmitted our Class 2 New Drug Application, or NDA, to the FDA to support regulatory registration in the United States. The FDA confirmed that the resubmitted NDA had been filed and that it has assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 23, 2014. In addition, on July 17, 2014, the FDA assigned Breakthrough Therapy Designation status for pirfenidone.

In anticipation of U.S. marketing approval of pirfenidone, we have accelerated our efforts to build our global commercial infrastructure and U.S. salesforce to be prepared to launch pirfenidone in the United States. Establishing a commercial infrastructure in the United States for pirfenidone is a significant undertaking and requires a significant capital expenditure. We anticipate that our selling, general and administrative expenses will increase significantly in the short term as we continue this effort.

We continue to pursue our research programs, which are focused on the discovery of targeted, small-molecule therapeutics and biomarkers to treat and monitor serious pulmonary and fibrotic diseases. We intend to proceed with clinical development for at least one of these product candidates in the first half of 2015, further discussed in “Pre-Clinical and Clinical Programs” below.

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

The results of the ASCEND trial supplemented the existing Phase 3 clinical data from our CAPACITY clinical trials to support the potential registration of pirfenidone to treat patients with IPF in the United States. In May 2014, we resubmitted our Class 2 NDA to the FDA to support regulatory registration in the United States and the FDA has assigned a PDUFA goal date of November 23, 2014. In addition, on July 17, 2014, the FDA assigned Breakthrough Therapy Designation status for pirfenidone.

We initiated and began conduct of our Expanded Access Program, or EAP, for pirfenidone in the United States. The EAP is being conducted under a treatment protocol and limited to enrollment of IPF patients in the U.S. who meet specific medical criteria. Investigational drugs such as pirfenidone are not generally available until the FDA approves them. However, the FDA’s regulations have compassionate use provisions under which FDA may allow certain investigational drugs to be made available in cases where there are not comparable or satisfactory alternative therapies for serious or life-threatening illnesses. One of these provisions is an Expanded Access Program under a treatment protocol. The pirfenidone EAP is designed to provide access to the drug while marketing approval is being sought from the FDA.

In July 2013, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical study, known as the PANORAMA trial, designed to evaluate the safety and tolerability of N–acetylcysteine (NAC) in patients with IPF and who are currently being treated with Esbriet (pirfenidone). NAC is a pharmaceutical drug and nutritional supplement used primarily as a mucolytic agent and in the management of paracetamol/acetaminophen overdose. NAC is an antioxidant that has been used alone or in combination with other agents, including Esbriet, for the treatment of IPF. However, NAC is not approved for the treatment of IPF by any major regulatory agency and no controlled data currently exists regarding the safety and tolerability of Esbriet and NAC in combination. We enrolled 123 patients in the PANORAMA trial, however, as a result of the outcome of the National Institutes of Health study, PANTHER, which demonstrated that NAC provided no benefit to IPF patients, no additional patients will be enrolled in PANORAMA.  Patients already enrolled will be followed according to protocol to provide a safety analysis of NAC administered on top of pirfenidone.  Results will be reported by the end of 2015. The PANORAMA trial was initially designed to enroll up to 250 patients at approximately 70 centers in Europe for a treatment period of six months.

In October 2013, we initiated the LOTUSS trial, a Phase 2, multinational, open-label, 16-week, randomized, parallel-group, safety and tolerability study of Esbriet (pirfenidone) in patients with systemic sclerosis-related interstitial lung disease (SSc-ILD). Systemic sclerosis (SSc), also known as scleroderma, is an autoimmune connective tissue disorder resulting in, among other features, excessive collagen production and tissue fibrosis. SSc is a multiorgan disease that can involve the lungs, skin, heart, gut and kidneys. Most affected patients are women and are between 30 to 50 years old at diagnosis. Lung involvement (SSc-ILD) eventually occurs in more than 70% of SSc patients, and is the leading cause of functional impairment as well as the leading cause of mortality in this population. There are currently no licensed pharmacological agents approved to treat SSc-ILD although some patients receive immunosuppressive drugs. Therefore, we believe SSc-ILD represents a significant unmet medical need. In November 2013, pirfenidone was granted orphan drug status for the treatment of SSC-ILD in the United States. We have completed enrollment for our LOTUSS trial, which will conclude in the fourth quarter of 2014, and we currently expect to report results at a medical meeting in 2015.

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

Our Strategy

Consistent with the corporate strategy we outlined during the fourth quarter of 2013, our first priority remains the successful commercialization of Esbriet in IPF, including planning and executing a successful launch in the United States if Esbriet is approved. We are also conducting two clinical studies, LOTUSS and PANORAMA, to expand and explore the growth of Esbriet in IPF and in other indications. We have stopped enrolling patients in our PANORAMA trial due to the recent results of the PANTHER study, but enrolled patients will be followed according to protocol. Our LOTUSS trial, is a Phase 2, multinational, open-label, randomized, parallel-group, safety and tolerability study of Esbriet in patients with SSc-ILD which we recently completed enrollment in this trial. We are also investing in internal programs to expand Esbriet in IPF, including new formulations for Esbriet, as well as broadening our pipeline beyond Esbriet and IPF into other specialty fibrotic diseases through our internal research capability and business development initiatives focused on broadening our pipeline, and continue to evaluate opportunities as they arise.

Other Recent Developments

In March 2014, we completed a registered underwritten public offering of 8,625,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $268.0 million, after deducting underwriting discounts and expenses.

In June 2014, we settled an exchange of $43.1 million in aggregate principal amount of our 2.50% convertible senior notes due 2017 (the “2017 Notes”) beneficially owned by certain existing holders of our 2017 Notes for an aggregate of 3,378,457 shares of our common stock (the “Exchange Shares”), valued at $47.22 per share, plus accrued but unpaid interest. The notes were exchanged at a rate of 78.3884 shares per $1,000 note, which represents an exchange price of approximately $12.77 per share and an approximate $0.10 discount from the original conversion price of the 2017 Notes of $12.87 per share.

In July 2014, we settled an exchange of $41.0 million in aggregate principal amount of 2017 Notes beneficially owned by certain noteholders for (i) 3,185,703 shares of the our common stock (the “2017 Exchange Shares”), (ii) $1.3 million aggregate cash consideration and (iii) accrued but unpaid interest. For the share portion of the overall exchange consideration, the notes were exchanged at a rate of 77.7001 shares per $1,000 note, which represents an exchange price of approximately $12.87. This exchange price was the same as the original conversion price of the 2017 Notes. Additionally, in a separately negotiated private transaction with existing holders of 2017 Notes, we settled an exchange of $11.9 million in aggregate principal amount of 2017 Notes beneficially owned by the noteholders for (i) an aggregate of 908,423 2017 Exchange Shares, (ii) approximately $1.2 million of aggregate cash consideration and (iii) accrued but unpaid interest. For the share portion of the overall exchange consideration, the notes were exchanged at a rate of 76.1461 shares per $1,000 note, which represents an exchange price of approximately $13.13 and an approximate $0.26 premium on the original conversion price of the 2017 Notes of $12.87 per share.

In July 2014, we also completed the exchange of $16.9 million in aggregate principal amount of 2015 Notes beneficially owned by an existing noteholder for (i) an aggregate of 893,008 shares of our common stock (the “2015 Exchange Shares” and, together with the 2017 Exchange Shares, the “Exchange Shares”), (ii) $0.7 million aggregate cash consideration and (iii) accrued but unpaid interest. For the share portion of the overall exchange consideration, the notes were exchanged at a rate of 52.9661 shares per $1,000 note, which represents an exchange price of approximately $18.88 per share. This exchange price was the same as the original conversion price of the 2015 Notes.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013

Revenue

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Esbriet product sales	$35,739	$14,400	148%	$66,013	$24,930	165%

Revenue for the three months ended June 30, 2014 increased $21.4 million, or 148%, compared to the same period in 2013. For the six months ended June 30, 2014, revenue increased $41.1 million, or 165%, compared to the same period in 2013. Revenue increased as a result of i) continued growth in existing markets, including Canada, France, Germany, Italy and our Mid-Sized European countries, as well as ii) increased disease awareness and marketing efforts.

Cost of Goods Sold and Gross Margin

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Cost of goods sold	$5,770	$1,943	197%	$9,135	$4,319	112%
As a percentage of total revenue	16%	13%		14%	17%
Gross profit	$29,969	$12,457	141%	$56,878	$20,611	176%
Gross margin	84%	87%		86%	83%

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
Major components of cost of goods sold	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Manufacturing costs	$2,356	$1,386	70%	$4,309	$2,411	79%
Amortization of acquired product rights	250	250	(—)%	500	500	(—)%
Royalty expense	1,369	497	175%	2,535	945	168%
Inventory reserve expense	1,795	(190)	(1,045)%	1,791	463	287%
Total COGS	$5,770	$1,943	197%	$9,135	$4,319	112%

Cost of goods sold for the three months ended June 30, 2014 increased $3.8 million, or 197%, compared to the same period in 2013. For the six months ended June 30, 2014, cost of goods sold increased $4.8 million, or 112%, compared to the same period in 2013. Historically, our higher COGS as a percentage of revenue included the costs of delayed launches such as product repackaging, relabeling and shipping activities. The decrease in manufacturing costs as a percentage of revenue is also a result of i) increased economies of scale from improved production planning associated with the completion of pricing and reimbursement in our targeted countries, and ii) absorption of fixed costs such as the amortization of our acquired product rights and other internal supply chain costs, over an increased number of units produced. The increase in inventory reserve in the three and six months ended June 30, 2014, relates to write-offs of surplus inventory.

Research and Development Expenses

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Research and development	$39,746	$27,531	44%	$71,797	$53,407	34%

Research and development expenses for the three months ended June 30, 2014 increased $12.2 million, or 44%, compared to the same period in 2013. For the six months ended June 30, 2014, research and development increased $18.4 million, or 34%, compared to the same period in 2013. Increases in research and development related primarily to completion and evaluation activities for our ASCEND clinical trial in the U.S., which was initiated in July 2011 and related NDA filing activities. We also initiated two additional clinical studies in 2013, LOTUSS and PANORAMA, in order to research expanded uses of Esbriet as well as combined therapy with existing compounds, in addition to PASSPORT, a trial to satisfy post-approval regulatory requirements in the EU. Additionally, we initiated work to prepare for an Early Access Program, or EAP, in the first quarter of 2014 in order to provide Esbriet to U.S. patients prior to FDA approval under the FDA’s compassionate use provisions.

Milestone Payments to Third Parties

We made no third-party payments in the six months ended June 30, 2014 and 2013 related to contractual milestone obligations that were charged directly to expense. In 2011, we received authorization to market Esbriet in the EU and made a milestone payment of $20.0 million in the aggregate to Marnac and KDL and have capitalized such payment as acquired product rights. This asset is being amortized to cost of goods sold over the estimated useful life of 20 years and we incurred approximately $0.3 million of amortization expense in the three months ended June 30, 2014 and 2013, respectively, and $0.5 million of amortization expense in the six months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Selling, general and administrative	$52,632	$37,273	41%	$96,959	$67,249	44%

Selling, general and administrative expenses for the three months ended June 30, 2014 increased $15.4 million, or 41%, compared to the same period in 2013. For the six months ended June 30, 2014, selling, general and administrative increased $29.7 million, or 44%, compared to the same period in 2013. This increase is primarily attributed to increased headcount in connection with our accelerated efforts to build our commercial infrastructure to be prepared to launch pirfenidone in the United States in the fourth quarter of 2014 (previously targeted for the first quarter of 2015), assuming FDA approval during the fourth quarter of 2014. We expect that the build-out of the U.S. commercial organization will be substantially complete by the end of the third quarter of 2014.

Interest Income

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Interest income	$266	$115	131%	$369	$252	46%

The increase in interest income for the three and six months ended June 30, 2014 compared to the same periods in 2013 is due to higher average balances in marketable securities in the second quarter and first six months of 2014, respectively.

Interest Expense

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Interest expense	$(3,902)	$(3,634)	7%	$(7,762)	$(7,117)	9%

Interest expense primarily relates to coupon interest on our 2015 Notes, 2017 Notes and 2018 Notes and the related amortization of note issuance costs. Additionally, we recognized expense due to accretion on our note discount in connection with the January 2013 issuance of our 2.50% convertible senior notes due 2017. Increase in interest expense is attributed to the use of an effective interest rate to amortize our note discount over the remaining term of the 2017 Notes.

Fair Value of Embedded Conversion Derivative

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Change in value of embedded conversion derivative	$—	$(6,336)	(100)%	$—	$2,422	(100)%

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

Loss on Extinguishment of Notes

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Loss on extinguishment of notes	$(4,934)	$—	100%	$(4,934)	$(7,900)	(38)%

For the three and six months ended June 30, 2014, this loss is attributed to the extinguishment of the portion of our 2017 Notes exchanged for common stock in June 2014. For the six months ended June 30, 2013, this loss is attributed to the extinguishment of the portion of our 2015 Notes repaid in connection with the issuance of our 2017 Notes in January 2013.

Other

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Other	$(382)	$(574)	(33)%	$(684)	$(94)	628%

Other expense in the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013 consisted primarily of currency gains and losses related to the unhedged portion of our non-dollar denominated balance sheet exposures in connection with our European operations.

Income Tax Provision Allocated to Continuing Operations

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(in thousands, except percentages)	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Income tax provision	$152	$481	(68)%	$642	$880	(27)%

Income tax provision allocated to continuing operations results from our estimate of taxes payable in various foreign jurisdictions in which we sell our Esbriet product. We expect our tax expense to increase as our foreign operations continue to grow.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale securities, as well as from cash generated from operations and proceeds from our convertible note and equity financings in June 2008, September 2011, January 2013, November 2013 and March 2014.

At June 30, 2014, our capital resources consisted of cash, cash equivalents and available-for-sale securities of $560.2 million. In March 2014, we completed a registered underwritten public offering of 8,625,000 shares of our common stock. The resulting aggregate net proceeds from the common stock offering were approximately $268.0 million, after deducting underwriting discounts and expenses.

Based on our current expectations, we believe our existing cash, cash equivalents and available-for-sale securities will be sufficient to meet our planned operations through at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth, the timing and scope of our commercial infrastructure expansion in the United States, the timing and extent of spending to support our development and clinical efforts and strategic initiatives, the expansion of sales, marketing and administrative activities, the timing of introduction of our product into new markets and the continuing market acceptance of our products. In particular, in order to continue to grow our commercial operations successfully, we may need to continue to increase the number of our managerial, operational, financial and other employees in the European Economic Area, or EEA, and Canada, and if pirfenidone is approved for sale in the United States we will need to do so in the United States, as well. We have accelerated our efforts to build our commercial infrastructure to be prepared to launch pirfenidone in the United States in the fourth quarter of 2014 (previously targeted for the first quarter of 2015), assuming FDA approval during the fourth quarter of 2014. Establishing a commercial infrastructure in the United States for pirfenidone will require significant capital expenditures, which may require us to raise additional capital.

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

Cash Flows from Operating Activities

Cash used in operating activities was $109.0 million during the six months ended June 30, 2014, comprised primarily of a net loss of $124.8 million and working capital changes of $4.0 million partially offset by non-cash charges of $19.9 million primarily consisting of depreciation, stock-based compensation, amortization of note discount and note issuance costs and loss on extinguishment of notes.

Cash used in operating activities was $111.7 million during the six months ended June 30, 2013, comprised primarily of a net loss of $112.7 million and non-cash charges of $14.8 million primarily consisting of depreciation, stock-based compensation, amortization of note discount and note issuance costs, changes in the fair value of our embedded derivative and loss on extinguishment of notes.

Cash Flows from Investing Activities

Cash used in investing activities was $157.4 million during the six months ended June 30, 2014, and was comprised primarily of purchases of available-for-sale securities of $259.3 million, partially offset by maturities and sales of available-for-sale securities of $103.2 million.

Cash used in investing activities was $39.6 million during the six months ended June 30, 2013, and was comprised primarily of purchases of available-for-sale securities of $148.3 million, partially offset by maturities and sales of available-for-sale securities of $109.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $283.5 million for the six months ended June 30, 2014 was due to the registered underwritten public offering of 8,625,000 shares of our common stock. The aggregate net proceeds from this offering were approximately $268.0 million. Additionally, $16.1 million was provided by proceeds from the issuance of common stock under our employee stock benefit plans.

Cash provided by financing activities of $191.7 million for the six months ended June 30, 2013 was due to the registered underwritten public offering of 15,525,000 shares of our common stock and a concurrent registered underwritten public offering of $120.8 million aggregate principal amount of 2.50% convertible senior notes due 2017. The aggregate net proceeds from these concurrent offerings were approximately $262.5 million. This was offset by the repurchase of $72.2 million of 5.00% convertible senior notes due 2015.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities, such as milestone payments, for which we cannot reasonably predict future payments. Our future contractual obligations and commitments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and are supplemented by the discussion herein.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The table below presents the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio by final maturity date and our convertible notes as of June 30, 2014:

					2018 and
(in millions, except percentages)	2014	2015	2016	2017	Beyond	Total
Assets
Cash equivalents and available-for-sale securities	$207.5	$201.5	$—	$—	$—	$409.0
Average interest rate	0.2%	0.3%	—%	—%	—%	0.3%

Liabilities
5.00% convertible senior notes due 2015(1)	$—	$18.4	$—	$—	$—	$18.4
Average interest rate	—%	5.0%	—%	—%	—%	5.0%
2.50% convertible senior notes due 2017(2)	$—	$—	$—	$77.7	$—	$77.7
Average interest rate	—%	—%	—%	2.5%	—%	2.5%
2.50% convertible senior notes due 2018	$—	$—	$—	$—	$155.3	$155.3
Average interest rate	—%	—%	—%	—%	2.5%	2.5%
(1)	In July 2014, we exchanged $16.9 million of the 5.00% convertible senior notes due 2015 for shares of our common stock. See Note 12 of the condensed consolidated financial statements.
(2)	In July 2014, we exchanged $52.9 million of the 2.50% convertible senior notes due 2017 for shares of our common stock. See Note 12 of the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Now that the United States Supreme Court has denied Dr. Harkonen’s petition for writ of certiorari, leaving the verdict and judgment against Dr. Harkonen intact, Arch has taken steps to resume the arbitration and seek to recoup all or some of the $5.0 million it advanced for Dr. Harkonen’s defense back from Dr. Harkonen and/or from the Company, contending that such fees and costs are not covered by its policy. In addition, Old Republic has written a letter dated May 8, 2014, claiming that Dr. Harkonen’s attorney’s fees and costs are not covered by its policy, and demanding that Dr. Harkonen and/or the Company repay the $5.0 million Old Republic advanced for Dr. Harkonen’s defense costs. The Company believes that Arch and Old Republic are not entitled to recover such fees and costs from the Company and will assert that position in arbitration. At this time, we believe no change to the status of the application of the D&O liability insurance in general has occurred due to the judgment in the Criminal Action. Therefore, while it is reasonably possible that we may incur a loss associated with this matter, we are unable to determine the amount of such a loss or range of losses and have not accrued for any such amounts in our financial statements associated with this matter.

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

In February 2011, we were granted marketing authorization to commercialize Esbriet (pirfenidone) in all 28 member states of the European Union, or EU, for the treatment of adults with mild to moderate idiopathic pulmonary fibrosis, or IPF. We have since launched the product in various countries within the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein, as well as having launched in Canada. In February 2014, we announced positive top-line data from our Phase 3 clinical trial of pirfenidone, ASCEND, demonstrating that pirfenidone significantly reduced IPF disease progression as measured by the primary endpoint of change in percent predicted FVC from Baseline to Week 52. However, pirfenidone is still under investigation for the treatment of IPF in the United States and has not been approved by the U.S. Food and Drug Administration, or FDA.

Because we do not currently have a product candidate other than pirfenidone in clinical development, our future success depends on the continued commercialization of Esbriet in the EEA and Canada and on obtaining regulatory approval from the FDA to market pirfenidone for the treatment of IPF in the United States. We resubmitted the pirfenidone Class 2 NDA to the FDA in May 2014 to support regulatory registration in the United States. The FDA confirmed that the resubmitted NDA had been filed and that it has assigned a PDUFA goal date of November 23, 2014. In addition, on July 17, 2014, the FDA assigned Breakthrough Therapy Designation status for pirfenidone. Although the FDA has granted Breakthrough Therapy Designation to pirfenidone, which is intended to expedite review, there is no guarantee that such designation will actually result in expedited FDA review of our resubmitted NDA. If our pirfenidone product is approved by the FDA, our future success will depend on our successful commercialization of pirfenidone in the United States together with continued commercialization of Esbriet in the EEA and Canada.

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

In November 2009, we submitted an NDA to the FDA seeking approval of pirfenidone for IPF. Following submission of the NDA, the FDA convened an Advisory Committee to review the application and make a recommendation regarding approval. Although the Advisory Committee recommended approval of pirfenidone to reduce the decline in lung function in patients with IPF, the FDA issued us a Complete Response Letter on May 4, 2010, requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. Our NDA was supported by our CAPACITY 1 and CAPACITY 2 trials, which were designed using FVC as the primary endpoint, as opposed to mortality, even though the FDA had advised us that mortality would be the preferred endpoint and that the FDA was uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone based on FVC change. We met the primary endpoint of FVC change with statistical significance in our CAPACITY 2 trial but not in our CAPACITY 1 trial. While in our view the totality of the data from CAPACITY 1 and CAPACITY 2 supported the efficacy and safety of pirfenidone in IPF, the FDA disagreed with our view, issued a Complete Response Letter, and requested additional efficacy data.

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

Whether data from our ASCEND trial when combined with the data from our CAPACITY trials will be sufficient to demonstrate an effect on mortality and/or to obtain FDA approval of pirfenidone for the treatment of IPF will be the subject of review by the FDA after our Class 2 NDA resubmission in May 2014. If the results of the ASCEND trial are not satisfactory to the FDA to support regulatory approval of pirfenidone in the United States, then we will not be able to market and sell Esbriet in the United States. Further, a negative regulatory outcome by the FDA for pirfenidone may negatively affect the sales of Esbriet in the EEA and Canada and/or may be considered by EEA or Canadian regulatory agencies when assessing reimbursement for Esbriet, which may lead to a reduction in the amount of reimbursement amounts in certain countries. Additionally, as in any clinical trial, discovery of unknown problems with pirfenidone in the ASCEND trial could negatively impact the approved safety and efficacy profile and result in possible reduced sales or product withdrawal in the EEA and Canada. Because of our dependence on the commercial success of Esbriet in the EEA and Canada, a negative regulatory outcome by the FDA could materially and adversely affect our business and prospects, including, but not limited to, negatively impacting the pricing and reimbursement guidelines for Esbriet in one or more countries in the EEA and Canada and thereby negatively impacting Esbriet revenue and our financial results. For additional risks related to clinical studies and government regulations, see the risks under “Risks Related to Government Regulation and Approval of Our Products and Product Candidates.”

We cannot assure you of the timing of FDA review of our resubmitted NDA or whether pirfenidone will ultimately be approved for sale in the U.S.

We resubmitted our NDA for pirfenidone to the FDA in May 2014, to which the FDA assigned a PDUFA goal date of November 23, 2014, and our financial plans currently relate to timely approval of such NDA. The process of obtaining FDA regulatory approval often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. While pursuant to the Prescription Drug User Fee Act, we expect that the FDA’s review of our NDA for pirfenidone will be completed by the date assigned by the FDA, we cannot assure you that the FDA will act within this timeframe. Furthermore, although the FDA has granted Breakthrough Therapy Designation to pirfenidone, which is intended to expedite review, there is no guarantee that such designation will actually result in expedited FDA review of our resubmitted NDA, nor guarantee that pirfenidone will ultimately be approved for sale in the U.S. Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding pirfenidone. A delay in receipt of, or a failure to receive, approval for our NDA of pirfenidone for any reason would have a significant adverse effect on our prospects and stock price. Further, any delay in approval of our NDA may place pirfenidone at a competitive disadvantage, may increase our need for additional resources, have an adverse effect on our operations and a negative effect on our stock price.

Risks Related to the Commercialization of Our Products and Product Candidates

Our revenue from sales of Esbriet in the EEA and Canada are dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EEA and Canada, which levels may vary and may fall well below our current expectations.

As of June 30, 2014, we have agreed pricing and /or reimbursement levels for Esbriet in Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Italy, Ireland, Luxembourg, the Netherlands, Norway, Sweden, the UK and Canada. We have developed estimates of anticipated pricing in other countries, including in the United States, if pirfenidone is approved for sale. These estimates are our expectations, which are based upon the lethal nature of IPF, the lack of any approved therapies for IPF, the Orphan Drug designation of Esbriet, our perception of the overall cost benefit of Esbriet and the current pricing of therapies with a similar product profile, such as treatments for pulmonary hypertension.

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

Expansion of our global commercial infrastructure is a significant undertaking that requires substantial financial and managerial resources, and we may encounter delays or may not be successful in our efforts. In addition, we have already expended substantial resources in advance of potential approval of our NDA for pirfenidone.

Implementing the global commercial infrastructure with the size necessary to support our commercial operations in Europe and Canada and to initiate a commercial launch of pirfenidone in the United States is a significant undertaking that requires substantial financial and managerial resources. To support our anticipated marketing efforts, we have begun to implement a commercial infrastructure within the United States, which requires substantial resources and which will require a significant undertaking in order to meet our accelerated anticipated commercial launch of third quarter 2014, and continue to grow our commercial infrastructure in Europe and Canada. In order to successfully grow our commercial operations, we will need to increase the number of our managerial, operational, financial and other employees in the EU, Canada and the U.S., which will require additional financial resources and require significant management attention. The growth of our commercial infrastructure may be more costly than anticipated due to factors beyond our control, such as higher than expected recruitment and training costs or requiring additional sales personnel in order to address the U.S. market. In addition, integrating a commercial infrastructure of this size into our existing organization requires significant management resources and planning. Further, we are expending a substantial amount of resources in anticipation of the approval of our NDA for pirfenidone, which is not guaranteed. In the event the FDA does not approve our NDA, or there is a substantial delay in the approval of our NDA, we will have spent significant resources that we will, in many circumstances, be unable to recoup resulting in an adverse effect to our operating and financial results.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as our product candidates. In particular, Boehringer Ingelheim, or BI, has published Phase 2 and Phase 3 data for BIBF-1120 (nintedanib), a multiple kinase inhibitor that is being studied to treat several types of cancers and has showed efficacy in IPF. More recently, BI has completed two global Phase 3 studies (INPULSIS™-1 and INPULSIS™-2) evaluating the efficacy and safety of nintedanib for the treatment of IPF and results were presented at the American Thoracic Society (ATS) International Conference and published in May 2014. In July 2014, the FDA granted Breakthrough Therapy designation for nintedanib in IPF. Gilead has a humanized monoclonal antibody compound, GS-6624 (simtuzumab), currently in Phase 2 clinical development for the treatment of IPF. Bristol-Myers Squibb has an LPA1 receptor antagonist which is now in a Phase 2 (BMS-986020) study as a potential treatment of IPF. Furthermore, there are at least seven products in various stages of Phase 1 or Phase 2 development for IPF, including two anti-IL-13 monoclonal antibodies from Roche and MedImmune, FG-3019 from Fibrogen, STX-100 from Biogen Idec (acquirer of Stromedix), SAR156597 from Sanofi, GSK2126458 from GSK and PRM-151 from Promedior. Other pirfenidone formulations and similar or altered chemical structures are also in various stages of research and development. Nintedanib, as well as the other product candidates, if approved, will compete with Esbriet, potentially decreasing our sales and the prospects for pirfenidone.

BI and these other competitors are larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we experienced slower than anticipated patient enrollment in our ASCEND and PANORAMA clinical trials.

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

Our development costs will further increase if we have material delays in our current clinical trials for pirfenidone or if we need to perform more or larger clinical trials than initially planned for future product candidates. We are conducting our LOTUSS trial, a Phase 2, multinational, open-label, randomized, parallel-group, designed to study the safety and tolerability of pirfenidone in patients with systemic sclerosis-related interstitial lung disease. Any modifications to trial design for this study would increase our development costs. If there are any significant delays for any of our other current or planned clinical trials, our business, financial condition, financial results and the commercial prospects for our products and product candidates will be harmed, and our prospects for profitability will be impaired. In addition, delays or discontinuations of our clinical trials could require us to cease development efforts of a product candidate in part or altogether, which will harm our business or financial condition and the commercial prospects for such product and product candidate.

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

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials or studies. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or to discontinue clinical trials altogether. For example, the National Institutes of Health study, PANTHER, recently demonstrated that NAC provided no benefit to IPF patients. We have therefore decided not to enroll additional patients into our PANORAMA trial of NAC added to Esbriet therapy in mild-to-moderate IPF patients.

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

Both our CAPACITY and ASCEND trials were conducted without a SPA with the FDA. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. We did not obtain a SPA agreement with the FDA and therefore there was no assurance that the results would provide a sufficient basis in the view of the FDA for the FDA to grant regulatory approval of a new drug application for pirfenidone for the treatment of IPF. In addition, while the FDA will consider and approve NDAs based on various endpoints, the FDA had indicated that mortality is the ideal endpoint for IPF clinical trials. We designed and conducted CAPACITY 1, CAPACITY 2 and ASCEND based on FVC change as the primary endpoint, as opposed to mortality. The FDA had advised us that they were uncertain as to what would constitute a clinically meaningful treatment effect of pirfenidone on this endpoint. The primary endpoint of FVC change was met with statistical significance in CAPACITY 2 but not in CAPACITY 1. In 2010, the FDA determined that our NDA application was not adequate to support the efficacy of pirfenidone for the treatment of IPF and issued to us a Complete Response Letter requesting an additional clinical trial to support the efficacy of pirfenidone in IPF. Following issuance of the Complete Response Letter, we initiated the ASCEND trial during the third quarter of 2011.

In February 2014, we announced positive top-line data from ASCEND, demonstrating that pirfenidone significantly reduced IPF disease progression as measured by the primary endpoint of change in percent predicted FVC from Baseline to Week 52, and in May 2014 we published additional data. However, the results of ASCEND may not be sufficient to cause the FDA to grant regulatory approval for the sale of pirfenidone in the United States. Even if such approval is granted, the FDA may require an indication statement in the label of the approved product. In addition, in July 2014, we submitted to the EMA a variation to our Esbriet marketing authorization updating the Summary of Product Characteristics to include ASCEND clinical data. However, the EMA may fail to approve our proposed label revision. If the FDA fails to approve pirfenidone for sale in United States, or if the claims permitted by such approval are limited, or if the EMA fails to approve our proposed label revision, our business and prospects, may be materially and adversely affected, because of, among other factors, the potential negative impact on the pricing and reimbursement guidelines for Esbriet in any country in the EU and the consequent negative impact on Esbriet revenue from such country. For additional information related to the risk of the Phase 3 clinical study, please see the risk factor titled “Risks Related to Our Dependence on Pirfenidone—The results of our ASCEND Phase 3 clinical trial may fail to demonstrate to the FDA sufficient efficacy of pirfenidone to permit approval by the FDA and may have a negative effect on sales of Esbriet in the EEA and Canada.”

Even in the circumstances that we receive FDA approval for pirfenidone, and successfully launch the product in the United States, there may be unforeseen adverse events that may cause us to update our label with additional safety information, limit our indication or require us to withdraw our product from the market. We may or may not be able to re-launch the product. Given our status as a company with one marketed product and early stage pipeline at this time, this could have a material adverse effect on our ability to generate additional revenue, and consequently, our business will be seriously harmed.

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

We have a long-term supply contract with DSM Fine Chemicals, Signa C.V. and ACIC Fine Chemicals Inc. for the active pharmaceutical ingredient for Esbriet and a contract with Catalent for the manufacture of the drug product for Esbriet. If we do not perform our obligations under these agreements, these agreements may be terminated.

Our strategy to contract with third parties for the manufacture of our products and product candidates presents many risks, including, but not limited to, the following:

—	If market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial contractual penalties and/or be forced to take substantial inventory write-offs.
—

Manufacturers of our product and our product candidates are subject to ongoing periodic inspections by the FDA, the EMA and other regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

—

When we need to change third-party manufacturers of a particular pharmaceutical product, the FDA, the EMA and foreign regulatory authorities must approve the new manufacturers’ facilities and processes prior to our use or sale of products it manufactures for us. This requires demonstrated compatibility of product, process and testing, and compliance inspections.

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

Furthermore, the Leahy-Smith America Invents Act, or AIA, reformed certain patent laws in the United States and may create additional uncertainty regarding patents. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.

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

We have incurred net losses since inception, and our accumulated deficit was approximately $1.4 billion at June 30, 2014. We expect to incur substantial additional net losses prior to achieving profitability, if ever. The extent of our future net losses and the timing of our profitability are highly uncertain, and we may never achieve profitable operations. We are planning to expand the number of diseases for which our products may be marketed, and this expansion will require significant expenditures. We have not generated operating profits to date from our products. If the time required for us to achieve profitability is longer than we anticipate, we may not be able to continue our business.

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

Because we have limited resources and research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development resources. Accordingly, we may choose to delay our research and development efforts for a promising product candidate or we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs in order to allocate resources to another program, which could cause us to fall behind our initial timetables for development of certain product candidates. For example, we may decide to delay, cease or forgo developing pirfenidone for a particular indication or a new potential product candidate, including our LOTUSS trial or other discovery program, and allocate our resources solely to the commercialization of Esbriet for IPF. Additionally, the National Institutes of Health study, PANTHER, recently demonstrated that NAC provided no benefit to IPF patients. We have therefore decided not to enroll additional patients into our PANORAMA trial of NAC added to Esbriet therapy in mild-to-moderate IPF patients. As a result, we may not be able to fully realize the value of some of our product candidates in a timely manner, since they will be delayed in reaching the market, or may not reach the market at all. If we terminate a preclinical program in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

We initiated our commercial launch of Esbriet in Germany in September 2011 and subsequently in Austria, Belgium, Canada, Denmark, Finland, France, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Sweden and the UK and we plan to initiate commercial launches in additional countries in the EEA in the future. While we have attempted to forecast demand for Esbriet in Germany, other European countries and Canada, until we have a sufficient history of commercial sales in such jurisdictions, we cannot know with certainty whether our inventory of Esbriet is in excess of or insufficient to meet demand. Furthermore, we have just recently established our sales organization in the EEA and we do not yet know if the size of the sales organization is sufficient to successfully commercialize Esbriet, which makes accurately forecasting demand more difficult. In addition, we are building our organization for U.S. commercialization in preparation for FDA approval, which would be our first entry into the U.S. market and, if approved, will need to adjust our inventory forecasts in consideration of the U.S. market. If we fail to accurately forecast demand for Esbriet, we may face temporary supply shortages, which would impair our ability to generate revenue from such demand, or excess inventories, which may result in additional charges for such excess inventory.

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

As of June 30, 2014, we had 392 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management, scientific and commercial personnel, especially in Europe, and on our ability to develop relationships with leading academic scientists. Competition for personnel and academic collaborations is intense. We are highly dependent on our current management and key scientific and technical personnel, including Daniel G. Welch, our Chairman, Chief Executive Officer and President, as well as the other principal members of our management. None of our employees, including members of our management team, has a long-term employment contract, and any of our employees can leave at any time. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. In addition, we may need to hire additional personnel and develop additional academic collaborations if we expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or cultivate academic collaborations. Our inability to hire, retain or motivate qualified personnel or cultivate academic collaborations would harm our business.

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

We have now and will continue to have a significant amount of indebtedness. As of July 31, 2014, we had $1.5 million of outstanding indebtedness under our 2015 Notes, $24.7 million of outstanding indebtedness under our 2017 Notes and $155.3 million of outstanding indebtedness under our 2018 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

In June 2014, we completed the exchange of $43.1 million of our outstanding 2017 Notes for 3,378,457 shares of our common stock and in July 2014, we completed the exchange of an additional $52.9 million of our outstanding 2017 Notes for 4,094,126 shares of our common stock and cash. Also in July 2014, we completed the exchange of $16.9 million of our outstanding 2015 Notes for 893,008 shares of our common stock and cash. As a result of these exchanges, our remaining debt service obligation as of July 31, 2014 on our existing notes through December 31, 2014, is $2.3 million in cash payments. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will ever generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. A default under any of our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following:

—

negative developments or setbacks in our application to obtain marketing approval for pirfenidone in the United States, including a negative response from the FDA to our Class 2 NDA resubmission that we filed in May 2014;

—	lower than anticipated sales of Esbriet in the EEA and Canada;
—

delays or unexpected difficulties in our commercialization efforts for Esbriet, including delays or difficulties in our anticipated commercial launches in the United States (if we receive FDA approval), Europe and Canada;

—	higher than anticipated expenses related to the build out of our global commercial infrastructure in anticipation of a commercial launch of pirfenidone in the United States;
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

We have filed registration statements covering the approximately 11.5 million shares of common stock that are either issuable upon the exercise or vesting of outstanding options or awards reserved for future issuance pursuant to our stock plans as of June 30, 2014.

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

The market price of our common stock has been and is likely to continue to be extremely volatile. During the twelve-month period ended June 30, 2014, the closing price of our common stock on The NASDAQ Global Select Market ranged from a high of $47.22 in June 2014 to a low of $9.70 in July 2013. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which we cannot control, including:

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

INTERMUNE, INC.

Date: August 7, 2014	By:	/s/ JOHN C. HODGMAN
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